Form 10-K/A
period 2019-12-31
Expedia Group, Inc.
filed 2020-04-29
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K/A

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

Class	Outstanding Shares at April 13, 2020 were approximately,
Common stock, $0.0001 par value per share	134,465,673	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Explanatory Note
Expedia Group, Inc. (“Expedia Group” or the “Company”) is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020 (the “2019 Form 10-K”), for the purpose of providing the information required by Part III that we intended to incorporate by reference from our proxy statement relating to our 2020 annual meeting of stockholders (“2020 Annual Meeting”). Our 2020 proxy statement, however, will not be filed within the requisite time period for allowing such incorporation by reference.
This Amendment No. 1 speaks as of the original filing date of the 2019 Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the 2019 Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way.
We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Expedia Group, Inc.
Form 10-K/A
For the Year Ended December 31, 2019

Part III. Item 10. Directors, Executive Officers and Corporate Governance
Former Controlled Company Status
Expedia Group is subject to the Nasdaq Stock Market Listing Rules. These rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain requirements. Prior to July 26, 2019, based on information provided on a Schedule 13D/A filed by Mr. Diller and Liberty Expedia Holdings, Inc. (“Liberty Expedia”), on April 16, 2019, Mr. Diller and Liberty Expedia together beneficially owned approximately 13% of the outstanding shares of common stock (or approximately 20% assuming conversion of all shares of Class B common stock into shares of common stock) and 100% of the outstanding shares of Class B common stock and, consequently, approximately 55% of the combined voting power of the outstanding Expedia Group capital stock as of April 19, 2019. On this basis, Expedia Group had been relying on the exemption for controlled companies from certain Nasdaq requirements through the closing of the Liberty Expedia Transaction (as defined below) on July 26, 2019 (see “Relationships Involving Significant Stockholders, Named Executive Officers and Directors” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence”).
On July 26, 2019, the Company received notice from Nasdaq confirming that the Company no longer complies with Nasdaq Marketplace Rule 5605(b)(1), which requires a majority of the Company’s Board of Directors (the “Board” or the “Board of Directors”) to be composed of “independent directors” (as defined in Nasdaq Marketplace Rule 5605(a)(2)). As of July 26, 2019, following the closing of the Liberty Expedia Transaction, Expedia Group ceased to be a controlled company and was required to comply with all of Nasdaq’s corporate governance requirements on the phase-in schedule described below. The Compensation Committee was required to be composed of at least two members, one of whom is independent upon ceasing to be a “controlled company,” a majority of whom is independent within 90 days of ceasing to be a “controlled company” and all members of which are independent within one year of ceasing to be a “controlled company.” The Nominating Committee was required to include at least one member who is independent upon ceasing to be a “controlled company” and all members of which must be independent within one year of ceasing to be a “controlled company.” Additionally, within 12 months from ceasing to be a “controlled company” we must have a majority of independent directors on the Board of Directors. The Company currently complies with all of Nasdaq’s corporate governance requirements. Currently, the Compensation Committee and the Nominating Committee both consist of two members, all of whom are independent, and 7 of the 11 directors on the Board of Directors are independent (as defined in Nasdaq Marketplace Rule 5605(a)(2)).
Information Concerning Directors
Our Directors. Expedia Group’s Board currently consists of 11 directors. The name and certain background information regarding each of those directors is set forth below. Except as noted, there are no family relationships among directors or executive officers of Expedia Group.
In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills, each director has demonstrated business acumen and an ability to exercise sound judgment. Several of our directors also have extensive management experience in complex organizations. The terms of each of our directors will expire at the next annual meeting of stockholders.

Name	Age	Position With Expedia Group, Inc.
Barry Diller	78	Chairman and Senior Executive
Peter M. Kern	52	Director, Vice Chairman and Chief Executive Officer
Samuel Altman	34	Director
Susan C. Athey	49	Director
A. George “Skip” Battle	76	Director
Chelsea Clinton	40	Director
Jon T. Gieselman	51	Director
Craig A. Jacobson	67	Director
Dara Khosrowshahi	50	Director
Alexander von Furstenberg	50	Director
Julie Whalen	49	Director

Barry Diller
Mr. Diller has been the Chairman of the Board and Senior Executive of Expedia Group since the completion of the Company’s spin-off from IAC/InterActiveCorp (“IAC”) on August 9, 2005 (the “IAC/Expedia Group Spin-Off”) and has also, along with Mr. Kern, overseen Expedia Group’s executive leadership team, managing day-to-day operations, since the departure of the Company’s former Chief Executive Officer in December of 2019. Mr. Diller held the positions of Chairman of the board and Chief Executive Officer of IAC and its predecessors since August 1995 and ceased serving as Chief Executive Officer in November 2010. Mr. Diller served as Special Advisor to TripAdvisor, Inc., an online travel company, from April 2013 through March 2017, was TripAdvisor’s Chairman of the board and Senior Executive from December 2011, when it was spun off from the Company (the “TripAdvisor Spin-Off”), until December 2012, and served as a member of its board of directors until April 2013. Mr. Diller served as the non-executive Chairman of the board of Ticketmaster Entertainment, Inc. from 2008 to 2010, when it merged with Live Nation, Inc. to form Live Nation Entertainment, Inc. Mr. Diller served as the non-executive Chairman of the board of Live Nation Entertainment, Inc. from January 2010 to October 2010 and was a member of its board of directors until January 2011. He also served as Chairman of the board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994 and as the Chairman of the board and Chief Executive Officer of Fox, Inc. from 1984 to 1992. Prior to joining Fox, Inc., Mr. Diller served for ten years as Chairman of the board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller served as a member of the board of directors of Graham Holdings Company (formerly The Washington Post Company) from November 2013 through January 2017. Mr. Diller is currently a member of the board of directors of the Coca-Cola Company. Mr. Diller is also a member of The Business Council, and serves on the Dean’s Council of The New York University Tisch School of the Arts, the Board of Councilors for the School of Cinema-Television at the University of Southern California and the Advisory Board for the Peter G. Peterson Foundation.
Board Membership Qualifications: As result of his involvement with Expedia Group both while it was operated within IAC and since the IAC/Expedia Group Spin-Off, Mr. Diller has a great depth of knowledge and experience regarding Expedia Group and its businesses. Mr. Diller has extensive management experience, broad international exposure and emerging market experience and innovation and technology experience, including through his service as Chief Executive Officer of media and interactive commerce companies, as well as experience as a director serving on other public company boards, including as Chairman. Mr. Diller also is a significant stockholder of Expedia Group.

Peter M. Kern
Mr. Kern has been a director of Expedia Group since completion of the IAC/Expedia Group Spin-Off, has served as Vice Chairman of Expedia Group since June 2018, and has served as Chief Executive Officer of Expedia Group since April 2020. Immediately prior to his appointment as Chief Executive Officer, Mr. Kern, along with Mr. Diller, had overseen Expedia Group’s executive leadership team, managing day-to-day operations, since the departure of the Company’s former Chief Executive Officer in December of 2019. Mr. Kern served on the board of directors of Tribune Media Company from October 2016 through the completion of Tribune Media’s merger with Nextstar Media Group, Inc. in September 2019, and served as Tribune Media’s Chief Executive Officer from March 2017 through September 2019. Kern is a Managing Partner of InterMedia Partners VII, LP, a private equity firm. Prior to joining InterMedia, Mr. Kern was Senior Managing Director and Principal of Alpine Capital LLC. Prior to Alpine Capital, Mr. Kern founded Gemini Associates in 1996 and served as President from its inception through its merger with Alpine Capital in 2001. Prior to founding Gemini Associates, Mr. Kern was at the Home Shopping Network and Whittle Communications Mr. Kern also currently serves as Chairman of the board of directors of Hemisphere Media Group, Inc., a publicly-traded Spanish-language media company and as Chairman of the Supervisory Board of trivago N.V., a majority-owned subsidiary of Expedia Group, as well as on the boards of several private companies. Mr. Kern holds a B.S. degree from the Wharton School at the University of Pennsylvania.
Board Membership Qualifications: Through his extensive background in private equity and as a director of both public and private companies, as well as prior experience in senior executive positions, Mr. Kern has a high level of financial and management expertise and background in analyzing investments and strategic transactions.
Samuel Altman
Mr. Altman has been a director of Expedia Group since September 2019. Mr. Altman is the Chief Executive Officer and a member of the board of directors of OpenAI an organization dedicated to ensuring artificial intelligence benefits all of humanity. From February 2014 through March 2019, he served as President of Y Combinator, a provider of advice and seed financing for startups. Earlier in his career, Mr. Altman, co-founded Loopt, Inc., a provider of mobile location-based services, and served as its Chief Executive Officer until it was acquired by Green Dot Corporation in March 2012, after which he held a number of senior executive positions at Green Dot, including Executive Vice President, Mobile Products and Technology, through December 2013, and served as a member of its board of directors from March 2013 through April 2016. Mr. Altman has also been the General Partner of Hydrazine Capital, an early-stage venture capital firm, since April 2012. He has invested in a number of private companies, including Reddit, Inc., which operates a social sharing and aggregation website, and Helion Energy, Inc. and Oklo, Inc., which are both developing clean energy solutions. He currently serves on the board of directors of all three companies and as Chairman of Helion and Oklo.
Board Membership Qualifications: Mr. Altman has extensive technology experience and expertise, including in the mobile technology and artificial intelligence fields. He also brings valuable perspectives from his work with companies that are implementing rapid technological changes.

Susan C. Athey
Professor Athey has been a director of Expedia Group since December 2015. Professor Athey is the Economics of Technology Professor at Stanford Graduate School of Business. Her research and teaching cover the economics of the internet and digital marketplaces, marketplace design, auctions, platform businesses, online advertising, artificial intelligence, and statistical methods for causal inference. She previously taught at the economics departments at MIT, Stanford and Harvard. In 2007, Professor Athey received the John Bates Clark Medal, awarded by the American Economic Association to “that American economist under the age of forty who is adjudged to have made the most significant contribution to economic thought and knowledge.” She was elected to the National Academy of Science in 2012 and to the American Academy of Arts and Sciences in 2008. She serves on the board of directors of Ripple, a financial services technology startup; Rover, peer-to-peer pet care marketplace; Turo, a peer-to-peer car rental marketplace; and Innovations for Poverty Action, a non-profit. Professor Athey has also been a director of LendingClub Corporation since March 2018. Professor Athey received her bachelor’s degree from Duke University in economics, computer science, and mathematics and her Ph.D. in economics from Stanford. She holds an honorary doctorate from Duke University.
Board Membership Qualifications: Professor Athey brings to our Board significant experience as leading expert in the field of economics of the internet and technology, having advised governments and businesses on marketplace design, platform strategy, and artificial intelligence, which are directly relevant to Expedia Group’s businesses. Professor Athey’s unique perspectives assist the Board of Directors in developing strategies for Expedia Group.

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

Chelsea Clinton
Ms. Clinton has been a director of Expedia Group since March 2017. She is a best-selling author and advocate for the advancement of women and children around the world. Ms. Clinton has served as Vice Chair of the Clinton Foundation since March 2013, where her work emphasizes improving global and domestic health, creating service opportunities and empowering the next generation of leaders. Prior to assuming this role, Ms. Clinton served as a member of the board of directors of the Clinton Foundation from September 2011. Ms. Clinton has also served as a member of the board of directors of the Clinton Health Access Initiative since September 2011. Ms. Clinton also teaches at the Columbia University Mailman School of Public Health. From March 2010 through May 2013, Ms. Clinton served as an Assistant Vice Provost at New York University, where she focused on interfaith initiatives and the university’s Global Expansion Program. From November 2011 to August 2014, Ms. Clinton also worked as a special correspondent for NBC News. Prior to these efforts, Ms. Clinton worked as an associate at McKinsey & Company, a consulting firm, from August 2003 to October 2006, and as an associate at Avenue Capital Group, an investment firm, from October 2006 to November 2009. Ms. Clinton also currently serves on the board of directors of IAC, The School of American Ballet, Clover Health and Nurx Inc.; the Board of Overseers of the Weill Cornell Medical College and the Columbia University Mailman School of Public Health; the Board of Trustees of the Africa Center; and as Co-Chair of the Advisory Board of the Of Many Institute at New York University. She currently serves as an advisor to LiveSafe, Inc. Ms. Clinton holds a B.A. from Stanford, an MPH from Columbia’s Mailman School of Public Health and both an MPhil and a Doctorate in International Relations from Oxford University.
Board Membership Qualifications: Ms. Clinton’s broad public policy experience, keen intellectual acumen and youthful perspective enhance the diversity of experience, backgrounds and opinions represented on the Board.
Jon T. Gieselman
Mr. Gieselman has been a director of Expedia Group since December 2019. Mr. Gieselman has served as Vice President of Services Marketing at Apple, Inc. since May of 2016, where he is responsible for the global marketing and sales functions for Apple’s Services Support Group, which includes Apple Music and iTunes. From October 2015 through January 2016, Mr. Gieselman served as Senior Vice President of Marketing at DirecTV, Inc., a direct broadcast satellite service provider having previously served in senior marketing roles at Sears Holding Corporation, Home Shopping Network and Ray-Ban Sunglasses.  Mr. Gieselman holds a B.A. from Boston College and an M.B.A. from St. John Fisher College.  He was inducted into the American Advertising Federation’s Advertising Hall of Achievement in 2008.
Board Membership Qualifications: Mr. Gieselman provides valuable expertise in the fields of marketing, advertising and sales, as well as significant experience leading global marketing organizations.

Craig A. Jacobson
Mr. Jacobson has been a director of Expedia Group since December 2007. Mr. Jacobson is a founding partner at the law firm of Hansen, Jacobson, Teller, Hoberman, Newman, Warren, Richman, Rush, Kaller & Gellman, L.L.P., where he has practiced entertainment law for the past 32 years. Mr. Jacobson is currently a member of the board of directors of Charter Communications, Inc., Oaktree Specialty Lending Corporation and Oaktree Strategic Income Corporation, having previously served as a director of Tribune Media Company (from December 2010 until its merger with Nexstar Media Group, Inc. in September 2019), of Ticketmaster (from August 2008 until its merger with Live Nation, Inc. in January 2010), as well as of privately-held companies Aver Media, a Canadian lending institution and Eventful Inc., a digital media company. Mr. Jacobson was a co-founder of New Form Digital, formerly a venture with Discovery Communications, focusing on short form digital content and Whisper Advisors, a boutique investment banking/advisory company.
Board Membership Qualifications: Mr. Jacobson has extensive legal and business knowledge and experience in corporate governance matters. Mr. Jacobson also has significant financial knowledge gained during his thirty years practicing law and advising media companies, as well as his service as a director serving on public and private company boards.

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

Alexander von Furstenberg
Mr. von Furstenberg has been a director of Expedia Group since December 2015. Mr. von Furstenberg currently serves as Chief Investment Officer of Ranger Global Advisors, LLC (“Ranger”), a family office focused on value-based investing, which he founded in June 2011. Prior to founding Ranger, Mr. von Furstenberg founded Arrow Capital Management, LLC, a private investment firm focused on global public equities, where he served as Co-Managing Member and Chief Investment Officer since 2003. Mr. von Furstenberg has served as a member of the board of directors of IAC since 2008, Liberty Expedia since November 2016, La Scogliera, an Italian financial holding company, since December 2016 and served as a member of the board of directors of W.P. Stewart & Co. Ltd., a Bermuda based asset management firm, until the company was acquired in December 2013. Since 2001, he has acted as Chief Investment Officer of Arrow Investments, Inc., the private investment office that serves his family. Mr. von Furstenberg also serves as a partner and Co-Chairman of the board of Diane von Furstenberg Studio, LLC. In addition to the philanthropic work accomplished through his position as a director of The Diller-von Furstenberg Family Foundation, Mr. von Furstenberg also serves on the board of directors of Friends of the High Line.
Board Membership Qualifications: Mr. von Furstenberg has private investment and board experience, which the Board of Directors believes give him particular insight into capital markets and investment strategy, as well as a high level of financial literacy. Mr. von Furstenberg is Mr. Diller’s stepson.
Julie Whalen
Ms. Whalen has been a director of Expedia Group since June 2019. Ms. Whalen is the Executive Vice President and Chief Financial Officer of Williams-Sonoma, Inc., a global specialty retailer, where she is responsible for overseeing Williams-Sonoma’s global financial departments including controllership, corporate financial planning and analysis, tax, treasury, investor relations, risk management and internal audit and has shared accountability of the brand finance functions. She joined Williams-Sonoma in 2001 in the corporate financial planning organization and progressed through positions of increasing responsibility from Vice President, Corporate Controller to Senior Vice President and Treasurer, and was appointed Executive Vice President and Chief Financial Officer in 2012. Ms. Whalen began her career in public accounting with KPMG Peat Marwick LLP. Ms. Whalen is a Certified Public Accountant and holds both a B.S. in accounting and a J.D. from Pepperdine University.
Board Membership Qualifications: Ms. Whalen has extensive experience in public company finance, accounting and SEC reporting matters. As a senior leader of another large public company, she also brings corporate governance, risk management, investor relations and operational expertise to our board.

Information Concerning Executive Officers
Background information about each of Expedia Group’s executive officers, who does not also serve as a director of Expedia Group, is provided below, as of April 13, 2020.

Name	Age	Position With Expedia Group, Inc.
Robert J. Dzielak	49	Chief Legal Officer and Secretary
Eric M. Hart	44	Chief Financial Officer and Chief Strategy Officer
Lance A. Soliday	47	Senior Vice President, Chief Accounting Officer and Controller
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
Eric M. Hart has served as the Chief Financial Officer of Expedia Group since April 2020, overseeing Expedia Group’s accounting, financial reporting and analysis, investor relations, treasury, internal audit, tax, and real estate teams. Mr. Hart had served as acting Chief Financial Officer since the departure of the former Chief Financial Officer in December of 2019. Mr. Hart has also served as Expedia Group’s Chief Strategy Officer since November 1, 2019 with responsibility for the Company’s strategy and business development, as well as global M&A and investments. Prior to assuming the Chief Strategy

Officer position, Mr. Hart served as the General Manager of the Company’s CarRentals.com brand for nearly three years. Prior to that, he oversaw corporate strategy for the Company, leading some of the Company’s largest acquisitions. Before joining Expedia Group, Mr. Hart spent time as a Vice President at Lake Capital, as a Project Leader at Boston Consulting Group, and as a Consultant at Accenture. Mr. Hart holds a bachelor’s degree from Georgia State University and a Master’s in Business Administration from University of Chicago Booth School of Business.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Expedia Group officers and directors and persons who beneficially own more than 10% of a registered class of Expedia Group’s equity securities are required to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) with the SEC. Such persons are required by the rules of the SEC to furnish Expedia Group with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to the Company and/or written representations that no additional forms were required, we believe that all of the Company’s directors, officers and 10% beneficial holders complied with all of the reporting requirements applicable to them with respect to transactions during 2019.

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

Board Committees
Currently, the Board of Directors has the following standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. Prior to July 26, 2019, the Company also had a Section 16 Committee, which was disbanded in connection with the closing of the Liberty Expedia Transaction.
The Audit, Compensation and Nominating Committees operate under written charters adopted by the Board of Directors. These charters are available on the “Corporate Governance” page of the “Investors” section of the Company’s corporate website at www.expediagroup.com. The following table sets forth the members of each standing committee.

Name	Audit Committee	Compensation Committee(4)	Executive Committee	Nominating Committee(7)
Barry Diller	—	—	X	—
Peter M. Kern	—	—	X	—
Samuel Altman(1)(2)	—	—	—	—
Susan C. Athey(1)	—	—	—	—
A. George “Skip” Battle(1)	X (Chair)	—	—	—
Chelsea Clinton(1)	—	X (Chair)	—	X
Jon T. Gieselman(1)(3)	—		—	—
Craig A. Jacobson(1)(4)	X	X	—	X (Chair)
Dara Khosrowshahi(5)	—	—	—	—
Alexander von Furstenberg	—	—	—	—
Julie Whalen(1)(6)	X	—	—	—

(1)	Independent director.

(2)	Mr. Altman was elected to the Board, effective September 10, 2019.

(3)	Mr. Gieselman was elected to the Board, effective December 3, 2019.

(4)	Mr. Jacobson stepped down as Co-Chair of the Compensation Committee, effective September 10, 2019.

(5)	Mr. Khosrowshahi stepped down as a member of the Nominating Committee, effective March 12, 2020.

(6)	Ms. Whalen was elected to the Board and appointed to the Audit Committee, effective June 5, 2019.

(7)	The Nominating Committee was formed effective as of July 26, 2019, with the tenure of each member commencing on such date.
The Board of Directors has determined that each of Mses. Athey, Clinton and Whalen, and Messrs. Altman, Battle, Gieselman, and Jacobson is an “independent director” as defined by the Nasdaq listing rules. In making its independence determinations, the Nominating Committee (for nominations made after the Nominating Committee’s formation) and Board considered the applicable legal standards and any relevant transactions, relationships or arrangements, including:

•	consulting services provided by Ms. Athey to the Company for which she did not receive additional compensation; and

•	Ms. Clinton’s service as a member of IAC’s board of directors; and

•	legal services provided to a subsidiary of IAC by the law firm in which Mr. Jacobson is a partner.
Audit Committee. The Audit Committee of the Board of Directors currently consists of three non-employee directors: Messrs. Battle and Jacobson and Ms. Whalen. Mr. Battle is the Chairman of the Audit Committee. The Board has determined that (i) each of the directors serving on our Audit Committee is independent within the meaning of SEC and Nasdaq rules and is able to read and understand fundamental financial statements as required by Nasdaq rules, and (ii) each of Mr. Battle and Ms. Whalen is an “audit committee financial expert,” as defined under the SEC rules.
The Audit Committee operates pursuant to a written charter adopted by the Board, pursuant to which the Audit Committee is granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. The full text of the current Audit Committee charter is available in the Corporate Governance section of our corporate website at www.expediagroup.com. The Audit Committee is appointed by the Board to assist the Board with a variety of matters discussed in detail in its charter, including monitoring: (1) the integrity of the Company’s financial reporting process, (2) the independent registered public accounting firm’s qualifications and independence, (3) the performance of Company’s internal audit function and the independent registered public accounting firm and (4) the Company’s compliance with legal and regulatory requirements.
The Audit Committee met eight times in 2019. The formal report of the Audit Committee with respect to the year ended December 31, 2019, is set forth under the heading “Audit Committee Report” below.
Compensation Committee. The Compensation Committee of the Board of Directors currently consists of two directors: Ms. Clinton, who is also Chair, and Mr. Jacobson. On June 20, 2018, Ms. Clinton was appointed to the Compensation

Committee and Mr. Jacobson was appointed Co-Chair of the Compensation Committee. On June 5, 2019, Ms. Clinton was appointed Co-Chair of the Compensation Committee. Mr. Jacobson subsequently resigned as Co-Chair on September 10, 2019 and Ms. Clinton became sole Chair of the Compensation Committee. In 2019, the Compensation Committee met six times and acted by unanimous written consent three times. Mr. Dolgen and Ms. Coe were both members of the Compensation Committee in 2019 until their resignations from the Board effective June 5, 2019 and July 26, 2019, respectively.
Each director who served during 2019 as a Compensation Committee member satisfied (with the exception of Ms. Coe), and each current member of the Compensation Committee satisfies, the independence requirements for Compensation Committee members during such service under the standards imposed by the rules of the SEC and Nasdaq. No director who served in 2019 as a Compensation Committee member was, and no current member of the Compensation Committee is, an employee of Expedia Group during such service.
The Compensation Committee is responsible for, among other matters, (1) administering and overseeing the Company’s executive compensation program, including salary matters, bonus plans and stock compensation plans, and (2) approving all grants of equity awards (except to the extent described below in “Section 16 Committee” through July 26, 2019), (3) oversight of the Company’s succession plans relating to members of the Company’s senior management team other than the CEO, (4) oversight and administration of compensation-related policies applicable to the Company’s senior management, and (5) oversight and guidance on the Company’s strategic diversity and inclusion initiatives and establishing the Company’s general compensation philosophy and oversight of compensation and benefits programs. The responsibilities described in items (3) through (5) above constitute an expansion of the Compensation Committee’s previous role, which was approved by the Board on September 10, 2019. A description of the Company’s processes and procedures for the consideration and determination of executive compensation is included in section below titled “Compensation Discussion and Analysis” in Item 11, “Executive Compensation.”
Section 16 Committee. In 2019, Mr. Jacobson was Co-Chair and Ms. Clinton was a member of the Section 16 Committee until it was disbanded, effective July 26, 2019 in connection with the closing of the Liberty Expedia Transaction. Mr. Dolgen was also a member of the Section 16 Committee in 2019 until his resignation from the Board on June 5, 2019. In 2019, the Section 16 Committee met four times.
Each director who served as a Section 16 Committee member during 2019 through its disbanding in July 2019 member was an “independent director” as defined by the Nasdaq listing rules and satisfied the definition of “non-employee director” for purposes of Section 16 of the Exchange Act during such service. The Section 16 Committee was authorized to exercise all powers of the Board of Directors with respect to matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to Expedia Group’s executive officers.
Compensation Consultant Independence. During 2019, management retained Compensia, Inc., a compensation consulting firm (“Compensia”), to conduct a review of Expedia Group’s compensation peer groups, and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for certain executive officer positions and provided Compensia instruction and direction consistent therewith. The Compensation Committee considered various factors bearing upon Compensia’s independence including, but not limited to, the amount of fees received by Compensia from Expedia Group as a percentage of Compensia’s total revenue, Compensia’s policies and procedures designed to prevent conflicts of interest, and the existence of any business or personal relationship that could impact Compensia’s independence. After reviewing these and other factors, the Compensation Committee determined that Compensia was independent and that its engagement did not present any conflicts of interest.
Compensation Policies and Practices Risk Assessment. Consistent with SEC disclosure requirements, management has assessed compensation policies and practices for Company employees and has concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Nominating Committee. The Nominating Committee of the Board of Directors, which was formed effective as of July 26, 2019, currently consists of two directors: Ms. Clinton and Mr. Jacobson, each of whom was appointed to the Nominating Committee effective July 26, 2019. Mr. Khosrowshahi, who was also appointed to the Nominating Committee on July 26, 2019, subsequently stepped down from the Nominating Committee on March 12, 2020 to comply with Nasdaq corporate governance requirements related to director independence. The Nominating Committee functions pursuant to a written charter adopted by the Board of Directors. The Nominating Committee is appointed by the Board to assist the Board by: (i) identifying, reviewing and evaluating individuals qualified to become Board members; (ii) recommending director nominees for the next annual meeting of stockholders and nominees to fill vacancies on the Board as necessary; and (iii) making recommendations with respect to the compensation and benefits of directors. In 2019, the Nominating Committee acted once by unanimous written consent.

Executive Committee. The Executive Committee of the Board of Directors currently consists of two directors: Messrs. Diller and Kern. Mr. Okerstrom served as a member of the Executive Committee in 2019 until his resignation as Chief Executive Officer and as a member of the Board of Directors on December 3, 2019. In 2019, the Executive Committee met four times. The Executive Committee has all the power and authority of the Board of Directors, except those powers specifically reserved to the Board by Delaware law.
Other Committees. As described in the Quarterly Report on Form 10-Q filed by Expedia Group on November 7, 2019, in connection with the Company’s acquisition of Liberty Expedia, three lawsuits were filed by Expedia Group stockholders in the Delaware Court of Chancery against the Company and all then-current and one former member of the Board, alleging, among other things, that the individual defendants violated their fiduciary duties by wrongfully causing the Company to enter into certain agreements with Mr. Diller in connection with the acquisition of Liberty Expedia by Expedia Group on July 26, 2019. On September 20, 2019, the court appointed a lead plaintiff and its counsel, and ordered the filing of a consolidated amended complaint. In October 2019, plaintiffs filed a consolidated amended complaint. The action is captioned In re Expedia Group Stockholders Litigation, Consolidated Case No. 2019-0494-JTL (the “Litigation”).
On December 3, 2019, the Board formed a Special Litigation Committee to investigate and evaluate the claims raised in the Litigation and to prepare a report, arrive at a decision and take such other action in connection with the Litigation as the Special Litigation Committee deems necessary or appropriate and in the best interests of the Company and its stockholders, in accordance with Delaware law. The Special Litigation Committee’s determinations shall be final and binding upon the Company and not subject to review by the Board. The Special Litigation Committee is authorized to retain such independent legal counsel, financial advisors, or other consultants and advisors as it deems necessary or appropriate in connection with investigating and evaluating the claims alleged in the Litigation.
The Board appointed Julie Whalen and Jon T. Gieselman, both of whom are independent, non-management members of the Board and neither of whom served on the Board at the time of the challenged transaction, to serve on the Special Litigation Committee.

Part III. Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
2019 Named Executive Officers. This Compensation Discussion and Analysis describes Expedia Group’s executive compensation program as it relates to the following individuals who are “named executive officers” of Expedia Group for the fiscal year ended December 31, 2019:

Name	Position With Expedia Group, Inc.
Barry Diller	Chairman/Senior Executive
Peter Kern	Vice Chairman and Chief Executive Officer
Robert Dzielak	Chief Legal Officer and Secretary
Eric Hart	Chief Financial Officer and Chief Strategy Officer
Lance Soliday	Senior Vice President, Chief Accounting Officer and Controller
Mark Okerstrom	Former President and Chief Executive Officer
Alan Pickerill	Former Executive Vice President, Chief Financial Officer and Treasurer
2019 Chief Executive Officer and Chief Financial Officer Changes. On December 3, 2019, the Board of Directors accepted the resignation of Mark Okerstrom as Expedia Group’s President, Chief Executive Officer and member of the Board of Directors and of Alan Pickerill as Expedia Group’s Executive Vice President, Chief Financial Officer and Treasurer, in each case effective immediately. The Board also approved the appointment of Eric Hart to serve as acting Chief Financial Officer, succeeding Mr. Pickerill, while continuing to serve as Expedia Group’s Chief Strategy Officer. In connection with these changes, Chairman of the Board and Senior Executive, Barry Diller, and Vice Chairman of the Board, Peter Kern, agreed to jointly preside over the Company’s day to day operations. Compensation arrangements for Messrs. Okerstrom and Pickerill in connection with these changes are described in the section below titled “Severance - Okerstrom and Pickerill Severance.”

Compensation Program Philosophy and Objectives
Expedia Group’s executive compensation program is designed to attract, motivate, retain and reward highly skilled executives with the business experience and acumen that we believe are necessary for achievement of Expedia Group’s long-term business objectives. We support a pay for performance culture where employees are rewarded for individual, business and overall company success. The executive compensation program is designed to reward short- and long-term performance and to align the financial interests of executive officers with the interests of our stockholders. To that end, we believe that compensation packages provided to executive officers should generally include both annual cash (including performance-based bonus opportunities) and a significant longer-term equity-based component. We evaluate both performance and compensation levels to ensure that:

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
Roles of the Compensation Committee and Section 16 Committee
Historically, Expedia Group has had a Compensation Committee and a Section 16 Committee that together had primary responsibility for establishing the compensation of Expedia Group’s named executive officers. The Compensation Committee was responsible for (i) administering and overseeing Expedia Group’s executive compensation program, including salary matters, bonus plans and equity compensation plans, and (ii) approving all grants of equity awards, but excluding matters governed by Rule 16b-3 under the Exchange Act. The Section 16 Committee was responsible for administering and overseeing matters governed by Rule 16b-3 under the Exchange Act, including approving grants of equity awards to executive officers. The Board of Directors disbanded the Section 16 Committee, effective July 26, 2019 and approved amendments to the Compensation Committee charter on September 10, 2019. For additional details regarding the amended Compensation Committee charter, as well as changes to the composition of the Compensation Committee, see “Board Committees - Compensation Committee” and “Board Committees - Section 16 Committee” in Item 10, “Directors, Executive Officers and Corporate Governance.”
The Compensation Committee is appointed by the Board of Directors and, with the exception of Ms. Coe during her tenure, each member satisfied the independence requirements for Compensation Committee members under the current standards imposed by the rules of the SEC and Nasdaq. The Section 16 Committee was also appointed by the Board of Directors and consisted entirely of directors who were “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. For the purposes of this Compensation Discussion and Analysis, we refer to the Compensation Committee and Section 16 Committee collectively as the “Compensation Committees.”
Role of Executive Officers
Expedia Group management participates in reviewing and refining Expedia Group’s executive compensation program. In the first quarter of 2019, Mr. Diller and Mr. Okerstrom, then the Company’s Chief Executive Officer, met with the Compensation Committees to discuss their views on corporate performance, individual executive officer performance, and compensation packages for the executive team. Mr. Okerstrom reviewed with the Compensation Committees the performance of Expedia Group and each named executive officer, other than himself and Messrs. Diller and Kern, and made recommendations with respect to the appropriate base salary, annual cash bonus and grants of long-term equity incentive awards. Mr. Diller met separately with the Compensation Committees to discuss his own, Mr. Kern’s and Mr. Okerstrom’s performance, and to recommend an appropriate compensation package for Messrs. Kern and Okerstrom. The Compensation Committees then discussed each recommendation, with each of Messrs. Diller and Okerstrom absent when his respective compensation is discussed. After considering these recommendations and other considerations discussed below, the Compensation Committees determined the annual compensation package for each executive officer.
In the first quarter of 2020, a similar process was followed with respect to approval of the executive officer’s annual cash bonuses for 2019, except that Mr. Diller and Mr. Kern discussed corporate performance, individual executive officer performance and recommended compensation.
Role of Compensation Consultants
In connection with the Company’s annual compensation review meetings in each of 2019 and 2020, Compensia, Inc., an independent compensation consulting firm, was retained to conduct an independent review of the prior year’s compensation peer group for positions held by executive officers and to compile data from proxy statements and other SEC filings of peer companies regarding compensation for executive officer positions, where available. Compensia also advised the Compensation Committees with regard to a performance-based restricted stock unit award granted to Mr. Kern in March 2019, which is discussed below in the section titled “Compensation Program Elements-Equity Compensation.” Expedia Group also regularly uses non-customized survey or other data from a number of compensation consulting firms. A more detailed description of the compensation peer group review and use of survey and other data provided by compensation consultants is included below in the section titled “Role of Peer Groups, Surveys and Benchmarking.”
Role of Stockholder Say-on-Pay Votes
Expedia Group provides its stockholders with the opportunity to cast a triennial advisory vote on executive compensation (“say-on-pay”), which reflects the preference expressed by our stockholders in 2017 with respect to the frequency of the say-on-pay vote. At Expedia Group’s annual meeting of stockholders held in June 2017, 76% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes that the vote reflected stockholder support of Expedia Group’s approach to executive compensation, and, as such, did not make changes based on the 2017 vote. Stockholders will again have an opportunity to cast a say-on-pay vote at the 2020 Annual Meeting. Expedia Group management continues to engage in dialogue with many of the Company’s largest stockholders, and the Compensation Committees will continue to consider stockholder feedback and the results of the Company’s say-on-pay votes when making future compensation decisions for the Company’s executive officers.
Role of Peer Groups, Surveys and Benchmarking
Multiple data sources are considered when reviewing compensation information to ensure that the data reflect compensation practices of relevant companies in terms of size, industry and geographic location. Among other factors, the following information, when available, is considered when establishing compensation for executive officers:

•	Data regarding compensation for comparable executive officer positions from recent proxy statements and other SEC filings of peer companies, which include:

◦	direct industry competitors,

◦	non-industry companies with which Expedia Group commonly competes for talent (including both regional and national competitors), and

◦	data regarding compensation levels for all our employees; and

•	Data from salary and equity compensation surveys that include companies of a similar size, based on market capitalization, revenues and other factors.
In light of his role as both Chairman and Senior Executive of Expedia Group, a separate peer group comprised of executives in broadly comparable roles is considered with respect to Mr. Diller’s compensation.
When available, competitive market compensation paid by other peer group companies is considered, but the Compensation Committee does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data. Management and the Compensation Committee strive to incorporate flexibility into the compensation programs and the assessment process to respond to and adjust for the evolving business environment and the value delivered by the executive officers.
In addition, we review each of our peer groups annually. For both 2019 and 2020, we engaged Compensia to conduct an initial review and make recommendations regarding peer group changes. In each case, the Compensation Committees then considered any proposed changes prior to approving the peer groups for the upcoming year.
2019 Peer Groups
In connection with the Compensation Committees’ approval of executive officer base salary and equity compensation during 2019, which is discussed below in the sections titled “Compensation Program Elements-Base Salary” and “Compensation Program Elements-Equity Compensation,” data regarding compensation for comparable executive officer positions at the following peer companies were considered:

Executive Officer Peer Group (other than Chairman/Senior Executive):

Activision Blizzard, Inc.	Intuit Inc.
Alliance Data Systems Corporation.	Marriott International Inc.
Booking Holdings, Inc	PayPal Holdings, Inc.
eBay, Inc.	salesforce.com, inc.
Electronic Arts Inc.	TripAdvisor, Inc.
First Data Corporation	VMware, Inc
Hilton Worldwide Holdings, Inc.	Zillow Group, Inc

Chairman/Senior Executive Peer Group:

Booking Holdings, Inc.	Marriott International, Inc.
Charles Schwab	News Corporation
DISH Network Corporation	Twitter, Inc.
Host Hotels & Resorts, Inc.	Starbucks Corporation
Hyatt Hotels Corporation	Zillow Group, Inc.
2020 Peer Groups
In connection with the Compensation Committee’s approval of executive officer cash bonuses for 2019, which were approved in the first quarter of 2020 and are discussed below in the section titled “Compensation Program Elements-Cash Bonuses,” the Compensation Committee considered data from the same peer groups other than the following changes:
Executive Officer Peer Group (other than Chairman/Senior Executive):

•	The removal of First Data Corporation due to its recent acquisition, as well as PayPal Holdings, Inc. and salesforce.com, inc. to better align on relative market capitalization, and

•
The addition of CenturyLink, Inc., Carnival Corporation & plc and Royal Caribbean Cruises Ltd., CBS Corporation, Discovery, Inc., Live Nation Entertainment, Inc., Twitter, Inc. and Uber Technologies, Inc. to bolster the size of the group to ensure robust market data for a range of executive positions, and to better align on relative size and value including criteria such as revenue and market capitalization.

Chairman/Senior Executive Peer Group:

•
The removal of Booking Holdings, Inc., Starbucks Corporation and Zillow Group, Inc. as in each case the executive chair had transitioned out of that role, as well as Twitter, Inc. because Twitter no longer publicly files compensation data for its executive chair; and

•	The addition of Best Buy Co., Inc., Carnival Corporation & plc, and Chipotle Mexican Grill, Inc. as each had a comparable executive chair role and to ensure that the peer group remains robust.
Compensation Program Elements
General
The primary elements of the executive compensation program are base salary, cash bonus, equity compensation and, in certain instances, perquisites and other benefits. The Compensation Committee reviews these elements in the first quarter of each year in light of Company and individual performance, recommendations from management and other relevant information, including prior compensation history and outstanding long-term compensation arrangements. Management and the Compensation Committee believe that there are multiple, dynamic factors that contribute to success at an individual and business level and have therefore avoided adopting strict formulas and relied primarily on a discretionary approach that allows the Compensation Committee to set executive compensation levels on a case-by-case basis, taking into account all factors the Compensation Committee considers relevant.

Following recommendations from management, the Compensation Committee may adjust compensation for executive officers at other times during the year including when executives are hired or appointed, when there are significant changes in their responsibilities, in connection with their entry into new or extended employment agreements, or under other circumstances that the Compensation Committee considers appropriate.
Base Salary
Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for expected day-to-day performance. An executive officer’s base salary is initially determined upon hire or promotion based on the executive officer’s responsibilities, prior experience, and salary levels of other executives within Expedia Group and similarly situated executives at comparable companies. Mr. Kern has not received a base salary since his appointment as an executive officer of the Company in June 2018.
Base salary is typically reviewed annually, at the time of the executive’s hire, promotion or expansion in responsibilities, or entry into a multi-year employment agreement, at which time management makes recommendations to the Compensation Committee based on consideration of a variety of factors, including:

•	the executive’s total compensation relative to other executives in similarly situated positions;

•	individual performance of the executive;

•	the executive’s responsibilities, prior experience, including any additional compensation such as signing bonuses or relocation benefits;

•	the terms of the executive’s employment agreement, if any;

•	general economic conditions and specific company financial performance;

•	competitive compensation market data, when available; and

•	the recommendations of the Vice Chairman/Chief Executive Officer, or Chairman/Senior Executive other than in connection with their own compensation
2019 Annual Compensation Review. In February 2019, the Compensation Committee approved an increase in Mr. Pickerill’s base salary from $525,000 to $575,000, reflecting his performance since initially being appointed as the Company’s Executive Vice President and Chief Financial Officer in September 2017, and an increase in Mr. Soliday’s base salary from $329,600 to $339,488, reflecting a standard market-based increase. Base salaries for Messrs. Diller, Okerstrom and Dzielak remained unchanged. Mr. Hart’s base salary was $425,000 at the time of his appointment as acting Chief Financial Officer and was not changed in connection with his assumption of that role.
Annual Cash Bonuses
Cash bonuses are granted to recognize and reward an individual’s annual contribution to Company performance. Bonus target percentages for executive officers, other than the Chairman/Senior Executive, Vice Chairman/Chief Executive Officer, are generally established by the Compensation Committee, based on the recommendation of management, at the time of the executive’s hire, promotion, expansion in responsibilities, or entry into a multi-year employment agreement, and generally take into account the scope of an executive’s responsibilities and comparative market data.
Bonus target percentages for executives other than the Chairman/Senior Executive, Vice Chairman/Chief Executive Officer are generally reviewed by the Vice Chairman and Chief Executive Officer with the approval of the Chairman/Senior Executive and the Compensation Committee. In addition to annual bonuses related to performance, management may also recommend that the Compensation Committee grant bonuses to new executive officers upon hire or existing executive officers upon promotion or in connection with contractual severance rights. Expedia Group utilizes new hire bonuses to help attract highly skilled executives to Expedia Group and to offset an executive’s loss of incentive compensation from a prior employer.
At the time of the Compensation Committee’s approval of the 2019 cash bonuses to executive officers in February 2020, Mr. Dzielak had a target cash bonus of 100% of his base salary, Mr. Hart had a target cash bonus of 80% of his base salary, and Mr. Soliday had a target cash bonus of 50% of his base salary. At the time of his resignation as Chief Financial Officer of the Company in December 2019, Mr. Pickerill had a target cash bonus of 80% of his base salary. Mr. Diller does not, and Mr. Okerstrom during his tenure as Chief Executive Officer, did not have a target cash bonus percentage as their base salaries tended to be lower than executives in comparable roles and their annual bonus payments were highly variable. Mr. Kern has not received a salary or cash bonus since his appointment as an executive officer of the Company in June 2018.
When approving annual bonuses for executive officers, the Compensation Committee takes into account a variety of factors, including:

•	Expedia Group’s business and financial performance, including year-over-year performance;

•	the executive’s target cash bonus percentage, if any;

•	the executive’s individual performance;

•	the terms of the executive’s employment agreement or separation arrangements, if applicable;

•	the overall funding of the cash bonus pool;

•	amount of bonus relative to other Company executives;

•	general economic conditions;

•	competitive compensation market data, when available; and

•	the recommendations of the Vice Chairman/Chief Executive Officer and Chairman/Senior Executive, which do not include recommendations regarding their own compensation.
2019 Annual Cash Bonuses
On February 28, 2020, the Compensation Committee approved annual cash bonuses for Messrs. Dzielak, Hart and Soliday relating to performance in 2019. Consistent with his compensation structure since his appointment as Vice Chairman, Mr. Kern did not receive a 2019 cash bonus and Mr. Diller indicated to the Compensation Committee that he did not wish to be considered for an annual bonus for 2019.
The Compensation Committee considered a variety of factors when approving 2019 bonuses, including the factors noted above, with a particular focus on the Company’s 2019 full-year financial performance, including an 8% increase in revenue, an 8% increase in adjusted EBITDA, and a 6% increase in adjusted earnings per share growth, which in each case represented a significant deceleration in growth as compared with the prior-year period. The Compensation Committee also took into account the relative contributions made during the year by each named executive officer who received a cash bonus, including: (i) with respect to Mr. Dzielak, his consistent executive leadership in a time of significant change at senior management levels while continuing to oversee the Company’s legal and regulatory functions in a dynamic and evolving landscape, (ii) with respect to Mr. Hart, the performance of the business segment he led prior to his appointment as an executive officer, and (iii) with respect to Mr. Soliday, his solid performance overseeing the Company’s worldwide accounting function. Based on the totality of these considerations, the 2019 bonus awards to each of the named executive officers varied as a percentage of their target bonus values, but in all cases were significantly lower than the prior year in light on the Company’s 2019 financial performance as compared to the prior year. In addition, consistent with his employment agreement, Mr. Pickerill received a cash bonus for 2019 in connection with his termination of employment, which his described below in the section titled “Severance - Okerstrom and Pickerill 2019 Severance.”
Executive officer bonuses tend to be variable from year-to-year depending on the performance of the Company and individual factors including individual performance, changes in responsibilities or base salaries and target bonus percentages. Accordingly, we believe our executive officer bonus program provides strong incentives to reach the Company’s goals. The following table reflects 2019 target bonus percentages and values (taking into account salary and target bonus percentage changes during 2019), as well as actual 2019 bonuses paid for each named executive officer:

	Target Bonus Percentage	Target Bonus Value	2019 Annual Cash Bonus
Barry Diller	--	--	$0
Peter Kern	--	--	$0
Robert Dzielak	100%	$700,000	$700,000
Eric Hart	80%	$210,042	$100,000
Lance Soliday	50%	$168,920	$127,000
Mark Okerstrom	--	--	$0
Alan Pickerill	80%	$422,419	$336,000
The cash bonuses described above are reflected in the “Bonus” column of the table titled “2019 Summary Compensation Table” in the section below titled “Executive Compensation.”
Equity Compensation
Equity compensation is designed to align executive compensation with the interests of our stockholders and the long-term performance of Expedia Group. Equity compensation awards link compensation to financial performance because the value of equity awards ultimately depends on Expedia Group’s stock price. In 2020, to further strengthen the alignment of equity compensation to Company performance, the Company adopted broad-based awards of performance-based restricted stock units to senior executives. Equity compensation awards are also an important employee retention tool because they generally vest over a multi-year period, subject to continued service by the award recipient.
Equity awards are typically granted to executive officers upon hire, promotion, in connection with the Company’s annual compensation review or entry into a multi-year employment agreement. Until 2018, stock option awards were generally utilized as Expedia Group’s primary equity compensation vehicle for executives, but restricted stock units (“RSUs”) were also utilized from time to time at the time of hire to replace forfeited equity of a prior employer and pursuant to individually negotiated arrangements and special circumstances. In connection with the 2017 annual compensation review process, the Company introduced a new program that permitted employees below senior management levels to elect to receive equity compensation in the form of stock options, RSUs, or a combination of both and the equity choice program was expanded to include senior executives of the Company, other than the Chairman and Chief Executive Officer, in connection with the 2018 annual compensation review process.
In 2019, the Company transitioned to the use of RSUs as the primary equity compensation vehicle for all employees, including executives. The transition was made in part as a response to the preferences expressed by employees under the equity choice program and in order to ensure the Company remains competitive in recruiting, motivating and retaining talented executives and employees, particularly against key local labor competitors and to reduce the dilutive impact of equity awards made to our executives (relative to stock options), while still aligning the interests of our executives with those of our stockholders.
From time-to-time, stock option and RSU awards granted to our senior executives have also been made subject to stock price performance goals in order to further align our executives’ interests with our pay-for-performance objectives and those of our stockholders. Most recently, senior executives received 50% of their fiscal year 2020 annual equity compensation awards in the form of performance-based restricted stock units (“PSUs”). A base number of PSUs was communicated to each executive, with ultimate settlement based on the compound annual stock price growth rate using the closing price of the Company’s common stock on the grant date as the starting price and an ending price based on a 30-day trailing average through December 31, 2021 for 50% of the PSUs and through December 31, 2022 for the remaining 50% of the PSUs. The following are the payout percentages for the 2020 PSU awards, with payout percentages between points determined by linear interpolation:

Compound Annual Growth Rate	Payout %
<5%	0% for Mr. Kern 50% for Executives other than Mr. Kern
5%	50%
10%	100%
15% or higher	150%
We expect to continue to evaluate the appropriate form of equity-based incentive awards as market conditions evolve.
Annual Review Equity Award Process. Management generally recommends annual equity awards in the first quarter of each year when the Compensation Committee meets to make determinations regarding annual bonuses for the last completed fiscal year and to set compensation levels for the current fiscal year. The meeting at which the Compensation Committee approves these awards is generally scheduled several months in advance and timed to occur after the public disclosure of Expedia Group’s prior year financial statements.
The Compensation Committee reviews various factors considered by management when establishing Expedia Group’s equity grant pool, which for 2019 included:

•	Expedia Group’s 2018 business and financial performance;

•	potential dilution rates, taking into account projected headcount changes and employee turnover;

•	non-cash compensation as a percentage of adjusted EBITDA;

•	equity compensation utilization by peer companies;

•	general economic conditions; and

•	competitive compensation market data regarding individual executive award values.
For specific grants to executive officers, management makes recommendations based on a variety of factors, including:

•	individual performance, scope of role and future potential of the executive;

•	the overall size of the equity grant pool;

•	individual award value relative to other Company executives for purposes of assessing internal pay equity;

•	the grant date and realizable value of previous grants and amount of outstanding unvested equity awards;

•	competitive compensation market data, where comparable; and

•	the recommendations of the Chairman, Vice Chairman/Chief Executive Officer, as applicable other than in connection with their own compensation.
Prior to July 26, 2019, the Section 16 Committee approved the grants of equity compensation to executive officers and the Compensation Committee approved grants of equity compensation to non-executive officers. Since July 26, 2019, the Compensation Committee approves all grants of equity compensation, although no grants were made between July 26, 2019 and September 10, 2019. The annual corporate performance factors relevant to setting bonus amounts, while considered, are generally less relevant in determining the type and level of equity awards, as the awards tend to be more forward looking, and are a longer-term retention and reward instrument relative to our annual bonuses.
February 2019 Annual Review Equity Awards for Executive Officers other than Mr. Kern. In February 2019, the Company completed its 2019 annual compensation review process and each of the named executive officers other than Mr. Kern received an award of RSUs that vest 25% on February 15, 2020 and an additional 6.25% on the 15th day of the second month of each of the next 12 fiscal quarters. In connection with the annual review stock awards granted to the named executive officers, the Section 16 Committee reviewed, with input from Mr. Okerstrom in the case of Messrs. Dzielak and Soliday, and Mr. Diller in the case of Mr. Okerstrom, the individual performance of each executive and the factors described above in relation to the establishment of the Expedia Group-wide equity grant pool and specific equity award grants. As he was not then an executive officer of the Company, the Compensation Committee approved Mr. Hart’s annual equity award only, based on management’s recommendation.
March 2019 Annual Review Equity Award for Mr. Kern. In March 2019, the Section 16 Committee also approved the following long-term equity grants to Mr. Kern, the vesting of which are subject to Mr. Kern’s continued employment or provision of services to the Company:

•
an award of 30,000 RSUs that vest on February 28, 2022, subject to satisfaction of a stock price goal of $180 (a 48% increase to the closing price of Expedia Group’s common stock on the date of grant), measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding February 28, 2022 (the “First Kern Award”); and

•
an award of 20,000 RSUs that vest on February 28, 2022, subject to satisfaction of a stock price goal of $200 (a 64% increase to the closing price of Expedia Group’s common stock on the date of grant), measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding February 28, 2022 (the “Second Kern Award” and together with the First Kern Award, the “Kern RSU Awards”)

Upon a termination of Mr. Kern’s employment by the Company without cause (other than by reason of his death or disability) or resignation by Mr. Kern for Good Reason, the Kern RSU Awards will vest on a pro-rated basis for each full month from the date of grant to the first anniversary of the termination date and subject to the achievement of the applicable stock price goal. For the purposes of the Kern RSU Awards only, the definition of good reason includes (in addition to other triggers) the current Chairman and Senior Executive no longer serving in that or a similar role.
In approving the Kern RSU Awards, the Section 16 Committee considered the factors described above in relation to the establishment of the Expedia Group-wide equity grant pool and specific equity award grants, as well as Mr. Kern’s participation in strategic oversight of the Company and the fact that he does not receive either a base salary or cash bonus compensation. As a result of the stock price performance goals applied to the Kern RSU Awards, which represent Mr. Kern’s entire 2019 Expedia Group executive compensation package, and the Company’s subsequent stock price performance, the current realizable value of Mr. Kern’s 2019 compensation is $0, further demonstrating alignment of executive compensation with the interests of stockholders and the long-term performance of Expedia Group.
December 2019 Promotion RSU Award for Mr. Hart and Retention RSU Award for Mr. Dzielak. On December 6, 2019, Mr. Dzielak and Mr. Hart each received an award of 2 and 3-year cliff vest RSUs in connection with the Company’s organizational restructuring. Mr. Hart’s RSU award related to his appointment to the role of Chief Strategy Officer and Mr. Dzielak’s award was a retention award that recognized his key executive leadership role within the Company’s new organizational structure.

The 2019 equity grants to the named executive officers described above are reflected in the table titled “2019 Grants of Plan-Based Awards” in the section below titled “Executive Compensation.”
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

•
Personal Use of Corporate Aircraft: Executives may receive benefits attributable to the personal use of certain aircraft, including aircraft jointly owned by Expedia Group and IAC. Pursuant to Company policy, Mr. Diller is required to travel on corporate aircraft for business and personal purposes, and the Company’s Chief Executive Officer and other senior executives are encouraged to travel on corporate aircraft for business and personal purposes when doing so would serve the interests of the Company. In addition to serving general security interests, this means of travel permits Mr. Diller and other executives to travel non-stop and without delay, to remain in contact with Expedia Group while traveling, to change plans quickly in the event Company business requires, and to conduct confidential Company business while flying, be it telephonically, by email or in person. These interests are furthered on both business and personal flights, as Mr. Diller and other executives typically provide services to Expedia Group while traveling in either case. Nonetheless, the incremental cost to Expedia Group of each executive’s travel for personal purposes during 2019 is reflected as compensation from Expedia Group, and is taken into account in establishing each executive’s overall compensation package. For personal use of Company-owned aircraft during 2019, Mr. Okerstrom reimbursed the Company for the incremental cost to the Company of his personal use of the aircraft. See the disclosure under the section “Relationships Involving Significant Stockholders, Named Executives and Directors-Relationships Involving Mr. Okerstrom” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence.”

•
Security. From time to time the Company may provide personal security services to executive officers based on the recommendations of our security personnel. During 2019, the Company provided such services to Mr. Okerstrom in connection with his personal travel on one occasion.

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
The Stock Ownership Policy also includes stock retention provisions. Prior to the Ownership Target Date, if eligible executives have not met their stockholding requirement, they are required to retain 25% of the net shares received from any exercised options or any vested restricted stock units until they have met their stockholding target. “Net shares” are the shares remaining after payment of the exercise price and/or withholding of taxes. If executives subject to the Stock Ownership Policy have not met their stockholding requirement on the Ownership Target Date, the net-share retention percentage may be increased until they have met their minimum stockholding target.
The Stock Ownership Policy minimum stockholding targets in effect for the named executive officers in 2019 were 200,000 shares for Mr. Okerstrom, 60,000 shares for Messrs. Dzielak, Hart and Pickerill, and 15,000 for Mr. Soliday. Messrs. Dzielak and Soliday have not met their respective minimum stockholding targets and are therefore required to retain 25% of the net shares received from any exercised options or vesting of RSU awards.

Hedging & Pledging Policy
The Expedia Group Securities Trading Policy prohibits employees, including executive officers and directors, from engaging in short sales with respect to Expedia Group securities or the purchase, sale or issuance of options or rights relating to Expedia Group securities. This prohibition extends to various forms of hedging or monetization transactions. While not prohibited, pledges of Expedia Group securities by employees, including executive officers and directors, require pre-approval by the Company’s legal department.
Incentive Compensation Clawback Policy
In March 2018, the Board of Directors adopted, and delegated authority to the Compensation Committee to administer, an Incentive Clawback Policy that applies to compensation granted to current and former executives after January 1, 2018. The Incentive Clawback Policy provides that in the event of either (i) a material accounting restatement resulting from material noncompliance with financial reporting requirements, or (ii) misconduct that involves a material violation of law or the Company’s policies resulting in significant harm to the Company, the Compensation Committee is authorized to recover any excess incentive compensation that was received by certain employees, including current and former executive officers, taking into account such factors as the Compensation Committee deems appropriate. In addition, equity award agreements for all employees, including the named executive officers, provide for the recovery of equity-based compensation realized during the two years prior to an employee’s termination of employment for cause.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s applicable named executives. Prior to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), this limitation did not apply to compensation that met the tax code requirements for “qualifying performance-based” compensation. Following enactment of the Tax Act, compensation paid to our applicable executive officers in excess of $1 million will not be deductible, subject to an exception for specified compensation provided pursuant to a binding written contract in effect as of November 2, 2017 that meets the requirement for grandfathered treatment. Additionally, under applicable Internal Revenue Service rules, the personal use of corporate aircraft leads to a disallowance of the deduction by Expedia Group for tax purposes of certain airplane-related costs. The Compensation Committee intends to continue to consider the potential impact of Section 162(m) of the Code on compensation decisions, but believes that stockholder interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expenses.
Change in Control
Under the Expedia Group Fourth Amended and Restated 2005 Stock and Annual Incentive Plan (the “Expedia Group 2005 Plan”), the named executive officers are entitled to accelerated vesting of equity awards in the event of a change in control of Expedia Group. The Compensation Committee has approved changes to the Expedia Group 2005 Plan that would limit the circumstances entitling executive officers to accelerated vesting of future equity awards in the event of a change in control. The Board intends to submit the amendment to the Expedia Group 2005 Plan including such changes as a proposal for stockholder approval at the 2020 Annual Meeting.
Severance
Employment Agreements. Each of Messrs. Dzielak and Hart have, and Messrs. Okerstrom and Pickerill had prior to their termination of employment, employment agreements with Expedia Group pursuant to which, in the event of a qualifying termination and subject to the executive executing a release of claims agreement:

•
Expedia Group will continue to pay base salary to (i) Messrs. Okerstrom and Pickerill through the longer of the end of the term of the employment agreement (subject to a maximum of 36 months for Mr. Okerstrom only) and 12 months, (ii) to Mr. Dzielak for 12 months, except that Expedia Group may, at its sole discretion, choose to extend the payment period to 18 months (whether 12 or 18 months, the “Dzielak Continuation Period”), and (iii) to Mr. Hart for 12 months, in each case payable in equal biweekly installments and provided that such payments will be offset by any amount earned by the executive from another employer during the relevant period;

•
Expedia Group will consider in good faith the payment of discretionary bonuses on a pro rata basis for the year in which termination of employment occurs, payable in a lump sum at the time such annual bonus would otherwise have been paid;

•
Expedia Group will pay an amount equal to COBRA health insurance coverage for a period of 12 months for Messrs. Okerstrom, Pickerill and Hart, and for the Dzielak Continuation Period for Mr. Dzielak, in each case payable in a lump sum;

•
except as described below with respect to certain long-term incentive stock option awards, all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually will be treated as though such awards vested annually; and

•
Messrs. Okerstrom, Pickerill, Dzielak and Hart will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

Non-Competition & Non-Solicitation Provisions. Messrs. Okerstrom, Pickerill, Dzielak and Hart will be restricted from competing with the Company and from soliciting Company employees and business partners during a period following termination of their employment for any reason. For Messrs. Okerstrom and Pickerill the applicable non-compete and non-solicitation period is the longer of the term of their employment agreement and eighteen months, for Mr. Dzielak it is the Dzielak Continuation Period, and for Mr. Hart it is 12 months.
Offset Provisions. Any cash payments made in connection with the severance provisions described above will be offset by any cash amounts earned from other employers during the applicable time period.
Equity Award Agreements. Upon an executive’s termination of employment by the Company without cause (other than by reason of death or disability) or resignation by the executive for good reason, certain equity awards vest on a pro-rated basis for each full month from the date of grant to the applicable termination date (or, in the case of Messrs. Okerstrom and Kern only, the first anniversary of the termination date) and, in the case of such equity awards subject to satisfaction of a stock price goal, subject to the achievement of such stock price goal. Equity awards with special monthly pro-rated severance provisions include:

•	performance-based and service-based stock options granted to Mr. Okerstrom on March 7, 2016;

•	performance-based options granted to Mr. Okerstrom on September 15, 2017;

•	performance-based options granted to Messrs. Okerstrom, Dzielak and Pickerill on March 2, 2018;

•	cliff-vest options granted to Messrs. Dzielak and Pickerill on March 2, 2018; and

•	cliff-vest RSUs granted to Mr. Kern on August 17, 2018 and March 7, 2019.
The foregoing arrangements are intended to attract and retain qualified executives who may have other employment alternatives that may appear to them to be less risky absent these arrangements.
Death or Disability. In August 2019, the Compensation Committee amended the terms of all outstanding equity awards, including those held by the named executive officers, to provide for the accelerated vesting of unvested equity awards held by an employee in the event of a termination of employment due to death or disability (as such termination is described in the Expedia Group 2005 Plan), provided that the aggregate value of all such accelerated awards held by an employee upon his or her death or disability may not exceed $1,000,000.
Okerstrom and Pickerill 2019 Severance. In connection with their respective qualifying terminations in December 2019, Messrs. Okerstrom and Pickerill each executed a release of claims agreement and received the contractual benefits described above. Having considered in good faith the payment of discretionary bonuses on a pro rata basis, Mr. Pickerill received a 2019 cash bonus payment of $336,000 a 34% reduction from the prior year and Mr. Okerstrom did not receive a 2019 cash bonus payment. For Messrs. Okerstrom and Pickerill the 2019 business payments reflected their respective roles and the Company’s 2019 financial and operating performance.
For a description and quantification of these termination and change in control benefits, please see the section below titled “Executive Compensation-Potential Payments Upon Termination or Change in Control.”
Recent Developments. In the first quarter of 2020, Mr. Diller elected to forego his base salary for the remainder of 2020 in light of the COVID-19 pandemic, and Mr. Kern agreed to continue to forego his base salary. In addition, Mr. Diller did not receive an annual equity award in connection with the 2020 annual compensation review process. As noted above, neither Mr. Diller nor Mr. Kern received a cash bonus with respect to 2019.
On April 23, 2020, the Company announced that the Expedia Group Board of Directors had unanimously approved the appointment of Peter Kern as Expedia Group’s Chief Executive Officer, and the appointment of Eric Hart as Expedia Group’s Chief Financial Officer. Mr. Kern continues to also serve as Vice Chairman and as a member of the Company’s Board of Directors and Mr. Hart continues to also serve as the Company’s Chief Strategy Officer. On the same date, the Company also announced that base salaries for Expedia Group’s senior executives would be reduced by 25% for the remainder of 2020.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in the Company’s 2020 proxy statement.
Members of the Compensation Committee:
Chelsea Clinton (Chair)
Craig A. Jacobson

2019 Summary Compensation Table
The table below sets forth certain information regarding the total compensation earned by our named executive officers in 2019, as well as equity awards made to our named executive officers during 2019.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Barry Diller	2019	465,000	—	5,093,844	—	833,228	6,392,072
Chairman and Senior Executive	2018	465,000	2,500,000	—	—	652,100	3,617,100
	2017	465,000	1,000,000	—	6,840,950	560,895	8,866,845
Peter M. Kern	2019	—	—	1,879,500	—	45,000	1,924,500
Vice Chairman and Chief Executive Officer	2018	43,764	—	6,809,927	—	45,000	6,898,691

Eric M. Hart	2019	374,731	100,000	1,712,312	—	8,804	2,195,847
Chief Financial Officer and Chief Strategy Officer

Robert J. Dzielak	2019	700,000	700,000	3,495,107	—	8,231	4,903,338
Chief Legal Officer and Secretary	2018	680,769	925,000	1,295,223	4,290,208	5,788	7,196,988
	2017	595,193	600,000	—	2,007,402	5,683	3,208,278
Lance Soliday	2019	337,587	127,000	458,401	—	9,568	932,556
Senior Vice President, Chief Accounting Officer and Controller	2018	327,754	175,000	—	437,747	6,202	946,703
	2017	313,269	132,530	—	336,641	6,052	788,492
Mark D. Okerstrom	2019	980,769	—	10,187,688	—	94,095	11,262,552
Former President and Chief Executive Officer	2018	1,000,000	3,000,000	—	9,078,946	10,616	13,089,562
	2017	824,039	1,250,000	3,480,000	25,158,318	8,100	30,720,457
Alan R. Pickerill	2019	554,327	—	2,292,129	—	379,717	3,226,173
Former Executive Vice President, Chief Financial Officer, Treasurer	2018	510,577	512,500	1,028,801	3,253,570	7,087	5,312,535
	2017	346,654	325,000	—	2,009,143	6,202	2,686,999

(1)	Reflects base salary earned during the relevant fiscal year.

(2)	Reflects annual cash bonuses paid to named executive officers for performance in the relevant fiscal year.

(3)
Reflects aggregate grant date fair value of awards granted in the year indicated, computed in accordance with FASB ASC Topic 718, and in accordance with the assumptions described in the “Stock-Based Compensation” section of “Note 2 - Significant Accounting Policies” in the notes to consolidated financial statements in the Company’s most recent Form 10-K. The grant date fair value of awards reflects an estimate as of the grant date and may not correspond to the actual value that will be recognized by the named executive officers. Upon termination of employment, each of Mr. Okerstrom and

Mr. Pickerill forfeited 45,680 RSUs (the fair value of which were $5,730,637 on the date of grant) and 10,278 RSUs (the fair value of which were $1,289,393 on the date of grant), respectively, that were granted to them in 2019.

(4)	Additional information regarding certain components of amounts reflected in the “All Other Compensation” is as follows:

	Barry Diller	Peter M. Kern	Eric M. Hart	Robert J. Dzielak	Lance A. Soliday	Mark D. Okerstrom	Alan R. Pickerill
Corporate Aircraft(a)	$762,705	—	—	—	—	—	—
401(k) Company Match(b)	—	—	$8,804	$8,231	$9,568	$7,192	$8,659
Miscellaneous(c)	$70,523	$45,000	—	—	—	$31,672	—
Severance(d)	—	—	—	—	—	$55,231	$371,058

(a)
Reflects the incremental cost to Expedia Group for personal use of corporate aircraft jointly owned by each of Expedia Group and IAC (or charter aircraft in the event the jointly-owned aircraft are temporarily unavailable). In 2019, the incremental cost to Expedia Group for Messrs. Diller’s personal use of these aircraft is based on the average variable operating cost to Expedia Group. Variable operating costs include fuel, certain maintenance costs, navigation fees, onboard catering, landing fees, crew travel expenses and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of hours such aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use (for the jointly-owned aircraft, including repositioning flights, commonly referred to as “deadhead” flights), to derive the incremental cost. We do not include fixed costs that do not change based on usage, such as pilots’ salaries, purchase costs, insurance, scheduled maintenance and non-trip-related hangar expenses in the case of the jointly-owned aircraft. For personal use of the corporate aircraft during 2019, Mr. Okerstrom reimbursed the Company an amount permitted under Federal Aviation Administration regulations for his personal use of the aircraft. Executive officers occasionally have family members or other guests accompany them on business and personal trips, at minimal incremental cost to the Company. While travel by family members or other guests does not result in any incremental cost to the Company, such travel does result in the imputation of taxable income to such executive officers, the amount of which is calculated in accordance with applicable Internal Revenue Service regulations. See the section above titled “Compensation Discussion and Analysis- Compensation Program Elements-Other Compensation” for a description of the Company’s policy regarding the personal use of Company aircraft by executive officers.

(b)
Represents matching contributions of Expedia Group under the Company’s 401(k) Retirement Savings Plan. Under this plan as in effect through December 31, 2019, Expedia Group matches $0.50 for each dollar a participant contributes, up to the first 6% of eligible compensation, subject to limits imposed by the Internal Revenue Code.

(c)
For Mr. Diller, “Miscellaneous” represents the total amount of other benefits provided to Mr. Diller, none of which individually exceeded 10% of the total value of all perquisites and personal benefits. In connection with the IAC/Expedia Group Spin-Off, Expedia Group and IAC agreed that, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources for the benefit of both companies, certain expenses associated with such usage would be shared between Expedia Group and IAC. Mr. Diller is provided with the use of certain automobiles for business and personal purposes and certain IAC-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. In 2019, Expedia Group and IAC covered 50% and 50% of these costs, respectively. For Mr. Okerstrom, “Miscellaneous” represents the cost of certain personal security services paid by the Company for Mr. Okerstrom and his family when traveling outside of the U.S. For Mr. Kern, “Miscellaneous” represents the cash compensation received for service on the trivago N.V. Supervisory Board in 2019.

(d)
For Mr. Okerstrom, “Severance” represents one salary continuation payment of $19,231 that occurred in 2019 and a payment of $36,000 to cover the cost of continuing health coverage under COBRA. For Mr. Pickerill, “Severance” represents one salary continuation payment of $11,058 that occurred in 2019, a payment of $24,000 to cover the cost of continuing health coverage under COBRA, and pro-rata annual cash bonus for 2019 in the amount of $336,000. See “2019 Option Exercises and Stock Vested” for amounts related to the acceleration of vesting for stock awards upon Mr. Okerstrom and Mr. Pickerill’s respective terminations of employment.

2019 Grants of Plan-Based Awards
During fiscal year 2019, the Compensation Committee or Section 16 Committee, as appropriate, approved RSU awards to the named executive officers as follows:

Name	Grant Date	Closing Market Price on Date of Grant ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(#)(2)	Grant Date Fair Value of Awards ($)(5)
Barry Diller-Incremental Vesting RSUs	02/28/2019	123.31	40,604	5,093,844
Peter M. Kern-Performance RSUs(1)	03/07/2019	123.16	30,000	1,248,900
Peter M. Kern-Performance RSUs(1)	03/07/2019	123.16	20,000	630,600
Eric M. Hart-Incremental Vesting RSUs	02/28/2019	123.31	4,060	509,334
Eric M. Hart-Incremental Vesting RSUs	12/06/2019	107.58	11,828	1,202,978
Robert J. Dzielak-Incremental Vesting RSUs	02/28/2019	123.31	18,271	2,292,129
Robert J. Dzielak-Incremental Vesting RSUs	12/06/2019	107.58	11,828	1,202,978
Lance A. Soliday-Incremental Vesting RSUs	02/28/2019	123.31	3,654	458,401
Mark D. Okerstrom-Incremental Vesting RSUs	02/28/2019	123.31	81,208(3)	10,187,688
Alan R. Pickerill-Incremental Vesting RSUs	02/28/2019	123.31	18,271(4)	2,292,129

(1)
Represents the number of shares of Expedia Group common stock to be issued on the vesting date of February 28, 2022 upon satisfaction of the conditions to vesting, including continued employment and satisfaction of stock price goals of $180 for the RSU award subject to 30,000 shares and $200 for the RSU award subject to 20,000 shares, without taking into account shares withheld to cover taxes, if any.

(2)
Represents the number of shares of Expedia Group common stock to be issued upon satisfaction of the conditions to vesting, without taking into account shares withheld to cover taxes, if any. The Incremental Vesting RSUs awarded on February 28, 2019 to Mr. Diller, Mr. Hart, Mr. Dzielak, and Mr. Soliday vested 25% on February 15, 2020 and will vest 6.25% on the 15th day of the second month of each of the next 12 fiscal quarters, subject to the executive’s continued employment with the Company. The Incremental Vesting RSUs awarded on December 6, 2019 to Mr. Hart and Mr. Dzielak vest 50% on December 15, 2021 and 50% on December 15, 2023.

(3)
Represents the number of shares of Expedia Group common stock that were granted to Mr. Okerstrom on February 28, 2019, 35,528 of which were accelerated and vested on December 6, 2019 and 45,680 of which were forfeited on the date of termination of employment.

(4)
Represents the number of shares of Expedia Group common stock that were granted to Mr. Pickerill on February 28, 2019, 7,993 of which were accelerated and vested on December 6, 2019 and 10,278 of which were forfeited on the date of termination of employment.

(5)	These amounts reflect an estimate of the grant date fair value and may not correspond to the actual value that will be recognized by the named executive officers.

Outstanding Equity Awards at 2019 Year-End
The following table provides information regarding the holdings of stock options and RSUs by the named executive officers as of December 31, 2019. The market value of the RSUs is based on the closing price of Expedia Group common stock on the Nasdaq Stock Market on December 31, 2019, the last trading day of the year, which was $108.14.

		Option Awards				Stock Awards
						Equity Incentive Plan Awards:
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Barry Diller	03/13/2013	100,000(2)	—	65.75	03/13/2020	—	—
	02/26/2014	100,000(2)	—	78.52	02/26/2021	—	—
	02/27/2015	150,000(3)	—	91.75	02/27/2022	—	—
	02/25/2016	112,500	37,500(3)	105.13	02/25/2023	—	—
	02/28/2017	75,000	75,000(3)	119.04	02/28/2024	—	—
	02/28/2019					40,604(5)	4,390,917
Peter M. Kern	03/06/2017	49,424	24,711(15)	12.14	12/20/2024	—	—
	06/01/2017	—	—	—	—	580(13)	62,721
	12/20/2017	41,840	83,680(15)	7.17	12/20/2024	—	—
	06/01/2018	—	—	—	—	1,377(13)	148,909
	08/17/2018	—	—	—	—	50,000(14)	5,407,000
	02/08/2019	—	—	—	—	33,389(16)	87,479
	03/07/2019	—	—	—	—	30,000(17)	3,244,200
	03/07/2019	—	—	—	—	20,000(17)	2,162,800
Eric M. Hart	02/26/2014	20,000(2)	—	78.52	02/26/2021	—	—
	02/27/2015	18,000(3)	—	91.75	02/27/2022	—	—
	02/25/2016	15,000	5,000(3)	105.13	02/25/2023	—	—
	02/28/2017	6,521	6,522(3)	119.04	02/28/2024	—	—
	03/02/2018	4,751	14,253(3)	104.50	03/02/2025	—	—
	05/30/2017	—	—	—	—	1,030(4)	111,384
	02/28/2019	—	—	—	—	4,060(5)	439,048
	12/06/2019	—	—	—	—	11,828(6)	1,279,080
Robert J. Dzielak	03/13/2013	25,232(2)	—	65.75	03/13/2020	—	—
	02/26/2014	65,000(2)	—	78.52	02/26/2021	—	—
	02/27/2015	65,000(3)	—	91.75	02/27/2022	—	—
	02/25/2016	52,500	17,500(3)	105.13	02/25/2023	—	—
	02/28/2017	35,000	35,000(3)	119.04	02/28/2024	—	—
	03/02/2018	20,251	60,753(3)	104.50	03/02/2025	—	—
	03/02/2018	—	40,502(10)	104.50	03/02/2025	—	—
	03/02/2018	—	51,280(11)	104.50	03/02/2025	—	—
	03/02/2018	—				9,561(3)	1,033,927
	02/28/2019	—				18,271(5)	1,975,826
	12/06/2019	—				11,828(6)	1,279,080
Lance A. Soliday	03/13/2013	3,000(2)	—	65.75	03/13/2020	—	—
	02/26/2014	9,000(2)	—	78.52	02/26/2021	—	—
	02/27/2015	7,500(3)	—	91.75	02/27/2022	—	—
	02/25/2016	5,793	1,932(3)	105.13	02/25/2023	—	—

		Option Awards				Stock Awards
	02/28/2017	5,869	5,870(3)	119.04	02/28/2024	—	—
	03/02/2018	4,275	12,828(3)	104.50	—	—	—
	02/28/2019	—	—	—	—	3,654(5)	395,144
Mark D. Okerstrom	03/13/2013	100,000(2)	—	65.75	03/13/2020	—	—
	02/26/2014	100,000(2)	—	78.52	02/26/2021	—	—
	03/06/2014	50,000(2)	—	74.71	03/06/2021	—	—
	02/27/2015	115,000(3)	—	91.75	02/27/2022	—	—
	02/25/2016	115,000(3)	—	105.13	02/25/2023	—	—
	03/07/2016	219,375(7)	—	105.39	03/07/2023	—	—
	03/07/2016	151,164(8)	—	105.39	03/07/2023	—	—
	02/28/2017	101,250(3)	—	119.04	02/28/2024	—	—
	09/15/2017	225,000(2)	—	142.13	09/15/2024	—	—
	09/15/2017	237,500(9)	—	142.13	09/15/2024	—	—
	03/02/2018	154,765(11)	—	104.50	03/02/2025	—	—
	03/02/2018	100,000(12)	—	104.50	03/02/2025	—	—
Alan R. Pickerill	02/26/2014	4,500(2)	—	78.52	02/26/2021	—	—
	02/27/2015	6,350(3)	—	91.75	02/27/2022	—	—
	02/25/2016	8,750(3)	—	105.13	02/25/2023	—	—
	02/28/2017	10,326(3)	—	119.04	02/28/2024	—	—
	09/15/2017	37,500(2)	—	142.13	09/15/2024	—	—
	03/02/2018	20,251(3)	—	104.50	03/02/2025	—	—
	03/02/2018	29,092(10)	—	104.50	03/02/2025	—	—
	03/02/2018	25,010(11)	—	104.50	03/02/2025	—	—

(1)	Represents the date on which the original grant was approved by the applicable compensation committee.

(2)	Options, or RSUs, as the case may be, vest in four equal annual installments commencing on the first anniversary of the grant date.

(3)	Options, or RSUs, as the case may be, vest in four equal installments commencing on February 15 in each of the first four years following the grant date.

(4)	RSUs vest in two equal installments on March 15, 2019 and March 15, 2020.

(5)	RSUs vest 25% on February 15 in the first year following the grant date and 6.25% each fiscal quarter thereafter until fully vested.

(6)	RSUs vest in two equal installments on December 15, 2021 and December 15, 2023.

(7)	Options vest in two equal installments on March 7, 2019 and March 7, 2021.

(8)
Options vest in full in one installment on September 30, 2021, subject to satisfaction of a stock price goal of $180, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 30, 2021.

(9)
Options vest in full in one installment on September 15, 2021, subject to satisfaction of a stock price goal of $200, measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding September 15, 2021.

(10)	Options vest in two equal installments on March 2, 2020 and March 2, 2022.

(11)
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

(12)	Options vest in full on March 2, 2022, the fourth anniversary of the grant date.

(13)	RSUs vest in three equal installments commencing on the first anniversary of the grant date.

(14)	RSUs vest in full on June 20, 2021.

(15)
Represents options to purchase American Depositary Shares of trivago N.V. granted pursuant to the trivago N.V. 2016 Omnibus Incentive Plan. Options vest in equal installments on each of the first three anniversaries of (i) January 3, 2017, for the option granted on March 6, 2017, or (ii) January 2, 2018, for the option granted on December 20, 2017.

(16)
Represents RSUs subject to American Depositary Shares of trivago N.V. granted pursuant to the trivago N.V. 2016 Omnibus Incentive Plan. RSUs vest one-third on January 2, 2020 and vest one-twelfth each quarter thereafter until the award is fully vested.

(17)
RSUs vest in full on February 28, 2022 subject to the satisfaction of a stock price performance goal of $180 for the RSU award subject to 30,000 shares and a stock price performance goal of $200 for the RSU award subject to 20,000 shares.

2019 Option Exercises and Stock Vested
The following table provides information regarding Expedia Group stock options exercised by and Expedia Group RSU awards vested for the named executive officers during 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Barry Diller	—	—	—	—
Peter M. Kern	—	—	2,016	231,840
Eric M. Hart	27,500	2,111,872	1,030	124,424
Robert J. Dzielak	10,000	694,396	6,084	771,208
Lance A. Soliday	10,000	623,708	—	—
Mark D. Okerstrom(4)	25,000	2,338,792	54,278	5,736,099
Alan R. Pickerill(5)	500	31,425	14,140	1,559,094

(1)
Represents the value of exercised options calculated by multiplying (i) the number of shares of Expedia Group’s common stock to which the exercise of the option related by (ii) the difference between the market price of Expedia Group’s common stock at exercise and the exercise price of the options.

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

(4)
Under the terms of Mr. Okerstrom's employment agreement, upon the date of termination of employment, 51,930 RSUs and 345,946 stock options were forfeited, and the vesting for certain equity awards was accelerated including 54,278 RSUs that vested immediately, the value of which was $5,839,227 on the date of termination, and 887,804 stock options that vested and became immediately exercisable, the value of which was $1,420,219 on the date of termination.

(5)
Under the terms of Mr. Pickerill's employment agreement, upon the date of termination of employment, 15,341 RSUs and 73,873 stock options were forfeited, and the vesting for certain equity awards was accelerated including 11,067 RSUs that vested immediately, the value of which was $1,190,588 on the date of termination, and 82,670 stock options that vested and became immediately exercisable, the value of which was $203,947 on the date of termination.

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
Employment Agreement Severance Provisions
Qualifying Termination. Each of Messrs. Hart and Dzielak have entered into an employment agreement with Expedia Group, pursuant to which, in the event of such executive’s termination of employment by the Company without cause (other than by reason of his death or disability) or by the executive for good reason (together, a “Qualifying Termination”) and subject to the executive executing a release of claims agreement:

•
Expedia Group will continue to pay base salary to Mr. Hart and Mr. Dzielak for 12 months, except that Expedia Group may, at its sole discretion, choose to extend the payment period for Mr. Dzielak to 18 months (whether 12 or 18 months, the “Dzielak Continuation Period”), in each case payable in equal biweekly installments and provided that such payments will be offset by any amount earned by the executive from another employer during the relevant period;

•
Expedia Group will pay an amount equal to COBRA health insurance coverage for a period of 12 months for Mr. Hart and for the Dzielak Continuation Period for Mr. Dzielak in each case payable in a lump sum;

•
except as described below under “Dzielak Long-Term Equity Awards,” all equity holdings that otherwise would have vested during the 12-month period following termination of employment will accelerate, provided that equity awards that vest less frequently than annually shall be treated as though such awards vested annually; and

•
Messrs. Hart and Dzielak will have 18 months following the date of termination to exercise any vested stock options (including stock options accelerated pursuant to the terms of the executive’s employment agreement) or, if earlier, through the scheduled expiration date of the options.

In addition, Messrs. Hart and Dzielak will be restricted from competing with the Company and from soliciting Company employees and business partners during a period following termination of their employment for any reason. For Mr. Hart the applicable period is 12 months, and in the case of Mr. Dzielak it is the Dzielak Continuation Period. Any cash payments made in connection with the severance provisions described above shall be offset by any cash amounts earned from another employer during the applicable time period.
As defined in the Hart and Dzielak employment agreements:

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

Messrs. Diller, Kern, and Soliday do not have an employment agreement with the Company.
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

The Expedia Group 2005 Plan defines a “change in control” as follows:

•
another party, other than Mr. Diller, Liberty Expedia, or their respective affiliates, acquires the beneficial ownership of at least 50% of the Company’s outstanding voting stock, with certain exceptions;

•
the members of the Board as of the date the Expedia Group 2005 Plan was adopted by the Board (the “incumbent Board members”) cease to constitute a majority of the Board (with replacement directors that are endorsed by a majority of the Company directors who are incumbent Board members generally counting as incumbent Board members);

•
the Company consummates a merger, reorganization or consolidation with another party, or the sale or other disposition of all or substantially all of the Company’s assets or the purchase of assets or stock of another entity (“Business Combination”), unless (A) all or substantially all of the beneficial stockholders of the Company immediately prior to such Business Combination retain more than 50% of the combined voting power of the outstanding voting securities of the entity resulting from the Business Combination in substantially the same proportions as their ownership of voting stock immediately prior to such Business Combination, (B) no person (excluding Mr. Diller, Liberty Expedia and their respective affiliates, any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns more than a majority of the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership of the Company existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors (or equivalent governing body, if applicable) of the entity resulting from the Business Combination were incumbent members of the Company’s Board at the time of the initial agreement or Board action providing for such Business Combination; or

•	the Company’s stockholders approve the complete liquidation or dissolution of the Company.
Incremental Vesting Equity Awards
Other than new-hire grants or special equity awards, stock option and RSU awards granted to employees prior to 2019, including the named executive officers, have historically been subject to incremental vesting whereby 25% of the stock option or RSU award vests and, in the case of stock options, become exercisable in each of the four years following the grant, subject to continued service with the Company through each applicable vesting date (“Incremental Vesting Equity Awards”). RSU awards that were granted to employees in 2019, including the named executive officers, are subject to 25% vesting in the first year following the grant and 6.25% each quarter thereafter until fully vested, except in the case of the awards granted to Messrs. Hart and Dzielak in December 2019, which vest in two equal installments on December 15, 2021 and December 15, 2023.

Each of our named executive officers other than Mr. Kern held Incremental Vesting Equity Awards that were unvested as of December 31, 2019. In the event of a change in control, these equity awards vest as described in the section above titled “Expedia Group 2005 Plan Change in Control Equity Acceleration”, and, if applicable, in the section above titled “Employment Agreement Severance Provisions” upon a Qualifying Termination.
Kern Equity Awards
Initial RSU Award. In connection with his appointment as Vice Chairman of the Company, Mr. Kern was granted an award of 50,000 restricted stock units on August 17, 2018, with a vest date of June 20, 2021, subject to Mr. Kern’s continued employment with the Company (the “2018 Kern Cliff-Vest RSUs”).
2019 RSU Awards. On March 7, 2019, Mr. Kern was granted an award of 30,000 RSUs that are subject to Mr. Kern's continued employment with the Company and satisfaction of a stock price goal of $180 on February 28, 2022, and an award of 20,000 RSUs that are subject to Mr. Kern's continued employment with the Company and the satisfaction of a stock price goal of $200 on February 28, 2022 (the “2019 Kern Performance RSUs”).
In the event of a Qualifying Termination, or as a result of Mr. Kern’s death or disability, the 2018 Kern Cliff-Vest RSUs and the 2019 Kern Performance RSUs will vest on a pro-rated basis for each full month from the date of grant to the first anniversary of the termination date, in the case of the 2019 Kern Performance RSUs, subject to the achievement of the applicable stock price goal. For the purposes of the 2018 Kern Cliff-Vest RSUs and the 2019 Kern Performance RSUs, “good reason” also includes Mr. Diller no longer serving as Chairman and Senior Executive Officer of the Company (or comparable positions of and executive leadership).
Director RSUs. Prior to his appointment as Vice Chairman of the Company, Mr. Kern was entitled to receive standard non-employee director compensation in accordance with the Company’s compensation policies and practices for the Board, which included annual grants of restricted stock units on June 1 that vest in equal installments on the first three anniversaries of the grant date, subject to Mr. Kern’s continued service as a member of the Board (the “Kern Director RSUs”). In the event of a Change in Control (as defined in the Expedia Group 2005 Plan), the Kern Director RSUs will vest in full. If Mr. Kern ceases to be a member of the Board of Directors or otherwise provide services to the Company, the Kern Director RSUs will be forfeited.
Dzielak Long-Term Equity Awards
In addition to Incremental Vesting Equity Awards, Mr. Dzielak was granted the following long-term equity awards on March 2, 2018, with an exercise price of $104.50:

•
40,502 stock options that vest 50% on each of the second and fourth anniversaries of the date of grant, subject in all cases to the executive’s continued employment with the Company (the “2018 Dzielak Cliff-Vest Options”); and

•
51,280 stock options, that are subject to Mr. Dzielak’s continued employment with the Company and, with 50% of the grant subject to the satisfaction of a stock price goal of $200 on September 15, 2021, and with the remaining 50% of the grant subject to the satisfaction of a stock price goal of $180 on September 30, 2021, with satisfaction of the stock price goal measured on the basis of the average of the closing prices of the Company’s common stock for either the six or twelve-month period immediately preceding the applicable vest date (the “2018 Dzielak Performance Options” and together with the 2018 Dzielak Cliff-Vest Options, the “2018 Dzielak Long-Term Stock Option Awards”).

In the event of a Qualifying Termination, the 2018 Dzielak Long-Term Stock Option Awards will vest on a pro-rated basis for each full month from the date of grant to the termination date, in the case of the 2018 Dzielak Performance Options, subject to the achievement of the applicable stock price goal.
In the event of a Change in Control (as defined in the Expedia Group 2005 Plan), the 2018 Dzielak Long-Term Stock Option Awards will vest in full.

Estimated Potential Incremental Payments Upon Termination or Change in Control
The table below describes and quantifies certain amounts that would become payable to our named executive officers upon certain terminations of employment or change in control events, assuming that the relevant event occurred on December 31, 2019. These amounts, which exclude the effect of any applicable taxes, are based on:

•	the named executive’s base salary as of December 31, 2019;

•	the number of stock options or RSUs outstanding as of December 31, 2019; and

•	the closing price of Expedia Group common stock on December 31, 2019 ($108.14).
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

Name and Benefits	Qualifying Termination(1) ($)	Qualifying Termination & Stock Price Performance Goal Satisfied ($)	Change in Control(2) ($)
Barry Diller
Incremental Vesting Equity Awards	—	—	4,503,792
Total Estimated Incremental Value	—	—	4,503,792
Peter M. Kern
2018 Kern Cliff-Vest RSUs	4,505,869	—	5,407,000
2019 Kern Performance RSUs(3)		3,304,218	5,407,000
Director RSUs	—	—	211,630
Total Estimated Incremental Value	4,505,869	3,304,218	11,025,630
Eric M. Hart
Cash Severance (salary)	425,000	—	—
Health and Benefits	24,440	—	—
Incremental Vesting Equity Awards	655,554	—	1,896,443
Total Estimated Incremental Value	1,104,994	—	1,896,443
Robert J. Dzielak
Cash Severance (salary)(4)	1,050,000	—	—
Health and Benefits(4)	25,584	—	—
Incremental Vesting Equity Awards	1,655,164	—	4,562,648
2018 Dzielak Cliff-Vest Options	125,817	—	147,427
2018 Dzielak Performance Options(3)	—	148,767	186,659
Total Estimated Incremental Value	2,856,565	148,767	4,896,734
Lance A. Soliday
Cash Severance (salary)	—	—	—
Health and Benefits	—	—	—
Incremental Vesting Equity Awards	—	—	447,653
Total Estimated Incremental Value	—	—	447,653

(1)
Qualifying Termination is described in the section above titled “Employment Agreement Severance Provisions - Qualifying Termination.” In the case of the 2018 Kern Cliff-Vest RSUs, a Qualifying Termination also includes termination as a result of death or disability as well as Mr. Diller no longer serving as Chairman and Senior Executive Officer of the Company (or comparable positions of and executive leadership). “Health and Benefits” relates to the payment of an amount equal to COBRA health insurance coverage for a period of 12 months following termination of employment for Messrs. Hart and Dzielak.

(2)	Upon a Change in Control (as defined in the Expedia Group 2005 Plan), all unvested equity awards held by the named executive officers vest in full.

(3)
Reflects incremental value of prorated vesting as of December 31, 2019. However, these options would only become exercisable if the applicable stock price goals of $180 per share or $200 per share are met on February 28, 2022.

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
Identifying Our Median Compensated Employee
The SEC rules allow companies to identify the median employee whose compensation will be used for the annual total compensation calculation once every three (3) years provided that there have not been any changes in the company’s employee population or employee compensation arrangements that it is reasonably believed would result in a significant change in its pay ratio disclosure. While there were no changes in the Company’s employee population or employee compensation arrangements that it is reasonably believed would result in a significant change to the Company’s pay ratio, the median employee identified in 2017 was subsequently promoted making the employee no longer representative of the median. Therefore, in accordance with SEC executive compensation disclosure rules, for our 2018 disclosure, we selected an employee whose compensation was substantially similar to our 2017 median employee based on the compensation measure used to select the 2017 median employee. We determined that the median employee selected in 2018 is still representative of the median for the 2019 disclosure.
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

Median Employee’s Total 2019 Compensation
Having identified our median compensated employee, we then calculated that employee’s actual 2019 total annual compensation in accordance with the SEC’s requirements for reporting named executive officer compensation in the 2019 Summary Compensation Table, resulting in 2019 annual total compensation of $69,854.
CEO’s Total 2019 Compensation
For the purposes of the 2019 CEO Pay Ratio disclosure, we used Mr. Okerstrom’s 2019 total compensation as reported in the Summary Compensation Table (which included annualized base salary and cash severance), for a total of $11,262,552.
2019 CEO Pay Ratio
The ratio of Mr. Okerstrom’s annual total compensation for 2019 to the median employee annual total compensation, determined as described above, was 161:1.
Other Considerations
Due to Mr. Okerstrom’s departure as Chief Executive Officer, the vesting for a portion of the 2019 RSU award was accelerated and the remainder was forfeited. The value realized for the accelerated portion of the RSU award was $3,822,102 based on the closing price of Expedia Group common stock on December 6, 2019, the date of termination. Substituting the realized value of the accelerated 2019 RSU award in lieu of the grant date fair value of the 2019 RSU award, Mr. Okerstrom’s annual total compensation for 2019 would be calculated as $4,896,966, and the ratio of Mr. Okerstrom’s annual total compensation to the median employee annual total compensation would be 70:1.
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

Compensation of Directors
The Board of Directors, since July 26, 2019 based on recommendations from the Nominating Committee, has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align directors’ interests with those of our stockholders.
Expedia Group employees generally do not receive compensation for serving as a director. Each non-employee director of Expedia Group who served on the Board during 2019 was entitled to receive the following compensation:

•	an annual retainer of $45,000, paid in equal quarterly installments;

•
a grant of RSUs with a value of $250,000 (based on the closing price of Expedia Group’s common stock on the Nasdaq Stock Market on the day prior to the grant), upon such director’s initial election to office or at the time such director first became eligible to receive compensation for service as a director, and annually thereafter on June 1, such RSUs to vest in three equal installments commencing on the first anniversary of the grant date and such RSUs to be entitled to dividends declared and paid on the underlying shares of common stock during the vesting period. In the event of a change in control (as defined in the Expedia Group 2005 Plan and described in the section above titled “Executive Compensation-Potential Payments Upon Termination or Change in Control”), the RSUs shall vest automatically in full;

•	an annual retainer of $20,000 for each member of the Audit Committee (including the Chair) and $15,000 for each member of the Compensation Committee (including the Chair);

•	an additional annual retainer of $10,000 for the Chair of the Audit Committee and $10,000 for the Chair of the Compensation Committee; and

•	a quarterly retainer of $20,000 for each member of the Special Litigation Committee.
Members of the Nominating Committee and the Section 16 Committee, prior to it being disbanded, do not receive additional compensation for their service on such committee. Expedia Group reimburses directors for all reasonable expenses incurred to attend Board and committee meetings.
In connection with the Liberty Expedia Transaction, pursuant to the Merger Agreement (as defined below) described below (see “Relationships Involving Significant Stockholders, Named Executive Officers and Directors” in Item 13, “Certain Relationships and Related Person Transactions, and Director Independence”) and immediately prior to the closing of the Combination (as defined below), each of Courtnee A. Chun, Pamela L. Coe and Christopher W. Shean, who had been nominated to the Board by Liberty Expedia, resigned from the Board. Upon their resignation, which was effective as of the closing of the Liberty Expedia Transaction on July 26, 2019 each then-outstanding award of RSUs of the Company held by Ms. Coe, Ms. Chun and Mr. Sheen was settled in shares of Expedia Group common stock.
Director Stock Ownership Guidelines
The Board of Directors has adopted stock ownership guidelines for directors to further align the interests of the directors with the interests of the stockholders of the Company. The director stock ownership guidelines apply to all directors except directors who are also subject to the Company’s Executive Stock Ownership Guidelines (“Covered Directors”).
Covered Directors are encouraged to hold a number of shares of Expedia Group common stock during their tenure equal to three times the annual cash retainer (currently $45,000, with the current holding requirement thereby equal to $135,000). Covered Directors have three years to attain the holding requirement. If the annual cash retainer is increased during a Covered Director’s service, the Covered Director shall have three years from the date of the increase in the annual cash retainer to acquire the additional stock. Based on the closing price of the Company’s common stock on April 13, 2020 each Covered Director held shares of Expedia Group common stock with a value greater than $135,000, except Ms. Whalen, who was elected to the Board in June 2019 and Ms. Athey, who was elected to the Board in December 2015.
Non-Employee Director Deferred Compensation Plan
Under the Company's Director Deferred Compensation Plan, non-employee directors may defer all or a portion of their directors’ fees. Eligible directors who defer their directors’ fees may elect to have such deferred fees (i) applied to the purchase of share units, representing the number of shares of Expedia Group common stock that could have been purchased on the date such fees would otherwise be payable, or (ii) credited to a cash fund. If any dividends are paid on Expedia Group common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the average “bank prime loan” rate for such year identified in the U.S. Federal Reserve Statistical Release. Upon termination of service as a director of the Company, a director will receive (1) with respect to share units, such number of shares of Expedia Group common stock as the share units represent, and (2) with respect to the cash fund, a cash payment. Payments upon termination will be made in either one lump sum or up to five installments, as elected by the eligible director at the time of the deferral election. Each of Messrs. von Furstenberg and Khosrowshahi elected to defer their respective 2019 director fees, and Ms. Clinton elected to defer 50% of her 2019 director fees.
Hedging Policy
The Expedia Group, Inc. Securities Trading Policy prohibits directors from engaging in short sales with respect to Expedia Group securities or the purchase, sale or issuance of options or rights relating to Expedia Group securities. This prohibition extends to various forms of hedging or monetization transactions.

2019 Director Compensation
As employee directors, Messrs. Diller, Kern and Okerstrom did not receive compensation for service as directors for 2019. The following table shows compensation information for all other directors who received compensation for their Board of Directors service during 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Samuel Altman(4)	13,815	249,955	—	263,770
Susan C. Athey(17)	45,000	249,895	—	294,895
A. George “Skip” Battle(5)	75,000	249,895	—	324,895
Chelsea Clinton(6),(17)	65,725	249,895	—	315,620
Jon T. Gieselman(7)	9,844	249,961	—	259,805
Craig A. Jacobson(8)	86,955	249,895	—	336,850
Dara Khosrowshahi(9)(17)	45,000	249,895	—	294,895
Alexander von Furstenberg(17)	45,000	249,895	—	294,895
Julie Whalen(10)	43,513	249,912	—	293,425
Jonathan L. Dolgen(11)	58,550	249,895	—	308,445
Courtnee Chun(12)	25,684	249,895	—	275,579
Pamela L. Coe(13)	34,245	249,895	—	284,140
Victor A. Kaufman(14)	45,000	249,895	—	294,895
Scott Rudin(15)	9,750	—	—	9,750
Christopher W. Shean(16)	25,684	249,895	—	275,579

(1)	This column reports the amount of cash compensation earned in 2019 for Board and committee service, including amounts deferred at the director’s election.

(2)
Reflects aggregate grant date fair value of awards granted in the year indicated, computed in accordance with FASB ASC Topic 718, and in accordance with the assumptions described in the “Stock-Based Compensation” section of “Note 2 - Significant Accounting Policies” in the notes to consolidated financial statements in the Company’s most recent Form 10-K. The grant date fair value of awards reflects an estimate as of the grant date and may not correspond to the actual value that will be recognized by the directors. Stock awards consist of RSUs valued using the closing price of Expedia Group common stock on the Nasdaq Stock Market on the first trading day immediately preceding the grant date.

(3)
Each of Ms. Athey and Messrs. Battle, Dolgen, Jacobson, and von Furstenberg had 4,130 RSUs outstanding at December 31, 2019. Ms. Clinton had 4,773 RSUs outstanding at December 31, 2019, Mr. Altman had 1,905 RSUs outstanding at December 31, 2019, Mr. Gieselman had 2,481 RSUs outstanding at December 31, 2019 and Ms. Whalen had 2,080 RSUs outstanding at December 31, 2019. Mr. Khosrowshahi had 4,112 RSUs outstanding and 770,000 stock options outstanding at December 31, 2019. Mr. Kaufman had 4,130 RSUs outstanding and 37,500 options outstanding at December 31, 2019. Prior to her resignation from the Board, Ms. Chun had 4,913 RSUs outstanding, the vesting of which was accelerated on July 26, 2019. Prior to their respective resignations from the Board, each of Ms. Coe and Mr. Shean had 4,130 RSUs outstanding, the vesting of which was accelerated on July 26, 2019.

(4)	Mr. Altman was appointed to the Board on September 10, 2019.

(5)	Mr. Battle was the Chair of the Audit Committee during 2019.

(6)
Ms. Clinton was a member of the Compensation Committee during 2019, was appointed Co-Chair of the Compensation Committee on June 5, 2019 and subsequently appointed sole Chair on September 10, 2019, and was appointed to the Nominating Committee on July 26, 2019.

(7)	Mr. Gieselman was appointed to the Board and the Special Litigation Committee on December 3, 2019.

(8)
During 2019, Mr. Jacobson was a member of each of the Audit Committee, Compensation Committee and Section 16 Committee until it was disbanded on July 26, 2019, was Co-Chair of the Compensation Committee until September 10, 2019, and was Co-Chair of the Section 16 Committee until it was disbanded.

(9)	Mr. Khosrowshahi was a member of the Nominating Committee during 2019.

(10)	Ms. Whalen was appointed to the Board and the Audit Committee on June 5, 2019, and was appointed to the Special Litigation Committee on December 3, 2019.

(11)	Mr. Dolgen was Co-Chair of the Compensation Committee in 2019 until his resignation from the Board effective June 5, 2019.

(12)	Ms. Chun resigned from the Board, effective July 26, 2019.

(13)	Ms. Coe was a member of the Compensation Committee in 2019 until her resignation from the Board effective July 26, 2019.

(14)	Mr. Kaufman resigned from the Board, effective March 5, 2020.

(15)	Mr. Rudin resigned from the Board, effective March 19, 2019.

(16)	Mr. Shean resigned from the Board, effective July 26, 2019.

(17)
Each of Messrs. Khosrowshahi and von Furstenberg elected to defer his 2019 director fees pursuant to the Director Deferred Compensation Plan and Ms. Clinton elected to defer 50% of her 2019 director fees pursuant to the Deferred Compensation Plan, which is described above. Mr. von Furstenberg previously elected to defer his 2015, 2016, 2017 and 2018 director fees pursuant to the Director Deferred Compensation Plan. Each of Mses. Athey and Clinton and Mr. Khosrowshahi previously elected to defer 2018 director fees pursuant to the Director Deferred Compensation Plan. At December 31, 2019, Ms. Athey held a total of 387.209 share units, Ms. Clinton held a total of 723.148 share units, Mr. Khosrowshahi held a total of 755.719 share units and Mr. von Furstenberg held a total of 1,537.991 share units.

Compensation Committee Interlocks and Insider Participation
In 2019, the Board of Directors had a Compensation Committee, consisting of Ms. Clinton and Mr. Jacobson for the entire year and Ms. Coe and Mr. Dolgen until their respective resignations from the board in July 2019 and June 2019, and a Section 16 Committee, consisting of Mr. Dolgen until his resignation in June 2019 and Ms. Clinton and Mr. Jacobson until the Section 16 Committee was disbanded in July 2019. During the one-year period ended December 31, 2019, none of Mses. Clinton or Coe or Messrs. Dolgen or Jacobson, was an officer or employee of Expedia Group, formerly an officer of Expedia Group, or an executive officer of an entity for which an executive officer of Expedia Group served as a member of the Compensation Committee or as a director.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2019, relating to Expedia’s equity compensation plans pursuant to which grants of stock options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)(B)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity compensation plans approved by security holders(2)	13,053,273	102.945(3)	7,451,740(4)
Equity compensation plans not approved by security holders(5)	3,404	—(6)	96,315
Total	13,056,677		7,548,055

(1)
Excludes 61,504 securities with a weighted-average exercise price of $108.488 to be issued upon the exercise of outstanding stock options, which were granted pursuant to plans assumed by the Company in connection with the acquisition of HomeAway, Inc.

(2)	Information relating to the Expedia Group 2005 Plan, and the Expedia Group, Inc. Employee Stock Purchase Plans (“ESPP”).

(3)
Excludes the following equity-based awards outstanding as of December 31, 2019: (i) 4,130,355 securities issuable in connection with RSUs for which there is no related exercise price; (ii) grants of 33,581 SARs with a weighted-average exercise price of $105.431; and (3) grants of 17,364 cash-settled RSUs.

(4)	Includes 6,844,939 securities remaining available for issuance under the Expedia Group 2005 Plan, and 606,801 securities remaining available for issuance under the ESPP.

(5)	Includes the Director Deferred Compensation Plan, as described in "Non-Employee Director Deferred Compensation Plan" in Item 11.

(6)	Excludes outstanding share units for which there is no related exercise price.

Beneficial Ownership Table

The following table presents information as of April 13, 2020 relating to the beneficial ownership of Expedia Group’s capital stock by (i) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Expedia Group’s common stock and Class B common stock, (ii) each current director of Expedia Group, (iii) each named executive officer, and (iv) all executive officers and directors of Expedia Group, as a group. Unless otherwise indicated, beneficial owners listed in the table may be contacted at Expedia Group’s corporate headquarters at 1111 Expedia Group Way W., Seattle, Washington 98119. As of April 13, 2020, there were 135,454,247 and 5,523,452 shares of Expedia Group common stock and Class B common stock, respectively, outstanding.

For each beneficial owner listed, the number of shares of Expedia Group common stock and the percentage of each such class listed assumes the conversion or exercise of any Expedia Group equity securities owned by such owner that are or will become exercisable, and the vesting of any Expedia Group stock options and/or RSUs that will vest, within 60 days of April 13, 2020, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other owner. Shares of Expedia Group Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Expedia Group common stock. The percentage of votes for all classes of Expedia Group’s capital stock is based on one vote for each share of common stock and ten votes for each share of Class B common stock. See “New Governance Agreement” in Item 13 “Certain Relationships and Related Person Transactions, and Director Independence—Relationships Involving Significant Stockholders, Named Executive Officers and Directors—Relationships Involving Mr. Diller” below for a description of the Purchase/Exchange Right (as defined below) and its potential effect on the Company’s ownership structure.

	Common Stock		Class B Common Stock		Percent (%) of Votes (All Classes)
Beneficial Owner	Shares	%	Shares	%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	15,569,130(1)	11.49	—	—	5.9
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	9,802,061(2)	7.2	—	—	3.7
PAR Investment Partners, L.P. 200 Clarendon Street, Fl 48 Boston, MA 02116	7,898,413(3)	5.8	—	—	3.0
Melvin Capital Management LP. 535 Madison Avenue, 22nd Floor New York, NY 10022	6,835,486(4)	5.0	—	—	2.6
Barry Diller	523,595(5)	*	12,799,999(5)	100.0	48.7
Beneficial Ownership Excluding Shares Subject to the New Governance Agreement Purchase/Exchange Right	523,595(6)	*	5,523,452(6)	100.0	29.2
Peter M. Kern	92,174(7)	*	—	—	*
Samuel Altman	20,000(8)	*	—	—	*
Susan C. Athey	3,454(9)	*	—	—	*
A. George “Skip” Battle	46,362(10)	*	—	—	*
Chelsea Clinton	5,768(11)	*	—	—	*
Jon T. Gieselman	2,393(12)	*	—	—	*
Craig A. Jacobson	32,472(13)	*	—	—	*
Dara Khosrowshahi	900,999(14)	*	—	—	*
Alexander von Furstenberg	9,972(15)	*	439,552(14)	3.4	1.7
Julie Whalen	693(16)	*	—	—	*
Robert J. Dzielak	348,941(17)	*	—	—	*
Eric Hart	83,011(18)	*	—	—	*
Lance Soliday	48,304(19)	*	—	—	*
Mark Okerstrom	760,625(20)	*	—	—	*
Alan Pickerill	85,347(21)	*	—	—	*
All current executive officers, directors and director nominees, and former executive officers who served in 2019, as a group (16 persons)	2,964,110(22)	2.2	12,799,999	100.00	49.3

*	The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Based on information filed on Amendment No. 6 to Schedule 13G with the SEC on February 12, 2020 by The Vanguard Group, reporting sole voting power over 216,034 shares of common stock, shared voting power over 44,612 shares of common stock, sole dispositive power over 15,321,487 shares of common stock and shared dispositive power over 247,643 shares of common stock.

(2)
Based on information filed on Amendment No. 2 to Schedule 13G with the SEC on February 5, 2020 by BlackRock, Inc. reporting sole voting power over 8,615,112 shares of common stock and sole dispositive power over 9,802,061 shares of common stock.

(3)
Based on information filed on Amendment No. 2 to Schedule 13G with the SEC on February 14, 2020 by PAR Investment Partners, L.P., PAR Group II, L.P. and PAR Capital Management, Inc. reporting sole voting power and sole dispositive power over 7,898,413 shares of common stock.

(4)
Based on information filed on Schedule 13G with the SEC on March 6, 2020 by Melvin Capital Management LP reporting shared voting power of 6,835,486 shares of common stock and shared dispositive power over 6,835,486 shares of common stock.

(5)
Consists of (i) 8,558 shares of common stock held directly, (ii) options to purchase 512,500 shares of common stock held by Mr. Diller that are exercisable within 60 days of April 13, 2020 and 2,537 RSUs that will vest within 60 days of April 13, 2020, (iii) 5,083,900 shares of Class B common stock held by Mr. Diller, (iv) 439,552 shares of Class B common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership and (v) 7,276,547 shares of Class B common stock that Mr. Diller may have the right to acquire within 60 days of April 13, 2020 pursuant to the New Governance Agreement. Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.

(6)
Excludes shares of Class B common stock that Mr. Diller may have the right to acquire within 60 days of April 13, 2020 pursuant to the New Governance Agreement. Excludes shares of common stock and options to purchase shares of common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.

(7)
Consists of 90,906.723 (unrounded) shares of common stock held by Mr. Kern, all of which were pledged as part of collateral to secure a loan account to Morgan Stanley Private Bank, N.A. and 1,268 RSUs that will vest within 60 days of April 13, 2020. Mr. Kern also holds 25,459 American Depository Shares of trivago N.V. and options to purchase 157,815 American Depository Shares of trivago N.V. that are exercisable within 60 days of April 13, 2020, which represents less than 1% of the outstanding Class A shares of trivago N.V.

(8)	Consists of 20,000 shares of common stock held by Mr. Altman.

(9)	Consists of 1,462 shares of common stock held by Ms. Athey, and 1,992 RSUs that will vest within 60 days of April 13, 2020.

(10)	Consists of 44,370 shares of common stock held by Mr. Battle, and 1,992 RSUs that will vest within 60 days of April 13, 2020.

(11)	Consists of 3,776 shares of common stock held by Ms. Clinton, and 1,992 RSUs that will vest within 60 days of April 13, 2020.

(12)	Consists of 2,393 shares of common stock held by Mr. Gieselman.

(13)	Consists of 30,480 shares of common stock held by Mr. Jacobson, and 1,992 RSUs that will vest within 60 days of April 13, 2020.

(14)
Consists of 427,677 shares of common stock held by Mr. Khosrowshahi, of which 346,198 shares were pledged as collateral to secure a revolving line of credit account to Morgan Stanley Bank, N.A., 21,910 shares of common stock held by a trust as to which Mr. Khosrowshahi disclaims beneficial ownership, options to purchase 450,000 shares of common stock that are exercisable within 60 days of April 13, 2020, and 1,412 RSUs that will vest within 60 days of April 13, 2020.

(15)
Consists of 7,980 shares of common stock held by Mr. von Furstenberg, 1,992 RSUs that will vest within 60 days of April 13, 2020 and 439,552 shares of Class B common stock held by a private foundation over which Mr. von Furstenberg has certain voting and disposition authority.

(16)	Consists of 693 RSUs granted to Ms. Whalen that will vest within 60 days of April 13, 2020.

(17)
Consists of 34,546 shares of common stock held by Mr. Dzielak, options to purchase 313,253 shares of common stock that are exercisable within 60 days of April 13, 2020 and 1,142 RSUs that will vest within 60 days of April 13, 2020.

(18)
Consists of 5,474 shares of common stock held by Mr. Hart, options to purchase 77,284 shares of common stock that are exercisable within 60 days of April 13, 2020 and 253 RSUs that will vest within 60 days of April 13, 2020.

(19)
Consists of 6,496 shares of common stock held by Mr. Soliday, options to purchase 41,580 shares of common stock that are exercisable within 60 days of April 13, 2020, and 228 RSUs that will vest within 60 days of April 13, 2020.

(20)	Consists of options held by Mr. Okerstrom to purchase 760,625 shares of common stock that are exercisable within 60 days of April 13, 2020.

(21)	Consists of 2,798 shares of common stock held by Mr. Pickerill and options to purchase 82,549 shares of common stock that are exercisable within 60 days of April 13, 2020.

(22)
Consists of (i) 708,826 shares of common stock, (ii) options to purchase 2,237,791 shares of common stock that are exercisable within 60 days of April 13, 2020 and (iii) 17,493 RSUs that will vest within 60 days of April 13, 2020.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval or Ratification of Related Person Transactions
In general, the Company will enter into or ratify a “related person transaction” only when, pursuant to the Audit Committee charter, it has been approved by the Audit Committee of the Board of Directors. Related persons include the Company’s executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Related person transactions are transactions that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person or entity has a direct or indirect material interest). While we have no written policy, when a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. When determining whether to approve, ratify, disapprove or reject any related person transaction, the Audit Committee considers all relevant factors, including the extent of the related person’s interest in the transaction, whether the terms are commercially reasonable and whether the related person transaction is consistent with the best interests of the Company and its stockholders.
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
Relationships Involving Significant Stockholders, Named Executive Officers and Directors
Relationships Involving Mr. Diller
Mr. Diller is Chairman and Senior Executive of Expedia Group. Simultaneously with the entry into the Merger Agreement described below under “- Relationships Involving Expedia Group and Liberty Expedia”:

•
Barry Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia and Expedia Group entered into an Exchange Agreement (the “Exchange Agreement”);

•
Expedia Group and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “New Governance Agreement”) and on August 8, 2019 the Family Foundation signed a joinder to certain sections of the New Governance Agreement, which New Governance Agreement was subsequently amended on April 10, 2020;

•
Mr. Diller, Liberty Expedia and certain wholly owned subsidiaries of Liberty Expedia entered into a Stockholders Agreement Termination Agreement, pursuant to which the former Stockholders Agreement between Mr. Diller and Liberty Expedia terminated on July 26, 2019, upon the closing of the Liberty Expedia Transaction; and

•
Mr. Diller, Expedia Group, Liberty Expedia and certain wholly owned subsidiaries of Liberty Expedia entered into a Governance Agreement Termination Agreement, pursuant to which the Amended and Restated Governance Agreement, dated as of December 20, 2011, as amended, among Expedia Group, Liberty Expedia, Mr. Diller and certain wholly owned subsidiaries of Liberty Expedia (the “Former Governance Agreement”), terminated as to Liberty Expedia on July 26, 2019, upon the closing of the Liberty Expedia Transaction.

On July 26, 2019, pursuant to the Exchange Agreement, immediately prior to the closing of the Liberty Expedia Transaction, Mr. Diller and the Family Foundation exchanged with Liberty Expedia 5,523,452 shares of Expedia Group common stock, for the same number of shares of Class B common stock (such shares of Class B common stock, collectively, the “Original Shares”) held by Liberty Expedia. Immediately thereafter, the Liberty Expedia Transaction closed, in connection with which Liberty Expedia became an indirect wholly owned subsidiary of Expedia Group and was then merged into a wholly owned subsidiary of Expedia Group.
New Governance Agreement. Pursuant to the New Governance Agreement, Mr. Diller has the right (the “Purchase/Exchange Right”), previously exercisable through April 26, 2020, from time to time in whole or in part, to (1) exchange with Expedia Group (or its wholly owned subsidiary) an equivalent number of shares of Expedia Group common stock for, or (2) purchase from Expedia Group (or its wholly owned subsidiary), at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise, up to a number of shares of Class B common stock equal to 7,276,547 (any shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”).
On April 10, 2020, Expedia Group and Mr. Diller entered into Amendment No. 1 (the “Amendment”) to the New Governance Agreement (as amended, the "Governance Agreement"). The Amendment was entered into pursuant to the stipulation and order entered by the Delaware Court of Chancery on March 30, 2020 (the “Order”), and was approved by the Special Litigation Committee of the Board formed on December 3, 2019 to, among other things, investigate and evaluate the claims raised against certain current and former members of the Board of Directors and officers of the Company in the consolidated action captioned In re Expedia Group Stockholders Litigation, Consolidated Case No. 2019-0494-JTL (the “Delaware Litigation”). Pursuant to the New Governance Agreement, the Amendment was also authorized by a majority of the Independent Directors (as defined in the New Governance Agreement) of Expedia Group. Pursuant to the Order, Mr. Diller may not exercise the Purchase/Exchange Right prior to the Special Litigation Committee notifying Mr. Diller that it has completed its investigation of the claims raised in the Delaware Litigation (the “Completion Date”). The Amendment extends the deadline by which Mr. Diller may exercise the Purchase/Exchange Right to the close of business on the forty-fifth day following the Completion Date.
Assuming the exercise in full by Mr. Diller of the Purchase/Exchange Right, the Original Shares and Additional Shares would collectively represent approximately 50.0% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock as of April 13, 2020. The foregoing assumes that Mr. Diller exercises in full his right to acquire the Additional Shares solely by exchanging shares of Expedia Group common stock acquired in the open market (or otherwise, other than from Expedia Group). Were Mr. Diller to acquire the Additional Shares through cash purchases directly from Expedia Group (or its wholly owned subsidiary), the Original Shares and Additional Shares would collectively represent approximately 48.6% of the total voting power of all outstanding shares of Expedia Group common stock and Class B common stock as of April 13, 2020.
Prior to the transfer of any Additional Shares, a transferee must deliver a proxy granting Mr. Diller sole voting control over such shares and deliver a joinder agreement agreeing to be bound by certain terms of the Governance Agreement. Subject to limited exceptions, any transferred Additional Shares over which Mr. Diller does not maintain sole voting control will be automatically converted into shares of Expedia Group common stock.
All Additional Shares will be automatically converted into shares of Expedia Group common stock immediately following the earliest of (a) Mr. Diller’s death or disability; (b) such time as Mr. Diller no longer serves as Chairman or Senior Executive of Expedia Group, other than as a result of his removal (other than for “cause” as defined in the Governance Agreement) or failure to be nominated or elected when he is willing to serve in such position; and (c) aggregate transfers by Mr. Diller (or certain limited permitted transferees of Mr. Diller) of Original Shares exceeding 5% of the outstanding voting power of Expedia Group. Additionally, subject to limited exception, no current or future holder of Original Shares or Additional Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of Expedia Group, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group common stock and Class B common stock. These requirements negotiated by the Special Committee and agreed to by Mr. Diller under the New Governance Agreement did not exist under the Former Governance Agreement.

The New Governance Agreement also provided that, at the first annual meeting of the Expedia Group stockholders following the closing of the Liberty Expedia Transaction and for which a preliminary proxy statement had not been filed prior to the closing of the Liberty Expedia Transaction, Expedia Group would propose, and Mr. Diller would vote in favor of, a proposal to amend Expedia Group’s Certificate of Incorporation to reflect the aforementioned transfer restrictions and provisions providing for automatic conversion of certain shares of Expedia Group Class B common stock, as well as the restrictions in respect of certain change-of-control transactions, reflected in the New Governance Agreement, which proposal was approved by stockholders at the Company’s 2019 Annual Meeting of Stockholders on December 3, 2019.
Relationships Involving Expedia Group and Liberty Expedia
Former Governance Agreement. During 2018 through July 26, 2019, Liberty Expedia (as assignee of Qurate Retail, Inc. (“Qurate”)) was a party to the Former Governance Agreement, which was terminated as to Liberty Expedia on July 26, 2019 upon the closing of the Liberty Expedia Transaction described below. Under the Former Governance Agreement, Liberty Expedia had the right to nominate up to a number of directors equal to 20% of the total number of the directors on the Board (rounded up to the next whole number if the number of directors on the Board were not an even multiple of five) and had certain rights regarding committee participation, so long as Liberty Expedia satisfied certain stock ownership requirements. The Former Governance Agreement also provided Liberty Expedia with preemptive rights in connection with issuances and proposed issuances by Expedia Group of shares of Expedia Group common stock and Class B common stock that generally entitled it to purchase for cash a number of shares, subject to a cap, so as to maintain the same ownership interest in Expedia Group that Liberty Expedia held immediately prior to the issuance or proposed issuance.
Liberty Expedia Transaction. On April 15, 2019, Expedia Group entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 5, 2019 (the “Merger Agreement”), with Liberty Expedia, LEMS I LLC, a Delaware limited liability company and a wholly owned subsidiary of Expedia Group (“Merger LLC”), and LEMS II Inc., a Delaware corporation and a wholly owned subsidiary of Merger LLC (“Merger Sub”), and certain other related agreements (the “Liberty Expedia Transaction”). The Merger Agreement provided for, among other things (i) the merger of Merger Sub with and into Liberty Expedia (the “Merger”), with Liberty Expedia surviving the Merger as a wholly owned subsidiary of Merger LLC, and (ii) immediately following the Merger, the merger of Liberty Expedia (as the surviving corporation in the Merger) with and into Merger LLC (the “Upstream Merger”, and together with the Merger, the “Combination”), with Merger LLC surviving the Upstream Merger as a wholly owned subsidiary of Expedia Group.
Simultaneously with Expedia Group’s entry into the Merger Agreement, certain additional related agreements were entered into, including:

•
An Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Liberty Expedia’s and Qurate, pursuant to which Expedia Group agreed to assume, effective at the closing of the Combination, Liberty Expedia’s rights and obligations under the Tax Sharing Agreement, dated as of November 4, 2016, by and between Qurate and Liberty Expedia;

•
An Assumption Agreement Concerning Transaction Agreement Obligations by and among Expedia Group, Liberty Expedia’s, Qurate and the Malone Group, pursuant to which Expedia Group agreed to assume, effective at the closing of the Combination, certain of Liberty Expedia’s rights and obligations under the Transaction Agreement which survive the termination of the Transaction Agreement; and

•
An Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Liberty Expedia’s and Qurate, pursuant to which Expedia Group agreed to assume, effective at the closing of the Combination, Liberty Expedia’s rights and obligations under the Reorganization Agreement, dated as of October 26, 2016, by and between Qurate and Liberty Expedia.

On July 26, 2019, the Combination was completed. At the effective time of the Merger (the “Effective Time”), each share of Series A common stock, par value $0.01 per share, of Liberty Expedia (the “Liberty Expedia Series A common stock”) and Series B common stock, par value $0.01 per share, of Liberty Expedia (the “Liberty Expedia Series B common stock”) issued and outstanding immediately prior to the Effective Time (except for shares held by Liberty Expedia as treasury stock or held directly by Expedia Group) was converted into the right to receive a number of shares of Expedia Group common stock such that each holder of record of shares of Liberty Expedia Series A common stock or Liberty Expedia Series B common stock had the right to receive, in the aggregate, a number of shares of Expedia Group common stock equal to the product of the total number of shares of such series of Liberty Expedia Series A common stock and Liberty Expedia Series B common stock held of record by such holder immediately prior to the Merger multiplied by an exchange ratio equal to 0.36, with such product rounded up to the next whole share of Expedia Group common stock. The total aggregate consideration payable in the Combination was approximately 20.7 million shares of Expedia Group common stock.
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
Cost-Sharing Arrangements. Mr. Diller currently serves as Chairman and Senior Executive of both Expedia Group and IAC. Expedia Group and IAC have agreed, in light of Mr. Diller’s senior role at both companies and his anticipated use of certain resources to the benefit of both companies, that certain expenses associated with such usage would be shared, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller (“Shared Costs”). Cost sharing arrangements in effect during 2019 provided that each of Expedia Group and IAC cover 50% of the Shared Costs, which both companies agree best reflects the current allocation of actual time spent (and time to be spent) by Mr. Diller between the two companies. Shared Costs include costs for personal use of cars and equipment dedicated to Mr. Diller’s use and expenses relating to Mr. Diller’s support staff. During 2019, IAC billed Expedia Group for costs in the amount of approximately $476,000 pursuant to these arrangements.
Aircraft Arrangements. Each of Expedia Group and IAC currently hold a 50% ownership interest in two aircraft that may be used by both companies (the, “Aircraft”). Pursuant to an amended and restated operating agreement, Expedia Group and IAC share capital costs relating to the Aircraft equally and operating costs are shared pro rata based on actual usage. These costs are generally paid by each company to third parties in accordance with the terms of the amended and restated operating agreement. Members of the Aircraft flight crews are employed by an entity in which each of Expedia Group and IAC has a 50% ownership interest. Expedia Group and IAC share costs relating to flight crew compensation and benefits pro rata according to each company’s respective usage of the Aircraft, for which they are separately billed by the entity described above. In 2019, total payments of approximately $2.7 million for flight crew compensation and benefits were made to this entity by Expedia Group.
At any time when Mr. Diller ceases to serve as Chairman of either Expedia Group or IAC, each party will have a put right with respect to its interest in the jointly-owned aircraft for which it is not the primary user (such determination based on relative usage of the aircraft in question during the 12 months immediately preceding such event), in each case at fair market value.
In April 2019, Expedia Group and IAC entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of $72.3 million (including purchase price and related costs), which will be split evenly between the two companies. Expedia Group and IAC each paid $23.0 million in 2019 in connection with the purchase agreement, with their respective share of the balance due upon delivery of the new aircraft, which is expected to occur in early 2021.
Commercial Agreements. Since the IAC/Expedia Group Spin-Off, Expedia Group has continued to work with some of IAC’s businesses pursuant to a variety of commercial agreements, including a lease for IAC office space to Expedia Group. Expedia Group believes that these arrangements are ordinary course and have been negotiated at arm’s length. With the exception of the lease for IAC office space (pursuant to which IAC billed Expedia Group approximately $353,000 in 2019), none these agreements, whether taken individually or together with similar agreements, involve revenues to (or payments from) Expedia Group businesses in excess of $120,000 in 2019.
Relationships Involving Mr. Khosrowshahi
In October 2019, Egencia, our corporate travel business, entered into a corporate travel services agreement with Uber Technologies, Inc. (“Uber”). Mr. Khosrowshahi is Uber’s Chief Executive Officer and a member of Uber’s Board of Directors. The terms of the Uber corporate travel agreement are standard for a client of Uber’s size and fees paid to date pursuant to the agreement are less than $120,000.
Relationships Involving Mr. Okerstrom
As discussed in the section above titled “Compensation Discussion and Analysis-Other Compensation,” Expedia Group’s Chief Executive Officer was encouraged to travel on Company aircraft for both business and personal use. Mr. Okerstrom reimbursed Expedia Group approximately $163,000 for personal use of Company aircraft in 2019.

Part III. Item 14. Principal Accounting Fees and Services
Audit Committee Report
The Audit Committee operates pursuant to a written charter that is available in the Corporate Governance section of our corporate website at www.expediagroup.com. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, the public reporting process and establishing and maintaining an effective system of internal control over financial reporting. The Company’s independent registered public accounting firm is engaged to audit and express opinions on the conformity of the Company’s financial statements to generally accepted accounting principles and applicable rules and regulations, and the effectiveness of the Company’s internal control over financial reporting.
In this context, the Audit Committee has reviewed and discussed the audited consolidated financial statements and related footnotes for the year ended December 31, 2019, together with the results of the assessment of the internal control over financial reporting, with management and Ernst & Young LLP. The Audit Committee has also discussed with Ernst & Young LLP the matters that are required to be discussed under Public Company Accounting Oversight Board (PCAOB) standards. In addition, the Audit Committee has received the written disclosures and the letter from Ernst & Young LLP as required by PCAOB rules, and has discussed with Ernst & Young LLP, their independence from the Company and its management. Finally, the Audit Committee has considered Ernst & Young LLP’s provision of audit and non-audit services to the Company and concluded that the provision of such services is compatible with Ernst & Young LLP’s independence.
Relying on the reviews and discussions referred to above, the Audit Committee unanimously recommended to the Board of Directors that the audited consolidated financial statements for the fiscal year ended December 31, 2019 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.
Members of the Audit Committee:
A. George “Skip” Battle (Chair)
Craig A. Jacobson
Julie Whalen

Fees Paid to Our Independent Registered Public Accounting Firm
The following table sets forth aggregate fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$14,607,000	$13,858,000
Audit-Related Fees(2)	62,000	429,000
Total Audit and Audit-Related Fees	14,669,000	14,287,000
Tax Fees(3)	1,394,000	289,000
Other Fees(4)	33,000	30,000
Total Fees	$16,096,000	$14,606,000

(1)
Audit Fees include fees and expenses associated with the annual audit of the Company’s consolidated financial statements and internal control over financial reporting, statutory audits, reviews of the Company’s periodic reports, accounting consultations, reviews of SEC registration statements and consents and other services related to SEC matters. 2019 and 2018 Audit Fees include $2,728,000 and $3,244,000, respectively, in fees and expenses paid by trivago N.V., a Nasdaq-listed majority-owned subsidiary of the Company, associated with financial statement audit and review services provided to trivago N.V.

(2)	Audit-Related Fees include fees and expenses for due diligence in connection with acquisitions, and related accounting consultations.

(3)	Tax fees generally include fees related to tax compliance and return preparation, and tax planning and advice. In 2019, tax fees include $1,324,000 of international tax structuring advisory fees.

(4)	Other Fees include fees and expenses for professional education offerings to the Company’s employees, as well as access to Ernst & Young LLP’s online research tools.
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
Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to pre-approve services to one or more of its members, and has currently delegated this authority to its Chair, subject to a limit of $500,000 per approval. The decisions of the Chair of the Audit Committee (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management. All audit and permitted non-audit services provided to Expedia Group and listed in the table above were pre-approved by the Audit Committee in accordance with the pre-approval policy described herein.

Part IV. Item 15. Exhibits, Consolidated Financial Statements and Financial Statement Schedules
(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.
(a)(3) Exhibits:

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of May 28, 2015, Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015
2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
2.3	Purchase and Sale Agreement (Cruise), dated March 10, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.1	4/2/2015
2.4	First Amendment to Purchase and Sale, dated March 25, 2015, by and between Immunex Corporation and Cruise, LLC		8-K	000-51447	10.2	4/2/2015
2.5	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited		8-K	000-51447	2.1	5/22/2015
2.6	Agreement and Plan of Merger by and among Expedia Group, Inc., LEMS II Inc., LEMS I LLC and Liberty Holdings, Inc., dated as of April 15, 2019		8-K	001-37429	2.1	4/16/2019
2.7	Amendment No. 1 to Agreement and Plan of Merger, by and among Expedia Group, Inc., LEMS I LLC, LEMS II Inc. and Liberty Holdings, Inc., dated as of June 5, 2019		8-K	001-37429	2.1	6/5/2019
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc. dated as of April 15, 2019		8-K	001-37429	3.1	4/16/2019
4.1	Indenture, dated as of August 5, 2010, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.95% Senior Notes due 2020		8-K	000-51447	4.1	8/10/2010
4.2	Ninth Supplemental Indenture, dated as of September 30, 2016, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-37429	4.1	10/3/2016

4.3	Indenture, dated as of August 18, 2014, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	000-51447	4.1	8/18/2014
4.4	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 4.500% Senior Notes due 2024	8-K	000-51447	4.2	8/18/2014
4.5	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 2.500% Senior Notes due 2022	8-K	000-51447	4.2	6/3/2015
4.6	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing Expedia, Inc.’s 5.000% Senior Notes due 2026	8-K	001-37429	4.1	12/8/2015
4.7	Indenture, dated as of September 21, 2017, among Expedia, Inc., the guarantors party thereto and U.S. Bank National Association	8-K	001-37429	4.1	9/21/2017
4.8	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association.	8-K	001-37429	4.1	9/20/2019
4.9	Registration Rights Agreement, dated as of September 19, 2019, among Expedia Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co., LLC.	8-K	001-37429	4.2	9/20/2019
4.10+	Description of Securities
4.11	Investment Agreement, dated as of April 23, 2020, by and between Expedia Group, Inc. and AP Fort Holdings, L.P.	8-K	001-37429	4.1	4/23/2020
4.12	Investment Agreement, dated as of April 23, 2020, by and between Expedia Group, Inc. and SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P.	8-K	001-37429	4.2	4/23/2020
10.1	Amended and Restated Governance Agreement among Expedia, Inc., Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	8-K	000-51447	10.1	12/27/2011
10.2	Assignment and Assumption of Governance Agreement, among Liberty Expedia holdings, Inc., LEXE Marginco, LLC, LEXEB, LLC, Liberty Interactive Corporation, Barry Diller and Expedia, Inc., dated as of November 4, 2016	8-K*†	001-37938	10.6	11/7/2016
10.3	Amended and Restated Stockholders Agreement between Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011	10-K	000-51447	10.11	2/10/2012
10.4	Assignment and Assumption of Stockholders Agreement, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.7	11/7/2016

10.5	Amendment No. 1 to Stockholders Agreement, by and between Liberty Expedia Holdings, Inc. and Barry Diller, dated November 4, 2016	8-K*†	001-37938	10.8	11/7/2016
10.6	Letter Agreement, dated as of March 6, 2018, by and among Liberty Expedia Holdings, Inc., Liberty Interactive Corporation, Barry Diller, John C. Malone and Leslie Malone.	8-K*†	001-37938	10.1	3/7/2018
10.7	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016	S-4/A*†	333-210377	10.13	9/23/2016
10.8	Assignment Agreement, by and between Barry Diller and Liberty Expedia Holdings, Inc., dated November 4, 2016	8-K*†	001-37938	10.10	11/7/2016
10.9	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.10	Services Agreement by and between HomeAway.com, Inc. and Keystone Strategy LLC, dated April 1, 2017	10-Q	001-37429	10.1	7/28/2017
10.11	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	000-51447	10.1	9/11/2014
10.12	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	001-37429	10.1	2/8/2016
10.13	Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-K	001-37429	10.14	2/10/2017
10.14	Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-Q	001-37429	10.1	4/28/2017

10.15	Fourth Amendment, dated as of May 31, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent.	8-K	001-37429	10.1	6/1/2018
10.16	Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.1	10/26/2018
10.17	Sixth Amendment, dated as of December 28, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-K	001-37429	10.17	2/8/2019
10.18	Seventh Amendment, dated as of March 7, 2019, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.16	5/3/2019
10.19	Office Building Lease by and between Tower 333 LLC, a Delaware limited liability company, and Expedia, Inc., a Washington corporation, dated June 25, 2007	10-Q	000-51447	10.1	8/3/2007
10.20	Voting Agreement by and among Expedia Group, Inc. and the Shareholders (as defined therein), dated as of April 15, 2019	8-K	001-37429	10.1	4/16/2019
10.21	Exchange Agreement by and among Barry Diller, The Diller - von Furstenberg Family Foundation, Liberty Expedia Holdings, Inc., and Expedia Group, Inc., dated as of April 15, 2019	8-K	001-37429	10.2	4/16/2019
10.22	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.23	Amendment No. 2 to Amended and Restated Transaction Agreement, by and among Qurate Retail, Inc., Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.4	4/16/2019

10.24	Stockholders Agreement Termination Agreement, by and among Barry Diller, Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019	8-K	001-37429	10.5	4/16/2019
10.25	Governance Agreement Termination Agreement, by and among Barry Diller, Expedia Group, Inc., Liberty Expedia Holdings, Inc., LEXEB, LLC and LEXE Marginco, LLC, dated as of April 15, 2019	8-K	001-37429	10.6	4/16/2019
10.26	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.27	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.28	Assumption Agreement Concerning Transaction Agreement Obligations, by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc., Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.9	4/16/2019
10.29	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.30	Reorganization Agreement by and between Liberty Interactive Corporation and the Registrant, dated as of October 26, 2016	POS-AM*†	333-210377	2.1	11/4/2016
10.31*	Fourth Amended and Restated Expedia, Inc. 2005 Stock and Annual Incentive Plan	DEF 14A	001-37429	App. A	8/23/2016
10.32*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan	S-8	333-206990	99.1	9/17/2015
10.33*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.34*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	10-K	001-37429	10.22	2/8/2019
10.35*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	10-K	001-37429	10.23	2/8/2019
10.36*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	10-Q	000-51447	10.1	8/1/2014
10.37*	Form of Expedia, Inc. Restricted Stock Unit Agreement	10-K	001-37429	10.22	2/10/2017
10.38*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.1	4/27/2018
10.39*	Form of Expedia, Inc. Stock Option Agreement	10-K	001-37429	10.23	2/10/2017
10.40*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	4/27/2018
10.41*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	10-Q	001-37429	10.3	4/27/2018
10.42*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.13	2/19/2009
10.43*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009	10-K	000-51447	10.17	2/19/2009
10.44*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014	10-K	000-51447	10.20	2/6/2015

10.45*	Employment Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017		8-K/A	001-37429	10.1	9/21/2017
10.46*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016		8-K	001-37429	10.2	3/9/2016
10.47*	Expedia, Inc. Stock Option Agreement for Mark D. Okerstrom, dated as of March 7, 2016 (Performance Options)		8-K	001-37429	10.3	3/9/2016
10.48*	Stock Option Agreement between Mark Okerstrom and Expedia, Inc., effective September 15, 2017 (Performance Options)		8-K/A	001-37429	10.2	9/21/2017
10.49*	Stock Option Agreement between Mark D. Okerstrom and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.4	4/27/2018
10.50*	Employment Agreement between Alan Pickerill and Expedia, Inc., effective September 15, 2017		8-K/A	001-37429	10.3	9/21/2017
10.51*	Stock Option Agreement between Alan R. Pickerill and Expedia, Inc., effective as of March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.5	4/27/2018
10.52*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.53*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.54*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.55*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.56*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.57*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.58*	Form Expedia, Inc. Stock Option Agreement		10-K	001-37429	10.46	2/8/2019
10.59*	Form Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	5/3/2019
10.60*	Form Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.3	5/3/2019
10.61*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.62*+	Employment Agreement between Eric Hart and Expedia Group, Inc., effective November 1, 2019
10.63	Amendment No. 1, dated as of April 10, 2020, to the Second Amended and Restated Governance Agreement between Expedia Group, Inc. and Barry Diller		8-K	001-37429	10.1	4/10/2020
10.64	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement	X
10.65	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement	X
21+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Vice Chairman (Co-Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3+	Certification of the Acting Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.5	Certification of the Vice Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.6	Certification of the Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***+	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***+	Certification of the Vice Chairman (Co-Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***+	Certification of the Acting Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104.1+	Cover page formatted as Inline XBRL and contained in Exhibit 101
104.2	Cover Page formatted as Inline XBRL to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 embedded within the Inline XBRL document.	X

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith
+	Previously filed or furnished with the Company's Annual Report on Form 10-K, filed February 14, 2020.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER M. KERN
Peter M. Kern Vice Chairman and Chief Executive Officer
April 29, 2020