Form 10-Q
period 2020-03-31
Expedia Group, Inc.
filed 2020-05-21
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of May 8, 2020 was:

Common stock, $0.0001 par value per share	135,459,390	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2020

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue	$2,209	$2,609
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	629	490
Selling and marketing (1)	1,210	1,521
Technology and content (1)	308	297
General and administrative (1)	187	184
Depreciation and amortization	229	228
Impairment of goodwill	765	—
Impairment of intangible assets	121	—
Legal reserves, occupancy tax and other	(21)	10
Restructuring and related reorganization charges	75	10
Operating loss	(1,294)	(131)
Other income (expense):
Interest income	10	11
Interest expense	(50)	(41)
Other, net	(145)	20
Total other expense, net	(185)	(10)
Loss before income taxes	(1,479)	(141)
Provision for income taxes	82	41
Net loss	(1,397)	(100)
Net (income) loss attributable to non-controlling interests	96	(3)
Net loss attributable to Expedia Group, Inc.	$(1,301)	$(103)

Loss per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(9.24)	$(0.69)
Diluted	(9.24)	(0.69)
Shares used in computing earnings (loss) per share (000's):
Basic	140,823	147,882
Diluted	140,823	147,882
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3
Selling and marketing	12	11
Technology and content	20	19
General and administrative	20	23

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(1,397)	$(100)
Currency translation adjustments, net of tax(1)	(90)	(5)
Comprehensive loss	(1,487)	(105)
Less: Comprehensive loss attributable to non-controlling interests	(102)	(5)
Comprehensive loss attributable to Expedia Group, Inc.	$(1,385)	$(100)

(1)
Currency translation adjustments include tax expense of $2 million associated with net investment hedges for the three months ended March 31, 2020 and tax expense of $3 million and for the three months ended March 31, 2019.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares which are reflected in thousands and par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,905	$3,315
Restricted cash and cash equivalents	813	779
Short-term investments	194	526
Accounts receivable, net of allowance of $95 and $41	1,423	2,524
Income taxes receivable	74	70
Prepaid expenses and other current assets	1,243	521
Total current assets	7,652	7,735
Property and equipment, net	2,297	2,198
Operating lease right-of-use assets	628	611
Long-term investments and other assets	610	796
Deferred income taxes	258	145
Intangible assets, net	1,642	1,804
Goodwill	7,330	8,127
TOTAL ASSETS	$20,417	$21,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$836	$1,921
Accounts payable, other	859	906
Deferred merchant bookings	5,905	5,679
Deferred revenue	221	321
Income taxes payable	59	88
Accrued expenses and other current liabilities	978	1,050
Current maturities of long-term debt	750	749
Total current liabilities	9,608	10,714
Long-term debt, excluding current maturities	4,180	4,189
Revolving credit facility	1,900	—
Deferred income taxes	58	56
Operating lease liabilities	547	532
Other long-term liabilities	383	389
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value	—	—
Authorized shares: 1,600,000
Shares issued: 258,770 and 256,692; Shares outstanding: 135,454 and 137,076
Class B common stock $.0001 par value	—	—
Authorized shares: 400,000
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,124	12,978
Treasury stock - Common stock and Class B, at cost	(10,083)	(9,673)
Shares: 130,592 and 126,893
Retained earnings (deficit)	(470)	879
Accumulated other comprehensive income (loss)	(301)	(217)
Total Expedia Group, Inc. stockholders’ equity	2,270	3,967
Non-redeemable non-controlling interests	1,471	1,569
Total stockholders’ equity	3,741	5,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,417	$21,416
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (loss)								(103)		3	(100)
Other comprehensive income (loss), net of taxes									3	(8)	(5)
Payment of dividends to stockholders (declared at $0.32 per share)								(47)			(47)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,801,048	—			91						91
Treasury stock activity related to vesting of equity instruments						197,122	(25)				(25)
Other changes in ownership of non-controlling interests					(3)					9	6
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					56						56
Other					1						1
Balance as of March 31, 2019	233,294,034	$—	12,799,999	$—	$9,694	97,355,708	$(5,767)	$373	$(217)	$1,551	$5,634

Three months ended March 31, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(1,301)		(96)	(1,397)
Other comprehensive income (loss), net of taxes									(84)	(6)	(90)
Payment of dividends to stockholders (declared at $0.34 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,078,035	—			86						86
Treasury stock activity related to vesting of equity instruments						335,468	(40)				(40)
Common stock repurchases						3,364,119	(370)				(370)
Other changes in ownership of non-controlling interests					1					4	5
Stock-based compensation expense					59						59
Balance as of March 31, 2020	258,769,812	$—	12,799,999	$—	$13,124	130,592,112	$(10,083)	$(470)	$(301)	$1,471	$3,741
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(1,397)	$(100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	185	176
Amortization of intangible assets	44	52
Impairment of goodwill and intangible assets	886	—
Amortization of stock-based compensation	55	56
Deferred income taxes	(108)	17
Foreign exchange loss on cash, restricted cash and short-term investments, net	98	5
Realized gain on foreign currency forwards	(19)	(7)
(Gain) loss on minority equity investments, net	188	(22)
Provision for credit losses and other, net	105	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,086	(468)
Prepaid expenses and other assets	(791)	(23)
Accounts payable, merchant	(1,082)	39
Accounts payable, other, accrued expenses and other liabilities	(129)	146
Tax payable/receivable, net	(32)	(169)
Deferred merchant bookings	226	2,285
Deferred revenue	(99)	169
Net cash provided by (used in) operating activities	(784)	2,149
Investing activities:
Capital expenditures, including internal-use software and website development	(287)	(274)
Purchases of investments	(285)	(438)
Sales and maturities of investments	585	—
Other, net	19	6
Net cash provided by (used in) investing activities	32	(706)
Financing activities:
Revolving credit facility borrowings	1,900	—
Purchases of treasury stock	(410)	(25)
Payment of dividends to stockholders	(48)	(47)
Proceeds from exercise of equity awards and employee stock purchase plan	86	91
Other, net	(11)	2
Net cash provided by financing activities	1,517	21
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(141)	(11)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	624	1,453
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,097	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$4,721	$4,158
Supplemental cash flow information
Cash paid for interest	$87	$71
Income tax payments, net	56	105
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2020
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
COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19”) was initially detected in China, and over the subsequent months the virus spread globally. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. Measures to contain the virus, including travel restrictions and quarantine orders, as well as limited operations for hotel and airline suppliers, have had a significant impact on the travel industry. This has contributed to unprecedented increases in cancellations and a decline in travel demand, which is having a material negative effect on our financial and operating results. It remains difficult to predict the duration of the impact from the virus, and when travel restrictions and quarantine orders will be lifted.
During this pandemic, Expedia Group has been working closely with our partners, and putting significant effort into taking care of our customers. For example, the Company has modified its cancellation policies. On near-term bookings with non-refundable rates impacted by COVID-19, customers have received refunds where hotels agree to make the booking refundable; otherwise, the customer received credit for a future booking. Recently, the Company started to allow customers eligible for a refund the ability to elect cash or credit for bookings impacted by COVID-19. Customers with certain non-refundable rates that are impacted by COVID-19 will continue to receive credit. Expedia Group continues to monitor the situation and adapt cancellation policies.
Due to the high degree of cancellations and customer refunds and lower new bookings in the merchant business model, the Company is experiencing unfavorable working capital trends and material negative cash flow. This is expected to continue until cancellations stabilize and travel demand begins to recover from current levels, at which time we expect merchant bookings and cash flow to increase. For a discussion on incremental credit losses and allowance impacts related to our accounts receivable and prepaid merchant bookings, see Note 2 – Summary of Significant Accounting Policies. For a discussion of goodwill and intangible asset impairments recognized in conjunction with this pandemic, see Note 3 – Fair Value Measurements. For a discussion of recent actions to strengthen our liquidity position in the current environment, see Note 11 – Subsequent Events.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.

Notes to Consolidated Financial Statements – (Continued)

Accounting Estimates
We use estimates and assumptions in the preparation of our interim unaudited consolidated financial statements in accordance with GAAP. Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our interim unaudited consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our interim unaudited consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; deferred loyalty rewards; acquisition purchase price allocations; stock-based compensation; accounting for derivative instruments and provisions for credit losses, customer refunds and chargebacks.
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2020, we reclassified depreciation expense from within our operating expense line items on our consolidated statements of operations to be included with intangible asset amortization expense. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three months ended March 31, 2019:

	Three months ended March 31, 2019
	As reported	As reclassified
	(In millions)
Cost of revenue	$513	$490
Selling and marketing	1,535	1,521
Technology and content	429	297
General and administrative	191	184
Depreciation and amortization	52	228

Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future.
Due to COVID-19, which impacted travel bookings made in the first quarter 2020 and led to significant cancellations for future travel, we do not expect our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow. This is expected to continue until cancellations stabilize and travel demand begins to recover from current

Notes to Consolidated Financial Statements – (Continued)

levels, at which time we expect merchant bookings and cash flow to increase. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of a recovery.
Note 2 – Summary of Significant Accounting Policies
Recently Adopted Accounting Policies
Measurement of Credit Losses on Financial Instruments. As of January 1, 2020, we adopted the Accounting Standards Updates (“ASU”) guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities, using the modified retrospective method. The new guidance replaced the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, this new guidance did not have a material impact on our consolidated financial statements and no cumulative-effect adjustment to retained earnings was made.
Cloud Computing Arrangements. As of January 1, 2020, we adopted the new ASU guidance on the accounting for implementation costs incurred for a cloud computing arrangement that is a service contract using the prospective method. The update conformed the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Fair Value Measurements. As of January 1, 2020, we adopted the new ASU guidance related to the disclosure requirements on fair value measurements, which removed, modified or added certain disclosures using the prospective method. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Guarantor Financial Information. In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. We adopted these amendments for the quarter ended March 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of our senior notes for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Notes to the Consolidated Financial Statements and moved to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Policies Not Yet Adopted
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board issued new guidance to simplify the accounting for income taxes. This new standard eliminates certain exceptions in current guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public business entities, this guidance is effective for interim or annual periods beginning after December 15, 2020, with early adoption permitted in any interim period within that year. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption
Investments - equity securities; Investments - Equity Method and Joint Ventures; Derivatives and Hedging. In January 2020, the FASB issued an accounting standards update which clarifies the interaction between the accounting for investments in equity securities, equity method investments and certain derivative instruments. The new standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The standards update is effective for interim or annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.
Significant Accounting Policies
Below are the significant accounting policies updated during 2020 as a result of the recently adopted accounting policies noted above as well as certain other accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Notes to Consolidated Financial Statements – (Continued)

Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of our performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $533 million as of March 31, 2020, which is net of a $23 million reserve for future collectibility risk in consideration of the impact of the COVID-19 pandemic on the economy, and $226 million as of December 31, 2019.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2019, $4.898 billion of cash advance cash payments was reported within deferred merchant bookings, $2.880 billion of which was recognized resulting in $442 million of revenue during the three months ended March 31, 2020. At March 31, 2020, the related balance was $5.116 billion.
At December 31, 2019, $781 million of deferred loyalty rewards was reported within deferred merchant bookings, $158 million of which was recognized within revenue during the three months ended March 31, 2020. At March 31, 2020, the related balance was $789 million.
Deferred Revenue. At December 31, 2019, $321 million was recorded as deferred revenue, $109 million of which was recognized as revenue during the three months ended March 31, 2020. At March 31, 2020, the related balance was $221 million.
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

	March 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$3,905	$3,315
Restricted cash and cash equivalents	813	779
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,721	$4,097

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2020, we recorded approximately $59 million of incremental allowance for expected uncollectible amounts, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company, partially offset by $5 million of other adjustments. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$322	$322	$—
Term deposits	863	—	863
Derivatives:
Foreign currency forward contracts	79	—	79
Investments:
Term deposits	184	—	184
Marketable equity securities	54	54	—
U.S. treasury securities	10	10
Total assets	$1,512	$386	$1,126
Financial assets measured at fair value on a recurring basis as of December 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$36	$36	$—
Term deposits	865	—	865
U.S. treasury securities	10	10	—
Investments:
Term deposits	526	—	526
Marketable equity securities	129	129	—
Total assets	$1,566	$175	$1,391

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of March 31, 2020 and December 31, 2019, our cash and cash equivalents consisted primarily of term deposits with maturities of three months or less and bank account balances.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2020 and 2019, we recognized a gain (loss) of approximately $(75) million and $24 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our

Notes to Consolidated Financial Statements – (Continued)

loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2020, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $3.7 billion. We had a net forward asset of $79 million ($131 million gross forward asset) as of March 31, 2020 recorded in prepaid expenses and other current assets and a net forward liability of $8 million ($30 million gross forward liability) as of December 31, 2019 recorded in accrued expenses and other current liabilities. We recorded $106 million and $(6) million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2020 and 2019.
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
Goodwill. During the first quarter of 2020, we recognized goodwill impairment charges of $765 million, of which $539 million related to our Retail segment, primarily our Vrbo reporting unit, and $226 million related to our trivago segment. These impairment charges resulted from the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill as of March 31, 2020 in which we compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units except trivago were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020. As of March 31, 2020, the applicable reporting units within our Retail segment had $2.3 billion goodwill remaining and our trivago segment had $316 million goodwill remaining.
Intangible Assets. During the first quarter of 2020, also as a result of the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry, we recognized intangible asset impairment charges of $121 million. The impairment charges were primarily related to indefinite-lived trade names within our Retail segment and resulted from changes in estimated future revenues of the related brands. The assets, classified as Level 3 measurements, were written down to $237 million based on valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues.
We may continue to record impairment charges in the future due to the long-term economic impact and near-term financial impacts of the COVID-19 pandemic.
Minority Investments without Readily Determinable Fair Values. As of March 31, 2020 and December 31, 2019, the carrying values of our minority investments without readily determinable fair values totaled $352 million and $467 million. During the three months ended March 31, 2020, we recorded $113 million of impairment losses related to a minority investment, which had a recent observable and orderly transaction for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of March 31, 2020, total cumulative adjustments made to the initial cost bases of these investments included $82 million in unrealized downward adjustments (including impairments). During the three months ended March 31, 2019, we had no material gains or losses recognized related to these minority investments.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2020	December 31, 2019
	(In millions)
5.95% senior notes due 2020	$750	$749
2.5% (€650 million) senior notes due 2022	715	725
4.5% senior notes due 2024	497	497
5.0% senior notes due 2026	744	743
3.8% senior notes due 2028	992	992
3.25% senior notes due 2030	1,232	1,232
Long-term debt(1)	4,930	4,938
Current maturities of long-term debt	(750)	(749)
Long-term debt, excluding current maturities	$4,180	$4,189

Revolving credit facility	$1,900	$—

_______________

(1)	Net of applicable discounts and debt issuance costs.
Outstanding Debt
Our $750 million in registered senior unsecured notes outstanding at March 31, 2020 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at March 31, 2020 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at March 31, 2020 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $750 million in registered senior unsecured notes outstanding at March 31, 2020 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.

Notes to Consolidated Financial Statements – (Continued)

Our $1 billion in registered senior unsecured notes outstanding at March 31, 2020 are due in February 2028 and bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
In September 2019, we privately placed $1.25 billion of senior unsecured notes that are due in February 2030 and bear interest at 3.25%. In February 2020, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “3.25% Notes”). The 3.25% Notes were issued at 99.225% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.25% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.25% Notes prior to November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.25% Notes on or after November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
In May 2020, we privately placed an additional $2.75 billion in unsecured senior notes. See Note 11 – Subsequent Events for additional information.
The 5.95%, 2.5%, 4.5%, 5.0%, 3.8% and 3.25% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $38 million and $76 million as of March 31, 2020 and December 31, 2019. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	March 31, 2020	December 31, 2019
	(In millions)
5.95% senior notes due 2020	$747	$767
2.5% (€650 million) senior notes due 2022 (1)	691	764
4.5% senior notes due 2024	457	536
5.0% senior notes due 2026	691	825
3.8% senior notes due 2028	875	1,021
3.25% senior notes due 2030	1,150	1,206

_______________

(1)	Approximately 625 million Euro as of March 31, 2020 and 682 million Euro as of December 31, 2019.
Credit Facility
As of March 31, 2020, Expedia Group maintained a $2 billion unsecured revolving credit facility with a group of lenders, which was unconditionally guaranteed by certain domestic Expedia Group subsidiaries that were the same as under the Notes and expired in May 2023. On March 18, 2020, we borrowed $1.9 billion under the revolving credit facility, which remained outstanding as of March 31, 2020. As of December 31, 2019, we had no revolving credit facility borrowings outstanding. The facility bore interest based on the Company’s credit ratings, with drawn amounts bearing interest at LIBOR plus 112.5 basis points and the commitment fee on undrawn amounts at 15 basis points as of March 31, 2020. The interest rate on the outstanding balance was 2.01% as of March 31, 2020. The facility contained covenants including maximum leverage and minimum interest coverage ratios. In May 2020, we amended this facility. See Note 11 – Subsequent Events for additional information.
The amount of stand-by letters of credit (“LOC”) issued under the facility reduced the credit amount available. As of both March 31, 2020 and December 31, 2019, there was $16 million of outstanding stand-by LOCs issued under the facility.

Notes to Consolidated Financial Statements – (Continued)

In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, that may be terminated at any time by the lender. As of March 31, 2020 and December 31, 2019, there were no borrowings outstanding.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Three Months Ended March 31, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019

Treasury Stock
As of March 31, 2020, the Company’s treasury stock was comprised of approximately 123.3 million common stock and 7.3 million Class B shares. As of December 31, 2019, the Company’s treasury stock was comprised of approximately 119.6 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. During the three months ended March 31, 2020, we repurchased, through open market transactions, 3.4 million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average repurchase price of $109.88 per share. As of March 31, 2020, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. As of March 31, 2020, we had stock-based awards outstanding representing approximately 18 million shares of our common stock, consisting of approximately 6 million RSUs and options to purchase approximately 12 million shares of our common stock with a weighted average exercise price of $104.82 and weighted average remaining life of 3.2 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and will then vest quarterly over the following three years. During the three months ended March 31, 2020, we granted approximately 3 million RSUs.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at March 31, 2020 of $7 million ($9 million before tax) and $15 million ($19 million before tax) at December 31, 2019 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive

Notes to Consolidated Financial Statements – (Continued)

effect. For the three months ended March 31, 2020 and 2019, approximately 18 million and 21 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Restructuring and Related Reorganization Charges
In late February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions. As a result, we recognized $75 million in restructuring and related reorganization charges during the three months ended March 31, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 in the range of $60 million to $115 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $10 million in restructuring and related reorganization charges during the three months ended March 31, 2019, which were primarily related to severance and benefits.
The following table summarizes the restructuring and related reorganization activity for the three months ended March 31, 2020:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2020	$11	$6	$17
Charges	69	6	75
Payments	(17)	(5)	(22)
Accrued liability as of March 31, 2020	$63	$7	$70

Note 8 – Income Taxes
Ordinarily, our interim provision for income taxes is determined using an estimate of our annual effective tax rate (“estimated annual effective tax rate method”), and we record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. Due to the COVID-19 pandemic, and difficulty forecasting the fiscal year 2020 mix of income by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the three months ended March 31, 2020.
For the three months ended March 31, 2020, the effective tax rate was a 5.6% benefit on a pre-tax loss, compared to a 29.2% benefit on a pre-tax loss for the three months ended March 31, 2019. The change in the effective tax rate was primarily driven by the mix of income across jurisdictions, nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses in the first quarter of 2020.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service (“IRS”) for our 2011 to 2013 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million subject to interest. We do not agree with the position of the IRS and are formally protesting the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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

Notes to Consolidated Financial Statements – (Continued)

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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-three dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $52 million and $48 million as of March 31, 2020 and December 31, 2019, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. The appeal is scheduled to be heard on July 20-21, 2020. The court has yet to set a date for a separate trial regarding penalties and other orders.We recorded the estimated probable loss associated with the proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Segment Information
Beginning in the first quarter of 2020, we have the following reportable segments: Retail, B2B, and trivago. The change from our previous reportable segments, Core OTA, trivago, Vrbo and Egencia, reflect Expedia Group’s efforts to simplify our organization into a platform operating model by aligning our retail brand operations, combining our business focused brands and centralizing our platform and supply organizations to support all of our businesses. Our Retail segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, CruiseShipCenters, Classic Vacations and SilverRail Technologies, Inc. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which operates private label and co-branded programs to make travel services available to leisure travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. There were no changes to our reporting units for goodwill testing as a result of these current year segment changes.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our Retail and B2B segments includes allocations of certain expenses, primarily related to our global travel supply organization and the majority of costs from our product and technology platform, as well as facility costs and the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.
Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our Retail segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.
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
The following tables present our segment information for the three months ended March 31, 2020 and 2019. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,582	$485	$103	$39	$2,209
Intersegment revenue	—	—	51	(51)	—
Revenue	$1,582	$485	$154	$(12)	$2,209
Adjusted EBITDA	$22	$26	$(1)	$(123)	$(76)
Depreciation	(128)	(32)	(3)	(22)	(185)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of goodwill	—	—	—	(765)	(765)
Impairment of intangible assets	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	(55)	(55)
Legal reserves, occupancy tax and other	—	—	—	21	21
Restructuring and related reorganization charges	—	—	—	(75)	(75)
Realized (gain) loss on revenue hedges	9	(3)	—	—	6
Operating loss	$(97)	$(9)	$(4)	$(1,184)	(1,294)
Other expense, net					(185)
Loss before income taxes					(1,479)
Provision for income taxes					82
Net loss					(1,397)
Net loss attributable to non-controlling interests					96
Net loss attributable to Expedia Group, Inc.					$(1,301)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,901	$556	$152		$2,609
Intersegment revenue		—	85	(85)	—
Revenue	$1,901	$556	$237	$(85)	$2,609
Adjusted EBITDA	$195	$72	$24	$(115)	$176
Depreciation	(128)	(27)	(3)	(18)	(176)
Amortization of intangible assets	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	(56)	(56)
Legal reserves, occupancy tax and other	—	—	—	(10)	(10)
Restructuring and related reorganization charges	—	—	—	(10)	(10)
Realized (gain) loss on revenue hedges	(2)	(1)	—	—	(3)
Operating income (loss)	$65	$44	$21	$(261)	(131)
Other expense, net					(10)
Loss before income taxes					(141)
Provision for income taxes					41
Net loss					(100)
Net income attributable to non-controlling interests					(3)
Net loss attributable to Expedia Group, Inc.					$(103)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2020	2019
	(in millions)
Business Model:
Merchant	$1,340	$1,435
Agency	562	842
Advertising, media and other	307	332
Total revenue	$2,209	$2,609
Service Type:
Lodging	$1,518	$1,687
Air	109	248
Advertising and media	203	265
Other(1)	379	409
Total revenue	$2,209	$2,609

(1)
Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $39 million during the three ended March 31, 2020 related to our acquisition of Bodybuilding.com.

Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Notes to Consolidated Financial Statements – (Continued)

Note 11 – Subsequent Events
As a part of Expedia Group’s overall efforts aimed at strengthening our liquidity position in the current environment, we entered into the following transactions subsequent to the end of the first quarter of 2020:
Issuance of Notes
On May 5, 2020, we privately placed $2 billion of unsecured 6.250% senior notes that are due in May 2025 (the “6.25% Notes”) and $750 million of unsecured 7.000% senior notes due May 2025 (the “7.0% Notes”, and, together with the 6.25% Notes, the “6.25% and 7.0% Notes”). The 6.25% and 7.0% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We expect to use the net proceeds of this offering for general corporate purposes, which may include, but are not limited to, the repayment or redemption of our 5.95% senior notes due 2020.
We may redeem some or all of the 6.25% Notes at any time prior to February 1, 2025 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 6.250% Notes on or after February 1, 2025 at par plus accrued and unpaid interest, if any.
We may redeem some or all of the 7.0% Notes at any time prior to May 1, 2022 at a redemption price equal to 100% of the principal amount of the 7.0% Notes to be redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any. We may redeem some or all of the 7.0% Notes on or after May 1, 2022 at specified redemption prices set forth in the 7.0% Indenture, plus accrued and unpaid interest, if any. In addition, at any time or from time to time prior to May 1, 2022, we may redeem up to 40% of the aggregate principal amount of the 7.0% Notes with the net proceeds of certain equity offerings at the specified redemption price described in the 7.0% Indenture, plus accrued and unpaid interest, if any.
The 6.25% and 7.0% Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The 6.25% and 7.0% Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. The 6.25% and 7.0% Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The 6.25% and 7.0% Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
Credit Facility Amendment
On May 4, 2020, the Company, certain of the Company’s subsidiaries party thereto and the lenders party thereto (the “Consenting Lenders”) executed a restatement agreement, which amends and restates the Company’s existing revolving credit facility (as amended and restated, the “Amended Credit Facility”) to, among other things, suspend the maximum leverage ratio covenant until December 31, 2021, increase the maximum permissible leverage ratio (once such covenant is reinstated) until March 31, 2023 (at which time the maximum permissible leverage ratio will return to the level in effect immediately prior to effectiveness of the Amended Credit Facility), eliminate the covenant imposing a minimum permissible ratio of consolidated EBITDA to consolidated cash interest expense and add a covenant regarding minimum liquidity, as well as to make certain other amendments to the affirmative and negative covenants therein. The Amended Credit Facility became effective on May 5, 2020 (the “Amended Credit Facility Effective Date”), substantially concurrently with the completion of the Notes Offering and the completion of the transactions contemplated by the Investment Agreements (as defined below).
Obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the Amended Credit Facility (subject to certain exceptions, including for our new headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Notes and the Company’s existing 5.95% Senior Notes due 2020, 2.500% Senior Notes due 2022, 4.500% Senior Notes due 2024, 5.000% Senior Notes due 2026, 3.800% Senior Notes due 2028 and 3.25% Senior Notes due 2030 (collectively, the “Existing Notes”) as of the Amended Credit Facility Effective Date without securing such notes. Aggregate commitments under the Amended Credit Facility will initially total $2 billion, and will mature on May 31, 2023.
Pursuant to the terms of the Amended Credit Facility, the Company has agreed to use reasonable best efforts to enter into (and to cause certain of its subsidiaries, including certain of its subsidiaries that are not guarantors of the 6.25% and 7.0% Notes or the Existing Notes, to enter into), promptly after the Amended Credit Facility Effective Date, a new credit facility incurred by one or more of the Company’s subsidiaries that are not obligors with respect to the Amended Credit Facility, the 6.25% and 7.0% Notes or the Existing Notes and which will be guaranteed by the Company, its subsidiaries that guarantee the Amended Credit Facility, the 6.25% and 7.0% Notes and the Existing Notes and certain of the Company’s non-guarantor subsidiaries (the “Additional Credit Facility”), on specified terms in an aggregate principal amount up to approximately $855 million. Upon the establishment of the Additional Credit Facility, the Company will prepay indebtedness, and reduce

Notes to Consolidated Financial Statements – (Continued)

commitments, under the Amended Credit Facility, in an amount equal to the aggregate commitments in respect of the Additional Credit Facility.
Loans under the Amended Credit Facility held by Consenting Lenders will bear interest (A) in the case of eurocurrency loans, at rates ranging from (i) prior to December 31, 2021, 2.35% per annum for any day that the aggregate unused commitments and funded exposure under the Amended Credit Facility exceed $1.145 billion to 2.25% per annum otherwise and (ii) on and after December 31, 2021, or prior to such date for each quarter that the leverage ratio, as of the end of the most recently ended fiscal quarter for which financial statements have been delivered, calculated on an annualized basis using consolidated EBITDA for the two most recently ended fiscal quarters included in such financial statements multiplied by two, is not greater than 5.00:1.00, 1.10% to 1.85% per annum for any day that the aggregate unused commitments and funded exposure under the Amended Credit Facility exceed $1.145 billion and, otherwise, ranging from 1.00% to 1.75% per annum, in each case, depending on the Company’s credit ratings, and (B) in the case of base rate loans, at rates ranging from (i) prior to December 31, 2021, 1.35% per annum for any day that the aggregate unused commitments and funded exposure under the Amended Credit Facility exceed $1.145 billion to 1.25% per annum otherwise and (ii) on and after December 31, 2021, or prior to such date if the leverage ratio condition referred to above is satisfied, 0.10% to 0.85% per annum for any day that the aggregate unused commitments and funded exposure under the Amended Credit Facility exceed $1.145 billion, and, otherwise, ranging from 0.00% to 0.75% per annum, in each case, depending on the Company’s credit ratings.
Under certain circumstances, loans under the Amended Credit Facility held by Consenting Lenders that do not participate in the Additional Credit Facility, if established, will bear interest at rates ranging from 1.00% to 1.75% per annum, in the case of eurocurrency loans, and ranging from 0.00% to 0.75% per annum, in the case of base rate loans, in each case, depending on the Company’s credit ratings.
Investment Agreements
On May 5, 2020, we completed the sale of Series A Preferred Stock (as defined below) and warrants (the “Warrants”) to purchase our common stock (“Common Stock”) to AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc. (the “Apollo Purchaser”) and SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C. (the “Silver Lake Purchasers”) pursuant to the Company’s previously announced Investment Agreements, dated as of April 23, 2020, with the Apollo Purchaser and the Silver Lake Purchasers (together, the “Investment Agreements”).
We have agreed to issue and sell (1) to the Apollo Purchaser, pursuant to the Apollo Investment Agreement, 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 4.2 million shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for an aggregate purchase price of $588 million and (2) to the Silver Lake Purchaser, pursuant to the Silver Lake Investment Agreement, 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of Common Stock, for an aggregate purchase price of $588 million. At closing, we paid certain fees in an aggregate amount of $12 million to affiliates of the Apollo Purchaser and the Silver Lake Purchaser. On the terms and subject to the conditions set forth in the Investment Agreements, from and after the closing, (1) each of the Apollo Purchaser and the Silver Lake Purchaser designated one representative who was appointed to the Board of Directors of the Company (the “Board”) and (2) the Apollo Purchaser appointed one non-voting observer to the Board, in each case until such time as the applicable Purchaser and its Permitted Transferees (as defined in the Investment Agreements) no longer beneficially own (a) at least 50% of the shares of Series A Preferred Stock purchased by the applicable Purchaser under the Investment Agreement (unless the applicable Purchaser holds less than 50% of the shares of Series A Preferred Stock as a result of redemptions by the Company, in which case the reference to 50% shall be replaced with a reference to 20%) and (b) Warrants and/or Common Stock for which the Warrants were exercised that represent in the aggregate and on an as exercised basis, at least 50% of the shares underlying the Warrants purchased by the applicable Purchaser under the Investment Agreement.
The Investment Agreements (including the forms of Certificate of Designations, Warrants and Registration Rights Agreement) contain other customary covenants and agreements, including certain standstill provisions and customary preemptive rights.
Certificate of Designations for Series A Preferred Stock. Dividends on each share of Series A Preferred Stock accrue daily on the Preference Amount (as defined below) at the then-applicable Dividend Rate (as defined below) and are payable semi-annually in arrears. As used herein, “Dividend Rate” with respect to the Series A Preferred Stock means (a) from the closing until the day immediately preceding the fifth anniversary of the closing, 9.5% per annum, (b) beginning on each of the fifth, sixth and seventh anniversaries of the closing, the then-applicable Dividend Rate shall be increased by 100 basis points on each such yearly anniversary, and (c) beginning on each of the eighth and ninth anniversaries of the closing date, the then-applicable Dividend Rate shall be increased by 150 basis points on each such yearly anniversary. The Dividend Rate is also subject to certain adjustments if the Company incurs indebtedness causing its leverage to exceed certain thresholds. Dividends are payable (a) until the third anniversary of the closing, either in cash or through an accrual of unpaid dividends (“Dividend Accrual”), at the Company’s option, (b) from the third anniversary of the closing until the sixth anniversary of the closing,

Notes to Consolidated Financial Statements – (Continued)

either in cash or in a combination of cash and Dividend Accrual (with no more than 50% of the total amount of such Dividend being paid through a Dividend Accrual), at the Company’s option and (c) thereafter, in cash.
The Series A Preferred Stock rank senior to the Common Stock and the Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock”) with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
At any time on or before the first anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 105.0% of the sum of the original liquidation preference of $1,000 per share of Series A Preferred Stock plus any Dividend Accruals (the “Preference Amount”), plus accrued and unpaid distributions as of the redemption date. Any time after the first anniversary of the closing but on or prior to the second anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 103.0% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. Any time after the second anniversary of the closing but on or prior to the third anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 102.0% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. Any time after the third anniversary of the closing but on or prior to the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 101.0% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. At any time after the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to the Preference Amount plus accrued and unpaid distributions as of the redemption date. In addition, upon the occurrence of a change of control, (i) we shall have the right, but not the obligation, to redeem any or all of the outstanding shares of Series A Preferred Stock at the then applicable redemption price, payable in cash and (ii) each holder will have the right, but not the obligation, to require the Company to redeem any or all of the outstanding shares of Series A Preferred Stock owned by such holder at the then applicable redemption price, payable in cash.
The Series A Preferred Stock is not convertible into Common Stock or Class B Common Stock. Each holder of Series A Preferred Stock will have one vote per share on any matter on which holders of Series A Preferred are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The holders of shares of Series A Preferred Stock do not otherwise have any voting rights.
The vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock outstanding at such time, voting together as a separate class, is required in order for the Company to (i) amend, alter or repeal any provision of its Amended and Restated Certificate of Incorporation (including the certificates of designations relating to the Series A Preferred Stock) in a manner that would have an adverse effect on the rights, preferences or privileges of the Series A Preferred Stock, as applicable, (ii) issue, any capital stock ranking senior or pari passu to the Series A Preferred Stock, other than certain issuances to a governmental entity in connection with a financing transaction or (iii) liquidate, dissolve or wind up the Company.
Warrants to Purchase Company Common Stock. Pursuant to the Investment Agreements, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of Common Stock at an exercise price of $72.00 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on the Common Stock. The Warrants are exercisable on a net share settlement basis. The Warrants expire ten years after the closing date.
Registration Rights Agreement. In connection with and concurrently with the effective time of the transactions contemplated by the Investment Agreements, the Company, the Apollo Purchaser and the Silver Lake Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Apollo Purchaser and the Silver Lake Purchasers are entitled to certain registration rights. Under the terms of the Registration Rights Agreement, the Apollo Purchaser and the Silver Lake Purchasers are entitled to customary registration rights with respect to the shares of Common Stock for which the Warrants may be exercised and, from and after the fifth anniversary of the closing, the Series A Preferred Stock.
Bodybuilding.com Transaction
In May 2020, we completed the sale of Bodybuilding.com.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A, “Risk Factors,” in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 23, 2020, as well as those discussed in the Risk Factor section and elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Expedia Group is one of the world's largest travel companies. We help reduce the barriers to travel, making it easier, more attainable and more accessible, bringing the world within reach for customers and partners around the globe. We leverage our platform and technology capabilities across an extensive portfolio of businesses and brands to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see “Portfolio of Brands” in Part I, Item 1, “Business”, in our Annual Report on Form 10-K for the year ended December 31, 2019.
All percentages within this section are calculated on actual, unrounded numbers.
Trends
During the first quarter of 2020, the outbreak and spreading of the COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the travel industry. COVID-19 has forced many of our supply partners, particularly airlines and hotels, to operate at significantly reduced service levels, and has negatively impacted consumer sentiment and consumers ability to travel. Our financial and operating results for the first quarter of 2020 were significantly impacted due to the decrease in travel demand related to COVID-19 with the impact worsening during the quarter as the virus developed into a global pandemic.
We currently expect COVID-19 to have significantly greater impact on our second quarter of 2020 results as we will see the full global impact of the virus for the entire quarter, compared to a partial quarter of impact in the first quarter. The ultimate duration and impact of COVID-19 remains uncertain and it is difficult to predict the timing and nature of a recovery for the travel industry and, in particular, our business.

COVID-19 has had broader economic impacts, including a significant increase in unemployment levels and reduction in economic activity, which could lead to a recession, and further reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. We expect these efforts, which include a significant reduction in headcount, to generate $300 to $500 million in annualized run-rate cost savings by the end of 2020.
Following the onset of COVID-19, we took several additional actions to reduce costs to help mitigate the impact to demand from COVID-19. This included a significant reduction in our variable costs, of which direct marketing is the largest component. We also achieved cost savings in several other areas, which we expect to continue to benefit from when business conditions return to more normalized levels. We continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company.
As a result of the cost savings effort launched prior to COVID-19 and additional cost reductions during COVID-19 that we expect to remain in place, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the first three months of 2020, lodging accounted for 69%. As a result of the COVID-19 outbreak and impact on travel demand, room nights declined 14% in the first three months of 2020. Many hotel partners were forced to shut a number of properties due to the virus, and some remain closed. The timing of hotel operations returning to normal levels, and recovery in consumer sentiment on staying at hotels will be a factor in our level of room night growth. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites increased 2% in the first three months of 2020. The uncertain environment related to COVID-19, and the potential that suppliers reduce prices, including a higher degree of discounting activity due to the lower travel demand, could result in ADR declines for a period of time. Travel restrictions and shift in consumer behavior during COVID-19 could also impact the geographic mix of our hotel bookings, which could impact ADRs.
Hotel. We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). After rolling out Expedia Traveler Preference (“ETP”) globally over a period of several years, during which time we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, our relationships and overall economics with hotel supply partners have been broadly stable in recent years. As we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night and profitability.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, with certain travel restrictions and quarantine orders implemented due to COVID-19, current occupancy rates for hotels in the United States are at historically low levels and ADRs could decline for a period of time. In addition, other factors could pressure ADR trends, including the continued growth in hotel supply in recent years and the increase in alternative accommodation inventory. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi.
We have continued to add supply to our global lodging marketplace with over 1.7 million properties on our global websites as of March 31, 2020, including over 880,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of March 31, 2020, there are over 2.1 million online bookable listings available on Vrbo. In addition, we have actively moved to integrate Vrbo listings into our global Retail services, as well as directly add alternative accommodation listings to our offerings, to position our key global brands to offer a full range of lodging options for consumers.
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with limited capacity and passenger traffic has declined significantly. According to the International Air Transport Association (“IATA”), global flights were down approximately 80% from the beginning of the year by early April 2020 and global passenger traffic is expected to decline approximately 48% in 2020. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand.
In addition, there is significant correlation between airline revenue and fuel prices, and fluctuations in fuel prices generally take time to be reflected in air revenue. Given current volatility, it is uncertain how fuel prices could impact airfares. We could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 5% in 2018 and 7% in 2019. In the first three months of 2020, air ticket volumes declined 26%. As a percentage of our total worldwide revenue in the first three months of 2020, air accounted for 5%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, in addition to Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first three months of 2020, we generated $203 million of advertising and media revenue, a 23% decline from the same period in 2019, representing 9% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies have dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover. In response, trivago has significantly reduced its marketing spend and taken additional actions to lower operating expenses. We expect trivago to continue to experience significant pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in marketing spend.
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2019, approximately 45% of U.S. and European leisure and unmanaged corporate travel expenditures occurred online. This figure was estimated to reach approximately 50% in 2020, prior to the outbreak of COVID-19. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, are lagging behind that of the United States and Europe. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
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

We manage our marketing spending on a brand basis, making decisions in each applicable market that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. Intense competition also historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. More recently, we have increased our focus on opportunities to increase marketing efficiency, drive a higher proportion of transactions through direct channels and improve the balance of transaction growth and profitability.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Vrbo portfolio, Expedia Partner Solution and Egencia brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and the Wotif portfolio of brands are focused principally on the Australia and New Zealand markets. We own a majority share of trivago, a leading metasearch company. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Trip.com and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first three months of 2020, approximately 40% of worldwide revenue was through international points of sale. Our strategy is focused on continuing to grow our international market share, and over the longer term we aim to increase our mix of international revenue as we execute to strengthen our brands and products in key international markets.
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
Product Innovation. Each of our leading brands was a pioneer in online travel and has been responsible for driving key innovations in the space for more than two decades. We have made key investments in technology, including significant development of our technical platforms, that make it possible for us to deliver innovations at a faster pace. Improvements in our global platforms for Hotels.com, Brand Expedia and Vrbo continue to enable us to significantly increase the innovation cycle, thereby improving conversion and driving faster growth rates for those brands. Since 2014, we have acquired Travelocity, Wotif Group and Orbitz Worldwide, including Orbitz, CheapTickets and ebookers, and migrated their brands to the Brand Expedia technology platform. In addition, Orbitz for Business customers were migrated to the Egencia technology platform in 2016. We intend to continue leveraging these technology investments when launching additional points of sale in new countries, introducing new website features, adding supplier products and services including new business model offerings, as well as proprietary and user-generated content for travelers.
Channel Expansion. Technological innovations and developments continue to create new opportunities for travel bookings. In the past few years, each of our brands made significant progress innovating on its mobile websites and mobile applications, contributing to solid download trends, and many of our brands now see more traffic via mobile devices than via traditional PCs and an increasing percentage of transactions are coming through mobile. Mobile bookings continue to present an opportunity for incremental growth as they are often completed with a much shorter booking window than we historically experienced via more traditional online booking methods. Additionally, our brands are implementing new technologies like voice-based search, chatbots and messaging apps as mobile-based options for travelers. In addition, we are seeing significant cross-device usage among our customers, who connect to our websites and apps across multiple devices and platforms throughout their travel planning process. We also believe mobile represents an efficient marketing channel given the opportunity for direct traffic acquisition, increase in share of wallet and in repeat customers, particularly through mobile applications. During 2019, more than 40% of transactions across Expedia Group’s Retail brands were booked on a mobile device.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future.
Due to COVID-19, which impacted travel bookings made in the first quarter and led to significant cancellations for future travel, we do not expect our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow. This is expected to continue until cancellations stabilize and travel demand begins to recover from current levels, at which time we expect merchant bookings and cash flow to increase. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of a recovery.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During the first quarter of 2020, as a result of the significant turmoil related to COVID-19, we concluded that sufficient indicators existed to require us to perform an interim impairment assessment. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired.
We generally base our measurement of fair value of reporting units, except for trivago, which is a separately listed company on the Nasdaq Global Select Market, on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and

working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units. The fair value estimate for our trivago reporting unit is based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium.
We believe the weighted use of discounted cash flows and market approach is generally the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.
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
For additional information on our goodwill and intangible asset impairments recorded as a result of our interim impairment testing during the first quarter of 2020, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements.
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in eight lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:

•	City of San Antonio, Texas Litigation. On May 11, 2020, the United States Fifth Circuit Court of Appeals affirmed the district court’s award of over $2 million in appeal bond costs against the city.

•	Palm Beach, Florida Litigation. On March 25, 2020, the Florida Fourth District Court of Appeals affirmed the trial court’s decision that defendants are not subject to tax.

•	Miami Dade County, Florida Litigation. The parties reached a settlement and on April 7, 2020, the county filed a notice of voluntary dismissal without prejudice, thereby ending the matter.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $52 million as of March 31, 2020, and $48 million as of December 31, 2019.
Certain jurisdictions, including without limitation the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Maine, Nebraska, Vermont, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including without limitation the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Nebraska, Vermont, the city of New York and the District of Columbia, as well as certain other jurisdictions.
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
Segments
Beginning in the first quarter of 2020, we have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, CruiseShipCenters, Classic Vacations and SilverRail Technologies, Inc. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which operates private label and co-branded programs to make travel services available to leisure travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
Operating Metrics
Our operating results are affected by certain metrics, such as gross bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings generally represent the total retail value of transactions booked for agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are reduced for cancellations and refunds. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions. Revenue margin is defined as revenue as a percentage of gross bookings.

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Gross bookings	$17,885	$29,409	(39)%
Revenue margin (1)	12.4%	8.9%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

During the three months ended March 31, 2020, gross bookings decreased 39% compared to the same period in 2019. In January 2020, gross bookings growth was positive, as COVID-19 modestly impacted results, with the virus largely limited to the Asia Pacific region. In February 2020, gross bookings declined year-over-year as the virus spread, particularly into Europe by later in the month. During March 2020, with COVID-19 becoming a global pandemic, including significantly impacting North America, our largest region, cancellations exceeded new bookings, and total gross bookings were negative for the month.
Results of Operations
Revenue

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Revenue by Segment
Retail	$1,582	$1,901	(17)%
B2B	485	556	(13)%
trivago (Third-party revenue)	103	152	(32)%
Corporate (Bodybuilding.com)	39	—	N/A
Total revenue	$2,209	$2,609	(15)%
Revenue decreased 15% for the three months ended March 31, 2020, compared to the same period in 2019. First quarter 2020 revenue declined less than gross bookings since revenue is recognized at the time of stay thus was not impacted by cancellations for future stays. Revenue grew for both January and February 2020 before significantly declining year-over-year in March 2020.

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Revenue by Service Type
Lodging	$1,518	$1,687	(10)%
Air	109	248	(56)%
Advertising and media(1)	203	265	(23)%
Other	379	409	(7)%
Total revenue	$2,209	$2,609	(15)%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue decreased 10% for the three months ended March 31, 2020, compared to the same period in 2019, on a 14% decrease in room nights stayed, partially offset by a 5% increase in revenue per room night.
Air revenue decreased 56% for the three months ended March 31, 2020, compared to the same period in 2019, driven by a 41% decrease in revenue per ticket and a 26% decline in air tickets sold. The declines in air revenue reflect the adverse impact of COVID-19 on air travel, including elevated cancellation activity during March 2020.

Advertising and media revenue decreased 23% for the three months ended March 31, 2020, compared to the same period in 2019, due to declines at trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com, decreased 7% for the three months ended March 31, 2020, compared to the same period in 2019, due to declines in insurance and car revenue, partially offset by the inorganic benefit related to the acquisition of Bodybuilding.com during the third quarter of 2019.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,340	$1,435	(7)%
Agency	562	842	(33)%
Advertising, media and other	307	332	(7)%
Total revenue	$2,209	$2,609	(15)%
Merchant revenue decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the decrease in merchant hotel revenue driven by a decrease in room nights stayed, partially offset by an increase in Vrbo merchant alternative accommodations revenue.
Agency revenue decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the decline in agency air and hotel as well as Vrbo agency alternative accommodations revenue.
Advertising, media and other decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to declines in advertising revenue, partially offset by the inorganic impact of the Bodybuilding.com acquisition.
Cost of Revenue

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Direct costs	$468	$335	40%
Personnel and overhead	161	155	3%
Total cost of revenue	$629	$490	28%
% of revenue	28.5%	18.8%
Cost of revenue primarily consists of direct costs to support our customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors; credit card processing, including merchant fees, fraud and chargebacks; and other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply, certain transactional level taxes, costs related to Bodybuilding.com as well as related personnel and overhead costs, including stock-based compensation.
Cost of revenue increased $139 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in bad debt expense related to future collection risk from the impact of COVID-19, an inorganic impact related to the Bodybuilding.com acquisition and higher cloud expenses.

Selling and Marketing

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Direct costs	$959	$1,261	(24)%
Indirect costs	251	260	(3)%
Total selling and marketing	$1,210	$1,521	(20)%
% of revenue	54.8%	58.3%
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
Selling and marketing expenses decreased $311 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $302 million decrease in direct costs, including a significant reduction in marketing spend in March 2020 related to the impact on travel demand from COVID-19.

Technology and Content

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Personnel and overhead	$219	$228	(4)%
Other	89	69	29%
Total technology and content	$308	$297	4%
% of revenue	13.9%	11.4%
Technology and content expense includes product development and content expense, as well as information technology costs to support our infrastructure, back-office applications and overall monitoring and security of our networks, and is principally comprised of personnel and overhead, including stock-based compensation, as well as other costs including cloud expense and licensing and maintenance expense.
Technology and content expense increased $11 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher cloud expenses as well as higher licensing and maintenance expense.

General and Administrative

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Personnel and overhead	$133	$138	(3)%
Professional fees and other	54	46	17%
Total general and administrative	$187	$184	2%
% of revenue	8.5%	7.0%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services including legal, tax and accounting.
General and administrative expense increased $3 million during the three months ended March 31, 2020, compared to the same period in 2019, mainly driven by higher business taxes, partially offset lower stock-based compensation.

Depreciation and Amortization

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Depreciation	$185	$176	5%
Amortization of intangible assets	44	52	(16)%
Total depreciation and amortization	$229	$228	—%
Depreciation increased $9 million during the three months ended March 31, 2020, compared to the same period in 2019, due to depreciation related to our new headquarters and higher internal-use software and website development depreciation, partially offset by lower data center depreciation. Amortization of intangible assets decreased $8 million during the three months ended March 31, 2020, compared to the same period in 2019 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Goodwill and Intangible Assets

During three months ended March 31, 2020, as a result of the significant negative impact related to the COVID-19, which has had a severe effect on the entire global travel industry, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and long-lived assets. As a result, we recognized goodwill impairment charges of $765 million and intangible asset impairment charges of $121 million. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$(21)	$10	N/A
% of revenue	(0.9)%	0.4%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three months ended March 31, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes. The amount for the three months ended March 31, 2019 primarily related to changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In late February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions. As a result, we recognized $75 million in restructuring and related reorganization charges during the three months ended March 31, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 in the range of $60 million to $115 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $10 million in restructuring and related reorganization charges during the three months ended March 31, 2019, which were primarily related to severance and benefits.

Operating Loss

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Operating loss	$(1,294)	$(131)	888%
% of revenue	(58.6)%	(5.0)%
Operating loss increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the goodwill and intangible asset impairment charges mentioned above as well as declining revenue in the current year resulting from the COVID-19 pandemic.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Retail	$22	$195	(88)%
B2B	26	72	(65)%
trivago	(1)	24	N/A
Unallocated overhead costs (Corporate) (1)	(123)	(115)	7%
Total Adjusted EBITDA (2)	$(76)	$176	N/A
 ____________________________

(1)	Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition on July 26, 2019.

(2)	Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 10 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Our Retail, B2B and trivago segment Adjusted EBITDA all declined during the three months ended March 31, 2020, compared to the same period in 2019, resulting from impacts of the COVID-19 pandemic as revenue decreased for the current year period, partially offset by a decline in direct sales and marketing expense.
Unallocated overhead costs increased $8 million during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher general and administrative expenses.
Interest Income and Expense

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Interest income	$10	$11	(11)%
Interest expense	(50)	(41)	22%

Interest income decreased for the three months ended March 31, 2020, compared to the same period in 2019, as a result of lower rates of return, partially offset by higher invested balances. Interest expense increased for the three months ended March 31, 2020, compared to the same period in 2019, as a result of additional interest on the $1.25 billion senior unsecured notes issued in September 2019.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2020	2019
	($ in millions)
Foreign exchange rate gains (losses), net	$45	$(14)
Gains (losses) on minority equity investments, net	(188)	22
Other	(2)	12
Total other, net	$(145)	$20
During the three months ended March 31, 2020, (gains) losses on minority equity investments, net included a $113 million impairment loss related to a minority investment as well as $75 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. Gains recorded during the three months ended March 31, 2019 primarily relate to Despegar. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended March 31,
	2020	2019	% Change
	($ in millions)
Provision for income taxes	$(82)	$(41)	100%
Effective tax rate	5.6%	29.2%
Ordinarily, our interim provision for income taxes is determined using an estimate of our annual effective tax rate (“estimated annual effective tax rate method”), and we record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. Due to the COVID-19 pandemic and difficulty forecasting the fiscal year 2020 mix of income by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we have calculated the tax provision using the actual effective rate for the three months ended March 31, 2020.
For the three months ended March 31, 2020, the effective tax rate was a 5.6% benefit on a pre-tax loss, compared to a 29.2% benefit on a pre-tax loss for the three months ended March 31, 2019. The change in the effective tax rate was primarily driven by the mix of income across jurisdictions, nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses in the first quarter of 2020.
We are subject to taxation in the United States and various other state and foreign jurisdictions. We are under examination by the Internal Revenue Service (“IRS”) for our 2011 to 2013 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 audit cycle. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million subject to interest. We do not agree with the proposed adjustments and are formally protesting the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous other provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
The reconciliation of net loss attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(1,301)	$(103)
Net income (loss) attributable to non-controlling interests	(96)	3
Provision for income taxes	(82)	(41)
Total other expense, net	185	10
Operating loss	(1,294)	(131)
Gain (loss) on revenue hedges related to revenue recognized	(6)	3
Restructuring and related reorganization charges	75	10
Legal reserves, occupancy tax and other	(21)	10
Stock-based compensation	55	56
Depreciation and amortization	229	228
Impairment of goodwill	765	—
Impairment of intangible assets	121	—
Adjusted EBITDA	$(76)	$176
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our revolving credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.1 billion and $3.8 billion at March 31, 2020 and December 31, 2019. As of March 31, 2020, the total cash and cash equivalents and short-term investments held outside the United States was $888 million ($656 million in wholly-owned foreign subsidiaries and $232 million in majority-owned subsidiaries).
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In order to best position the Company to navigate our temporary working capital changes and depressed revenue, we have taken a number of actions to bolster our liquidity and preserve financial flexibility, including:

•	Suspension of Share Repurchases. We have not repurchased any shares since our last earnings call on February 13, 2020, and have suspended future share repurchases.

•	Suspension of Quarterly Dividends. We do not expect to declare quarterly dividends on our common stock, at least until the current economic and operating environment improves.

•
Credit Facility Draw. On March 18, 2020, we increased our cash on hand by borrowing $1.9 billion under our $2 billion revolving credit facility. The revolving credit facility bore interest based on the Company’s credit ratings with the applicable interest rate on drawn amounts at LIBOR plus 112.5 basis points, or 2.01%, and the commitment fee on undrawn amounts at 15 basis points as of March 31, 2020. The proceeds from the draw are available to be used for general corporate purposes, including working capital. This existing revolving credit facility was subsequently amended in May 2020 as discussed below.

•
Private Equity Investment. On April 23, 2020, we entered into an investment agreement with AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc., and an investment agreement with SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C., to raise approximately $1.2 billion in gross proceeds in a private placement of shares of a newly created series of preferred stock and warrants to purchase our common stock. The transaction was completed on May 5, 2020.

•
Senior Notes Issuance. On May 5, 2020, we privately placed $2 billion of unsecured 6.250% senior notes that are due in May 2025 (the “6.25% Notes”) and $750 million of unsecured 7.000% senior notes due May 2025 (the “7.0% Notes”, and, together with the 6.25% Notes, the “6.25% and 7.0% Notes”). The 7.0% notes have certain redemption provisions starting with the second anniversary of the issuance. The 6.25% and 7.0 % Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We expect to use the net proceeds of this offering for general corporate purposes, which may include, but are not limited to, the repayment or redemption of our 5.95% senior notes due 2020.

•
Credit Facility Amendment. In connection with the issuance of the Notes and private placement transaction, on May 4, 2020, we executed a restatement agreement, which amends and restates our existing revolving credit facility (as amended and restated, the “Amended Credit Facility”) to, among other things, provide additional flexibility under pliable covenant provisions.

Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2020, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB with an outlook of “watch negative” and Fitch’s rating was BBB- with an outlook of “negative.” Subsequent to quarter end, S&P downgraded its ratings to BBB- with an outlook of “negative.” The recent rating agency downgrades were in connection with the severe disruption to global travel caused by the COVID-19 pandemic. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% and 7.0% Notes issued in May 2020 will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2020, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0%, $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8% and $1.25 billion in registered senior unsecured notes due in February 2030 that bear interest at 3.25%.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. With the impacts of the COVID-19 pandemic, including the high degree of cancellations and customer refunds and the lower new bookings in the merchant business model, these seasonal influences and the working capital source of cash to us has been significantly disrupted resulting in the Company temporarily experiencing unfavorable working capital trends and material negative cash flow. This is expected to continue until cancellations stabilize and travel demand begins to recover from current levels, at which time we expect merchant bookings and cash flow to increase.

Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, Expedia Group has taken several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. In addition, certain capital expenditures have been deferred, including temporarily halting construction on several real estate projects, and we continue to evaluate opportunities to defer other capital expenditures that are not critical to our operations. After temporarily halting construction on our new headquarters during initial quarantine orders, we recently restarted construction. We expect to spend approximately $900 million in total for the project. Of the total, approximately $680 million was spent between 2016 and 2019, and approximately $80 million was spent during the first quarter of 2020. Due to the delays related to COVID-19, we now expect the project to be complete in the first half of 2021.
Our cash flows are as follows:

	Three months ended March 31,
	2020	2019	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$(784)	$2,149	$(2,933)
Investing activities	32	(706)	738
Financing activities	1,517	21	1,496
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(141)	(11)	(130)
For the three months ended March 31, 2020, net cash used in operating activities was $784 million compared to cash provided by operations of $2,149 million for the three months ended March 31, 2019 with the change due to a significant use of cash for working capital changes in the current year compared to a prior year cash benefit from working capital driven by the COVID-19 pandemic. Merchant accounts payable was a larger driver of the use of working capital due to a significant decrease in stayed room nights in the current quarter. In our typical seasonal pattern, we usually generate strong cash flow in the first quarter from new merchant bookings. The significant increase in refunds that we experienced related to travel impacted by COVID-19 led to materially negative cash flow in March 2020, offsetting the increase in merchant bookings earlier in the quarter. We expect the impact from COVID-19 on travel to continue to impact our cash balance and overall liquidity position until cancellations stabilize and travel demand begins to recover from current levels.
For the three months ended March 31, 2020 cash provided by investing activities was $32 million compared to cash used in investing activities of $706 million for the three months ended March 31, 2019. The change was due to net sales and maturities of investments of $300 million during the current year period compared to net purchases of investments of $438 million in the prior year.
For the three months ended March 31, 2020, cash provided by financing activities primarily included $1.9 billion of proceeds from our revolving credit facility draw as well as $86 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $410 million, including the repurchased shares under the authorization discussed below, and cash dividend payments of $48 million. For the three months ended March 31, 2019, cash provided by financing activities primarily included $91 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash dividend payments of $47 million and treasury stock activity related to the vesting of equity instruments of $25 million.
During the three months ended March 31, 2020, we repurchased, through open market transactions, 3.4 million shares under share authorizations for a total cost of $370 million, excluding transaction costs. As previously noted, we have since halted future share repurchases. As of March 31, 2020, there were approximately 23.3 million shares remaining under our authorizations. There is no fixed termination date for the repurchases. We did not repurchase any shares through open market transactions during the three months ended March 31, 2019.

During the first three months of 2020 and 2019, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Three Months Ended March 31, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019
The Company does not expect to make future quarterly dividend payments on our common stock, at least until the current economic and operating environment improves. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2020 of $141 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the period. Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2019 of $11 million.
In our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
Summarized financial information of Expedia Group, Inc. (the “Parent”) and our subsidiaries that are guarantors of our debt facility and instruments (the “Guarantor Subsidiaries”) is shown below on a combined basis as the “Obligor Group.” The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several with the exception of certain customary automatic subsidiary release provisions. In this summarized financial information of the Obligor Group, all intercompany balances and transactions between the Parent and Guarantor Subsidiaries have been eliminated and all information excludes subsidiaries that are not issuers or guarantors of our debt facility and instruments, including earnings from and investments in these entities.

	December 31, 2019	March 31, 2020
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$6,185	$6,291
Non-Current Assets	10,320	9,783
Current Liabilities	9,486	8,366
Non-Current Liabilities	4,710	6,609

	Year Ended December 31, 2019	Three Months Ended March 31, 2020
Combined Statements of Operations Information:
Revenue	$9,463	$1,782
Operating income (loss) (2)	420	(1,031)
Net income (loss)	195	(1,044)
Net income (loss) attributable to Obligors	198	(1,043)

(1)	Current assets include intercompany receivables with non-guarantors of $1.0 billion as of December 31, 2019 and $640 million as of March 31, 2020.

(2)	Operating income (loss) includes intercompany expenses with non-guarantors of 1.2 billion for the year ended December 31, 2019 and $313 million for the three months ended March 31, 2020.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2020. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On May 11, 2020, the United States Fifth Circuit Court of Appeals affirmed the district court’s award to the defendant online travel companies of over $2 million in appeal bond costs against the city.
Pine Bluff, Arkansas Litigation. The prosecuting attorney for the Arkansas Sixth Judicial District filed a complaint in intervention, purportedly on behalf of the State of Arkansas, which the trial court granted, over the defendant online travel companies’ objections, in an order dated February 19, 2020. Defendants filed a motion to dismiss the complaint in intervention on March 20, 2020, which the court denied on May 11, 2020, and the intervenor filed a motion for partial summary judgment on liability on March 26, 2020, which remains pending.
State of Mississippi Litigation.  On March 5, 2020, the parties filed cross motions for summary judgment on damages issues; a hearing on those motions is currently scheduled for June 17, 2020.  A trial on damages issues is currently scheduled for October 2020.
State of Louisiana/City of New Orleans Litigation. On April 22, 2020, the trial court granted Calcasieu Parish Sales and Use Tax Department’s motion for leave to intervene.
Palm Beach, Florida Litigation. On March 25, 2020, the Florida Fourth District Court of Appeals affirmed the trial court’s decision that defendants are not subject to tax. On April 23, 2020, the plaintiff filed a motion for rehearing, rehearing en banc and certification of the Appeals Court’s decision as to the other defendants but did not challenge the decision as to the HomeAway entities. As a result, the decision is final and the case is over for HomeAway.
Miami Dade County, Florida Litigation. The parties reached a settlement agreement and, on April 7, 2020, the plaintiff filed a notice of voluntary dismissal without prejudice, thereby ending the proceeding.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge Lawsuit. Plaintiffs filed a motion for summary judgment on January 21, 2020. Expedia filed a cross motion for summary judgment on February 19, 2020. The court has scheduled a hearing on those motions for June 25, 2020. The June 2020 trial date has been vacated.
Cases against HomeAway.com, Inc. On April 21, 2020, the district court denied plaintiffs’ motion for class certification. On May 1, 2020, plaintiffs filed a motion for reconsideration from that decision. On May 5, 2020, plaintiffs filed a petition for permission to appeal to the Fifth Circuit.
Other Legal Proceedings
New York City Litigation. On February 14, 2020, the court stayed the proceedings to allow the parties to explore settlement discussions.
Helms-Burton Litigation. The Expedia Defendants’ motions to dismiss are pending in the Echevarria (No. 1:19-cv-22620-FAM), Trinidad, Del Valle and Glen cases. All deadlines in both Echevarria cases and the Trinidad case are stayed until May 25, 2020. The Mata action has been administratively adjourned until the parties agree to recommence the action and related jurisdictional discovery.
In re Expedia Group, Inc. Stockholders Litigation.  On April 13, 2020, the court granted the Special Litigation Committee’s motion for an extension and extended the stay until September 11, 2020.

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
The German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017. On June 4, 2019, the Higher Regional Court Düsseldorf issued its judgment in this matter and ruled that certain parity clauses are in compliance with applicable German and European competition rules and the FCO’s prohibition order against Booking.com was annulled. The decision is not yet final as the FCO has applied to the German Federal Supreme Court to admit an appeal from the decision. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong doing having been communicated to the Expedia Group companies to date.
The Italian competition authority's case closure decision against Booking.com and Expedia Group companies has subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. The Federalberghi appeal remains at an early stage and no hearing date has been fixed; the AICA appeal was cancelled for lack of interest of the AICA on December 12, 2019.
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
Outside of Europe, a number of NCAs have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. A Brazilian hotel sector association -- Forum de Operadores Hoteleiros do Brasil -- filed a complaint with the Brazilian Administrative Council for Economic Defence (“CADE”) against a number of online travel companies, including Booking.com, Decolar.com and Expedia Group companies, on July 27, 2016 with respect to parity provisions in contracts between hotels and online travel companies. On September 13, 2016, the Expedia Group companies submitted a response to the complaint to CADE. On March 27, 2018, the Expedia Group companies resolved CADE’s concerns based on a settlement implementing waivers substantially similar to those provided to accommodation providers in Europe. In late 2016, Expedia Group companies resolved the concerns of the Australia and New Zealand NCAs based on implementation of the waivers substantially similar to those provided to accommodation providers in Europe (on September 1, 2016 in Australia and on October 28, 2016 in New Zealand). On and with effect from March 22, 2019, Expedia Group voluntarily and unilaterally waived certain additional rate parity provisions in agreements with Australian hotel partners. The ACCC confirmed it has ceased its investigation into Expedia Group companies’ conduct in relation to such rate parity provisions in around November 2019. Expedia Group companies are in ongoing discussions with a limited number of NCAs in other countries in relation to their contracts with hotels. In April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia Group companies. Expedia Group is cooperating with the JFTC in this investigation. The Hong Kong Competition Commission ("HKCC") is conducting an investigation into certain terms and conditions in contracts entered into between online travel companies (including Expedia Group companies) and hotels. Expedia Group has agreed to a set of voluntary commitments with the HKCC to waive certain rate, conditions and availability parity clauses in certain agreements with Hong Kong hotel partners. The commitments have been published on the HKCC’s public register. In February 2020, the Korean Fair Trade Commission (“KFTC”) issued a request for information relating to hotel contracts entered into by Expedia Group companies. Expedia Group is cooperating with the KFTC. Expedia Group is currently unable to predict the impact the implementation of the waivers both in Europe and elsewhere will have on Expedia Group's business, on investigations or inquiries by NCAs in other countries, or on industry practice more generally.
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
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. The appeal is scheduled to be heard on July 20-21, 2020. The court has yet to set a date for a separate trial regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings as of December 31, 2019. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
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

Part II. Item 1A. Risk Factors
In addition to the below risk factor and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Current Report on Form 8-K, filed with the SEC on April 23, 2020, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry and our business, financial performance and liquidity position.
The COVID-19 pandemic has severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. In response to the pandemic, the governments of many countries, states, cities and other geographic regions have implemented containment measures, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Individuals’ ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels and airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses.
The measures implemented to contain the COVID-19 pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position. In particular, such measures have led to unprecedented levels of cancellations and limited new travel bookings. Moreover, we have modified our cancellation policies in light of the COVID-19 pandemic. For example, on near-term hotel bookings with non-refundable rates impacted by COVID-19, we have been providing refunds where hotels agree to make the booking refundable; otherwise, we have offered customers credit toward a future booking. We continue to adapt our cancellation policies as the situation evolves. The significant increase in refunds that we have been experiencing has led to materially negative cash flow, which we expect will lead to further declines in our cash balance and overall liquidity position until cancellations stabilize and travel demand begins to recover from current levels. Moreover, any additional measures or changes in laws or regulations, whether in the United States or other countries, that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position.
The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions are lifted, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel. In turn, that could have a negative impact on demand for our services and could lead our partners, or us, to reduce prices or offer incentives to attract travelers. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.
While we have undertaken certain actions to attempt to mitigate the effects of COVID-19 on our business, our cost-savings activities may lead to disruptions in our business, inability to enhance or preserve our brand awareness, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition, results of operations and cash flows. For the reasons set forth above and other reasons that may come to light as the COVID-19 pandemic and containment measures expand, it is difficult to estimate with accuracy the impact to our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future. In the near term, we do expect that the COVID-19 pandemic will impact our financial performance for the second quarter of 2020 more significantly than it impacted the first quarter of 2020 when the outbreak was initially limited to China and other Asian markets in January and February 2020.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2020	2,683	$110.16	2,683	23,977
February 1-29, 2020	681	108.75	681	23,296
March 1-31, 2020	—	—	—	23,296
Total	3,364		3,364

The Company has not repurchased any shares since our last earnings call on February 13, 2020, and has halted future share repurchases.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Designations with respect to Series A Preferred Stock		8-K	001-3749	3.1	5/5/2020

4.1	Investment Agreement by and between Expedia Group, Inc. and AP Fort Holdings, L.P., dated as of April 23, 2020		8-K	001-3749	4.1	4/23/2020

4.2	Investment Agreement by and between Expedia Group, Inc., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., dated as of April 23, 2020		8-K	001-3749	4.2	4/23/2020

4.3	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 6.250% Notes		8-K	001-3749	4.1	5/5/2020

4.4	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 7.000% Notes		8-K	001-3749	4.2	5/5/2020

10.1	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020		8-K	001-3749	10.1	4/10/2020

10.2	Restatement Agreement, dated as of May 4, 2020, among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and London agent		8-K	001-3749	10.1	5/5/2020

10.3	Registration Rights Agreement, dated as of May 5, 2020, by and among Expedia Group, Inc., AP Fort Holdings, L.P., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P.		8-K	001-3749	10.2	5/5/2020

10.4*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020	X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
		X

* Indicates a management contract or compensatory plan or agreement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 20, 2020	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer