Form 10-Q/A
period 2020-03-31
Expedia Group, Inc.
filed 2020-06-04
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Expedia Group, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2020 (the “Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) is relying on the relief provided by the Order in connection with the filing of the Form 10-Q and (ii) was unable to file the Form 10-Q on its customary schedule because the Company’s operations and business experienced significant and unprecedented disruption due to conditions surrounding the COVID-19 pandemic, including temporary closure of the Company’s corporate headquarters and employees working remotely. As indicated above, the Company filed the Form 10-Q on May 21, 2020, which was within the permissible extended filing deadline pursuant to the Order and the estimated filing timeline in the Form 8-K.

In addition, Part II, Item 6 of the Form 10-Q is hereby amended and restated in its entirety. No other changes have been made to the Quarterly Report. This Amendment speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date, and other than as set forth above, does not modify or update in any way disclosures made in the original Quarterly Report.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q/A.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Designations with respect to Series A Preferred Stock		8-K	001-3749	3.1	5/5/2020

4.1	Investment Agreement by and between Expedia Group, Inc. and AP Fort Holdings, L.P., dated as of April 23, 2020		8-K	001-3749	4.1	4/23/2020

4.2	Investment Agreement by and between Expedia Group, Inc., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., dated as of April 23, 2020		8-K	001-3749	4.2	4/23/2020

4.3	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 6.250% Notes		8-K	001-3749	4.1	5/5/2020

4.4	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 7.000% Notes		8-K	001-3749	4.2	5/5/2020

10.1	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020		8-K	001-3749	10.1	4/10/2020

10.2	Restatement Agreement, dated as of May 4, 2020, among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and London agent		8-K	001-3749	10.1	5/5/2020

10.3	Registration Rights Agreement, dated as of May 5, 2020, by and among Expedia Group, Inc., AP Fort Holdings, L.P., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P.		8-K	001-3749	10.2	5/5/2020

10.4*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020		10-Q	001-3749	10.4	5/21/2020

22	List of Guarantor Subsidiaries of Expedia Group, Inc.		10-Q	001-3749	22	5/21/2020

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	31.1	5/21/2020

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	31.2	5/21/2020

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	31.3	5/21/2020

31.4	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.5	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.6	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	32.1	5/21/2020

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	32.2	5/21/2020

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-3749	32.3	5/21/2020

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
* Indicates a management contract or compensatory plan or agreement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 4, 2020	Expedia Group, Inc.

	By:	/s/ ERIC HART
Eric Hart
Chief Financial Officer

4