Form 10-Q
period 2020-06-30
Expedia Group, Inc.
filed 2020-07-31
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2020 was:

Common stock, $0.0001 par value per share	135,703,255	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2020

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$566	$3,153	$2,775	$5,762
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	389	500	1,018	990
Selling and marketing (1)	296	1,643	1,506	3,164
Technology and content (1)	255	304	563	601
General and administrative (1)	152	205	339	389
Depreciation and amortization	232	228	461	456
Impairment of goodwill	20	—	785	—
Impairment of intangible assets	10	—	131	—
Legal reserves, occupancy tax and other	8	4	(13)	14
Restructuring and related reorganization charges	53	4	128	14
Operating income (loss)	(849)	265	(2,143)	134
Other income (expense):
Interest income	3	17	13	28
Interest expense	(95)	(39)	(145)	(80)
Other, net	(12)	(8)	(157)	12
Total other expense, net	(104)	(30)	(289)	(40)
Income (loss) before income taxes	(953)	235	(2,432)	94
Provision for income taxes	213	(48)	295	(7)
Net income (loss)	(740)	187	(2,137)	87
Net (income) loss attributable to non-controlling interests	4	(4)	100	(7)
Net income (loss) attributable to Expedia Group, Inc.	(736)	183	(2,037)	80
Preferred stock dividend	(17)	—	(17)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(753)	$183	$(2,054)	$80

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(5.34)	$1.23	$(14.57)	$0.54
Diluted	(5.34)	1.21	(14.57)	0.53
Shares used in computing earnings (loss) per share (000's):
Basic	141,072	149,049	140,947	148,468
Diluted	141,072	151,561	140,947	151,057
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$6	$6
Selling and marketing	13	12	25	23
Technology and content	18	19	38	38
General and administrative	20	25	40	48
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(740)	$187	$(2,137)	$87
Currency translation adjustments, net of tax(1)	34	7	(56)	2
Comprehensive income (loss)	(706)	194	(2,193)	89
Less: Comprehensive income (loss) attributable to non-controlling interests	2	10	(100)	5
Less: Preferred stock dividend	17	—	17	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$(725)	$184	$(2,110)	$84

(1)
Currency translation adjustments include tax benefit of $3 million and $1 million associated with net investment hedges for the three and six months ended June 30, 2020 and tax benefit of $2 million and tax expense of $1 million for the three and six months ended June 30, 2019.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,053	$3,315
Restricted cash and cash equivalents	1,311	779
Short-term investments	422	526
Accounts receivable, net of allowance of $115 and $41	1,002	2,524
Income taxes receivable	107	70
Prepaid expenses and other current assets	1,049	521
Total current assets	8,944	7,735
Property and equipment, net	2,305	2,198
Operating lease right-of-use assets	626	611
Long-term investments and other assets	618	796
Deferred income taxes	482	145
Intangible assets, net	1,600	1,804
Goodwill	7,330	8,127
TOTAL ASSETS	$21,905	$21,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$531	$1,921
Accounts payable, other	518	906
Deferred merchant bookings	4,632	5,679
Deferred revenue	197	321
Income taxes payable	78	88
Accrued expenses and other current liabilities	1,166	1,050
Current maturities of long-term debt	750	749
Total current liabilities	7,872	10,714
Long-term debt, excluding current maturities	6,903	4,189
Revolving credit facility	1,900	—
Deferred income taxes	74	56
Operating lease liabilities	543	532
Other long-term liabilities	388	389
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 1,200 and 0	1,022	—
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 259,085 and 256,692; Shares outstanding: 135,691 and 137,076
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,300	12,978
Treasury stock - Common stock and Class B, at cost; Shares 130,670 and 126,893	(10,087)	(9,673)
Retained earnings (deficit)	(1,206)	879
Accumulated other comprehensive income (loss)	(273)	(217)
Total Expedia Group, Inc. stockholders’ equity	1,734	3,967
Non-redeemable non-controlling interests	1,469	1,569
Total stockholders’ equity	3,203	5,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,905	$21,416
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2019	233,294,034	$—	12,799,999	$—	$9,694	97,355,708	$(5,767)	$373	$(217)	$1,551	$5,634
Net income (loss)								183		4	187
Other comprehensive income (loss), net of taxes									1	6	7
Payment of dividends to common stockholders (declared at $0.32 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	808,152	—			65						65
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						28,504	(4)				(4)
Other changes in ownership of non-controlling interests					—					4	4
Stock-based compensation expense					63						63
Other					1						1
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907

Six months ended June 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (loss)								80		7	87
Other comprehensive income (loss), net of taxes									4	(2)	2
Payment of dividends to common stockholders (declared at $0.64 per share)								(95)			(95)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,609,200	—			156						156
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						225,626	(29)				(29)
Other changes in ownership of non-controlling interests					(3)					13	10
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					119						119
Other					2						2
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2020	258,769,812	$—	12,799,999	$—	$13,124	130,592,112	$(10,083)	$(470)	$(301)	$1,471	$3,741
Net income (loss)								(736)		(4)	(740)
Other comprehensive income (loss), net of taxes									28	6	34
Payment of preferred dividends (declared at $14.02 per share)					(17)						(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	315,120	—			10						10
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						57,631	(4)				(4)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					9					(4)	5
Stock-based compensation expense					59						59
Other					1	20,630	—				1
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203

Six months ended June 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(2,037)		(100)	(2,137)
Other comprehensive income (loss), net of taxes									(56)	—	(56)
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Payment of preferred dividends (declared at $14.02 per share)					(17)						(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,393,155	—			96						96
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						393,099	$(44)				(44)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					10					—	10
Stock-based compensation expense					118						118
Other					1	20,630	—				1
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(2,137)	$87
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	376	352
Amortization of intangible assets	85	104
Impairment of goodwill and intangible assets	916	—
Amortization of stock-based compensation	109	115
Deferred income taxes	(279)	(15)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	65	(13)
Realized gain on foreign currency forwards	(79)	(16)
(Gain) loss on minority equity investments, net	195	(12)
Provision for credit losses and other, net	119	(13)
Changes in operating assets and liabilities:
Accounts receivable	1,479	(742)
Prepaid expenses and other assets	(585)	(7)
Accounts payable, merchant	(1,389)	271
Accounts payable, other, accrued expenses and other liabilities	(244)	436
Tax payable/receivable, net	(82)	(143)
Deferred merchant bookings	(1,058)	2,726
Deferred revenue	(121)	157
Net cash provided by (used in) operating activities	(2,630)	3,287
Investing activities:
Capital expenditures, including internal-use software and website development	(493)	(573)
Purchases of investments	(685)	(636)
Sales and maturities of investments	761	27
Other, net	76	16
Net cash provided by (used in) investing activities	(341)	(1,166)
Financing activities:
Revolving credit facility borrowings	1,900	—
Proceeds from issuance of long-term debt, net of issuance costs	2,714	—
Net proceeds from issuance of preferred stock and warrants	1,132	—
Purchases of treasury stock	(414)	(29)
Payment of dividends to common stockholders	(48)	(95)
Payment of preferred stock dividends	(17)	—
Proceeds from exercise of equity awards and employee stock purchase plan	96	156
Other, net	(30)	2
Net cash provided by financing activities	5,333	34
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(93)	20
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,269	2,175
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,097	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,366	$4,880
Supplemental cash flow information
Cash paid for interest	$118	$87
Income tax payments, net	63	157
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2020
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
COVID-19
During the quarter ended June 30, 2020, travel booking volumes remain significantly below prior year levels and cancellation levels remain elevated compared to pre-COVID levels. We have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery; however, the degree of containment and the recovery in travel, has varied country to country and there have been instances where cases of COVID-19 have started to increase again after a period of decline. Additionally, many travel restrictions and quarantine orders remain in place. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
Due to the high degree of cancellations and customer refunds and lower new bookings in the merchant business model, the Company experienced unfavorable working capital trends and material negative cash flow in the second quarter of 2020, although the level of negative cash flow moderated as booking trends improved and cancellations stabilized during the quarter. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further. For a discussion on incremental credit losses and allowance impacts related to our accounts receivable and prepaid merchant bookings, see Note 2 – Summary of Significant Accounting Policies. For a discussion of goodwill and intangible asset impairments recognized in conjunction with this pandemic, see Note 3 – Fair Value Measurements. For a discussion of recent actions to strengthen our liquidity position in the current environment, see Note 4 – Debt, Note 5 – Capital Stock - Preferred Stock and Warrants, as well as Note 11 – Subsequent Events.
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

Notes to Consolidated Financial Statements – (Continued)

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
Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2020, we reclassified depreciation expense from within our operating expense line items on our consolidated statements of operations to be included with intangible asset amortization expense. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$522	$500	$1,035	$990
Selling and marketing	1,657	1,643	3,192	3,164
Technology and content	435	304	864	601
General and administrative	214	205	405	389
Depreciation and amortization	52	228	104	456

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
Due to COVID-19, which impacted travel bookings in the first half of 2020 and led to significant cancellations for future travel, we do not expect our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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

Notes to Consolidated Financial Statements – (Continued)

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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of our performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $579 million as of June 30, 2020, which is net of a $11 million reserve for future collectibility risk in consideration of the impact of the COVID-19 pandemic on the economy, and $226 million as of December 31, 2019.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2019, $4.898 billion of cash advance cash payments was reported within deferred merchant bookings, $3.173 billion of which was recognized resulting in $506 million of revenue during the six months ended June 30, 2020. At June 30, 2020, the related balance was $3.842 billion.
At December 31, 2019, $781 million of deferred loyalty rewards was reported within deferred merchant bookings, $209 million of which was recognized within revenue during the six months ended June 30, 2020. At June 30, 2020, the related balance was $790 million.

Notes to Consolidated Financial Statements – (Continued)

Deferred Revenue. At December 31, 2019, $321 million was recorded as deferred revenue, $159 million of which was recognized as revenue during the six months ended June 30, 2020. At June 30, 2020, the related balance was $197 million.
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

	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$5,053	$3,315
Restricted cash and cash equivalents	1,311	779
Restricted cash included within long-term investments and other assets	2	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$6,366	$4,097

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2020, we recorded approximately $82 million of incremental allowance for expected uncollectible amounts, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company, partially offset by $8 million of other adjustments. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$458	$458	$—
Term deposits	107	—	107
Derivatives:
Foreign currency forward contracts	12	—	12
Investments:
Term deposits	422	—	422
Marketable equity securities	69	69	—
Total assets	$1,068	$527	$541
Financial assets measured at fair value on a recurring basis as of December 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$36	$36	$—
Term deposits	865	—	865
U.S. treasury securities	10	10	—
Investments:
Term deposits	526	—	526
Marketable equity securities	129	129	—
Total assets	$1,566	$175	$1,391

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8

We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of June 30, 2020 and December 31, 2019, our cash and cash equivalents consisted primarily of term deposits with maturities of three months or less and bank account balances.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2020 and 2019, we recognized a gain (loss) of approximately $(60) million and $14 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange

Notes to Consolidated Financial Statements – (Continued)

risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2020, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.4 billion. We had a net forward asset of $12 million ($37 million gross forward asset) as of June 30, 2020 recorded in prepaid expenses and other current assets and a net forward liability of $8 million ($30 million gross forward liability) as of December 31, 2019 recorded in accrued expenses and other current liabilities. We recorded $(6) million in net gains (losses) from foreign currency forward contracts during both of the three months ended June 30, 2020 and 2019 as well as $100 million and $(12) million in net gains (losses) from foreign currency forward contracts during the six months ended June 30, 2020 and 2019.
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
Goodwill. During the first quarter of 2020, we recognized goodwill impairment charges of $765 million, of which $539 million related to our Retail segment, primarily our Vrbo reporting unit, and $226 million related to our trivago segment. These impairment charges resulted from the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill as of March 31, 2020 in which we compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units except trivago were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account the recent severe and continued weakening of operating results as well as the anticipated rate of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the first quarter of 2020. In addition, during the second quarter of 2020, we recognized goodwill impairment charges of $20 million related to a recent decision to streamline operations for a smaller brand within our Retail segment. As of June 30, 2020, the applicable reporting units within our Retail segment had $2.2 billion goodwill remaining and our trivago segment had $315 million goodwill remaining.
Intangible Assets. During the first quarter of 2020, also as a result of the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry, we recognized intangible asset impairment charges of $121 million. The impairment charges were primarily related to indefinite-lived trade names within our Retail segment and resulted from changes in estimated future revenues of the related brands. The assets, classified as Level 3 measurements, were written down to $237 million based on valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues. In addition, during the second quarter of 2020, we recognized intangible impairment charges of $10 million primarily related to supplier relationship assets that were entirely written off in connection with our recent decision to streamline a smaller brand within our Retail segment.
The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for global economies, the travel industry or our business. As a result, we may continue to record impairment charges in the future due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic.
Minority Investments without Readily Determinable Fair Values. As of June 30, 2020 and December 31, 2019, the carrying values of our minority investments without readily determinable fair values totaled $331 million and $467 million. During the three and six months ended June 30, 2020, we recorded $21 million and $134 million of impairment losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of June 30, 2020, total cumulative adjustments made to the initial cost bases of these investments included $103 million in unrealized downward adjustments (including impairments). During the three and six months ended June 30, 2019, we had no material gains or losses recognized related to these minority investments.

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2020	December 31, 2019
	(In millions)
5.95% senior notes due 2020	$750	$749
2.5% (€650 million) senior notes due 2022	729	725
4.5% senior notes due 2024	497	497
6.25% senior notes due 2025	1,970	—
7.0% senior notes due 2025	739	—
5.0% senior notes due 2026	744	743
3.8% senior notes due 2028	992	992
3.25% senior notes due 2030	1,232	1,232
Long-term debt(1)	7,653	4,938
Current maturities of long-term debt	(750)	(749)
Long-term debt, excluding current maturities	$6,903	$4,189

Revolving credit facility	$1,900	$—

_______________

(1)	Net of applicable discounts and debt issuance costs.
Outstanding Debt
Our $750 million in registered senior unsecured notes outstanding at June 30, 2020 are due in August 2020 and bear interest at 5.95% (the “5.95% Notes”). The 5.95% Notes were issued at 99.893% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 5.95% Notes at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium, in whole or in part.
Our Euro 650 million in registered senior unsecured notes outstanding at June 30, 2020 are due in June 2022 and bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
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
Our $500 million in registered senior unsecured notes outstanding at June 30, 2020 are due in August 2024 and bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
In May 2020, we privately placed $2 billion of senior unsecured notes that are due in May 2025 that bear interest at 6.250% (the “6.25% Notes”). The 6.25% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We may redeem some or all of the 6.25% Notes at any time prior to February 1, 2025 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 6.25% Notes on or after February 1, 2025 at par plus accrued and unpaid interest, if any.

Notes to Consolidated Financial Statements – (Continued)

In May 2020, we also privately placed $750 million of senior unsecured notes due May 2025 that bear interest at 7.000% (the “7.0% Notes”). The 7.0% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We may redeem some or all of the 7.0% Notes at any time prior to May 1, 2022 at a redemption price equal to 100% of the principal amount of the 7.0% Notes to be redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any. We may redeem some or all of the 7.0% Notes on or after May 1, 2022 at specified redemption prices set forth in the 7.0% Indenture, plus accrued and unpaid interest, if any. In addition, at any time or from time to time prior to May 1, 2022, we may redeem up to 40% of the aggregate principal amount of the 7.0% Notes with the net proceeds of certain equity offerings at the specified redemption price described in the 7.0% Indenture, plus accrued and unpaid interest, if any.
Our $750 million in registered senior unsecured notes outstanding at June 30, 2020 are due in February 2026 and bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
Our $1 billion in registered senior unsecured notes outstanding at June 30, 2020 are due in February 2028 and bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
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
In July 2020, we privately placed an additional $1.25 billion in unsecured senior notes. See Note 11 – Subsequent Events for additional information.
The 5.95%, 2.5%, 4.5%, 5.0%, 3.8%, 3.25%, 6.25% and 7.0% Notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $98 million and $76 million as of June 30, 2020 and December 31, 2019. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the approximate fair value of our outstanding debt, which is based on quoted market prices in less active markets (Level 2 inputs):

	June 30, 2020	December 31, 2019
	(In millions)
5.95% senior notes due 2020	$753	$767
2.5% (€650 million) senior notes due 2022 (1)	731	764
4.5% senior notes due 2024	518	536
6.25% senior notes due 2025	2,134	—
7.0% senior notes due 2025	790	—
5.0% senior notes due 2026	778	825
3.8% senior notes due 2028	960	1,021
3.25% senior notes due 2030	1,171	1,206

_______________

(1)	Approximately 649 million Euro as of June 30, 2020 and 682 million Euro as of December 31, 2019.
Credit Facility
As of December 31, 2019, Expedia Group maintained a $2 billion unsecured revolving credit facility with a group of lenders, which was unconditionally guaranteed by certain domestic Expedia Group subsidiaries that were the same as under the Notes and expired in May 2023. The facility contained covenants including maximum leverage and minimum interest coverage ratios. As of December 31, 2019, we had no revolving credit facility borrowings outstanding. On March 18, 2020, we borrowed $1.9 billion under the revolving credit facility.
On May 4, 2020, the Company, certain of the Company’s subsidiaries party thereto and the lenders party thereto (the “Consenting Lenders”) executed a restatement agreement, which amends and restates our existing revolving credit facility (as amended and restated, the “Amended Credit Facility”) to, among other things, suspend the maximum leverage ratio covenant until December 31, 2021, increase the maximum permissible leverage ratio (once such covenant is reinstated) until March 31, 2023 (at which time the maximum permissible leverage ratio will return to the level in effect immediately prior to effectiveness of the Amended Credit Facility), eliminate the covenant imposing a minimum interest coverage ratio and add a covenant regarding minimum liquidity, as well as to make certain other amendments to the affirmative and negative covenants therein. The Amended Credit Facility became effective on May 5, 2020 (the “Amended Credit Facility Effective Date”).
Obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the Amended Credit Facility (subject to certain exceptions, including for our new headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Notes and the Company’s existing 5.95% Notes, 2.5% Notes, 4.5% Notes, 5.0% Notes, 3.8% Notes and 3.25% Senior Notes (collectively, the “Existing Notes”) as of the Amended Credit Facility Effective Date without securing such notes. Aggregate commitments under the Amended Credit Facility initially total $2 billion, and will mature on May 31, 2023.
Pursuant to the terms of the Amended Credit Facility, the Company agreed to use reasonable best efforts to enter into (and to cause certain of its subsidiaries, including certain of its subsidiaries that are not guarantors of the 6.25% and 7.0% Notes or the Existing Notes, to enter into), promptly after the Amended Credit Facility Effective Date, a new credit facility incurred by one or more of the Company’s subsidiaries that are not obligors with respect to the Amended Credit Facility, the 6.25% and 7.0% Notes or the Existing Notes and which will be guaranteed by the Company, its subsidiaries that guarantee the Amended Credit Facility, the 6.25% and 7.0% Notes and the Existing Notes and certain of the Company’s non-guarantor subsidiaries (the “Additional Credit Facility”), on specified terms in an aggregate principal amount up to approximately $855 million. Upon establishment of the Additional Credit Facility, the Company will prepay indebtedness, and reduce commitments, under the Amended Credit Facility, in an amount equal to the aggregate commitments in respect of the Additional Credit Facility.
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

Notes to Consolidated Financial Statements – (Continued)

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
As of June 30, 2020, $1.9 billion was outstanding under the Amended Credit Facility and the interest rate on the outstanding balance was 2.55%.
The amount of stand-by letters of credit (“LOC”) issued under the prior credit facility as well as the Amended Credit Facility reduced the credit amount available. As of both June 30, 2020 and December 31, 2019, there was $16 million of outstanding stand-by LOCs issued under the facilities.
In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, which may be terminated at any time by the lender. As of June 30, 2020 and December 31, 2019, there were no borrowings outstanding.
Note 5 – Capital Stock
Preferred Stock and Warrants
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
We issued and sold (1) to the Apollo Purchaser, pursuant to the Apollo Investment Agreement, 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase 4.2 million shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for an aggregate purchase price of $588 million and (2) to the Silver Lake Purchaser, pursuant to the Silver Lake Investment Agreement, 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of Common Stock, for an aggregate purchase price of $588 million. At closing, we paid certain fees in an aggregate amount of $12 million to affiliates of the Apollo Purchaser and the Silver Lake Purchaser. On the terms and subject to the conditions set forth in the Investment Agreements, from and after the closing, (1) each of the Apollo Purchaser and the Silver Lake Purchaser designated one representative who was appointed to the Board of Directors of the Company (the “Board”) and (2) the Apollo Purchaser appointed one non-voting observer to the Board, in each case until such time as the applicable Purchaser and its Permitted Transferees (as defined in the Investment Agreements) no longer beneficially own (a) at least 50% of the shares of Series A Preferred Stock purchased by the applicable Purchaser under the Investment Agreement (unless the applicable Purchaser holds less than 50% of the shares of Series A Preferred Stock as a result of redemptions by the Company, in which case the reference to 50% shall be replaced with a reference to 20%) and (b) Warrants and/or Common Stock for which the Warrants were exercised that represent in the aggregate and on an as exercised basis, at least 50% of the shares underlying the Warrants purchased by the applicable Purchaser under the Investment Agreement.
The Investment Agreements (including the forms of Certificate of Designations, Warrants and Registration Rights Agreement) contain other customary covenants and agreements, including certain standstill provisions and customary preemptive rights.
Certificate of Designations for Series A Preferred Stock. Dividends on each share of Series A Preferred Stock accrue daily on the Preference Amount (as defined below) at the then-applicable Dividend Rate (as defined below) and are payable semi-annually in arrears. As used herein, “Dividend Rate” with respect to the Series A Preferred Stock means (a) from the closing until the day immediately preceding the fifth anniversary of the closing, 9.5% per annum, (b) beginning on each of the fifth, sixth and seventh anniversaries of the closing, the then-applicable Dividend Rate shall be increased by 100 basis points on each such yearly anniversary, and (c) beginning on each of the eighth and ninth anniversaries of the closing date, the then-applicable Dividend Rate shall be increased by 150 basis points on each such yearly anniversary. The Dividend Rate is also subject to certain adjustments if the Company incurs indebtedness causing its leverage to exceed certain thresholds. Dividends are payable (a) until the third anniversary of the closing, either in cash or through an accrual of unpaid dividends (“Dividend Accrual”), at the Company’s option, (b) from the third anniversary of the closing until the sixth anniversary of the closing, either in cash or in a combination of cash and Dividend Accrual (with no more than 50% of the total amount of such Dividend being paid through a Dividend Accrual), at the Company’s option and (c) thereafter, in cash.

Notes to Consolidated Financial Statements – (Continued)

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
The Series A Preferred Stock is classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. However, such events that could cause the Series A Preferred Stock to become redeemable are not considered probable of occurring. As of June 30, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). The Series A Preferred Stock accumulated and we paid $17 million (or $14.02 per share of Series A Preferred Stock) of total dividends during the three and six months ended June 30, 2020.
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

Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared the following dividends during the periods presented:

Notes to Consolidated Financial Statements – (Continued)

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Six Months Ended June 30, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019

During the second quarter of 2020, we suspended quarterly dividends on our common stock. We do not expect to declare future dividends on our common stock, at least until the current economic and operating environment improves.
Treasury Stock
As of June 30, 2020, the Company’s treasury stock was comprised of approximately 123.4 million common stock and 7.3 million Class B shares. As of December 31, 2019, the Company’s treasury stock was comprised of approximately 119.6 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. During the six months ended June 30, 2020, we repurchased, through open market transactions, 3.4 million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average repurchase price of $109.88 per share. As of June 30, 2020, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at June 30, 2020 of $17 million ($22 million before tax) and $15 million ($19 million before tax) at December 31, 2019 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See Note 4 – Debt for more information.
Note 6 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$(736)	$183	$(2,037)	$80
Preferred stock dividend	(17)	—	(17)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(753)	$183	$(2,054)	$80
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(5.34)	$1.23	$(14.57)	$0.54
Diluted	(5.34)	1.21	(14.57)	0.53
Weighted average number of shares outstanding (000's):
Basic	141,072	149,049	140,947	148,468
Dilutive effect of:
Options to purchase common stock	—	1,893	—	1,944
Other dilutive securities	—	619	—	645
Diluted	141,072	151,561	140,947	151,057

Notes to Consolidated Financial Statements – (Continued)

Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and common stock warrants from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For both of the three and six months ended June 30, 2020, approximately 26 million of outstanding stock awards and common stock warrants have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For both of the three and six months ended June 30, 2019, approximately 5 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Restructuring and Related Reorganization Charges
In February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, during the second quarter of 2020, the Company has continued to implement actions beyond our initial commitments. As a result, we recognized $53 million and $128 million in restructuring and related reorganization charges during the three and six months ended June 30, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 and into 2021 of approximately $60 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $4 million and $14 million in restructuring and related reorganization charges during the three and six months ended June 30, 2019, which were primarily related to severance and benefits.
The following table summarizes the restructuring and related reorganization activity for the six months ended June 30, 2020:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2020	$11	$6	$17
Charges	122	6	128
Payments	(65)	(12)	(77)
Accrued liability as of June 30, 2020	$68	$—	$68

Note 8 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2020, the effective tax rate was a 22.3% benefit on a pre-tax loss, compared to a 20.4% expense on a pre-tax income for the three months ended June 30, 2019. The change in the effective tax rate was primarily due to discrete tax benefits in the prior year period.
For the six months ended June 30, 2020, the effective tax rate was a 12.1% benefit on a pre-tax loss, compared to a 7.2% expense on a pre-tax income for the six months ended June 30, 2019. The change in the effective tax rate was primarily driven by the nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses in the first quarter of 2020.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. We filed a protest with the Internal Revenue Service (“IRS”) for our 2011 to 2013 tax years and our case has been forwarded to appeals. We are under examination by the IRS for our 2014 to 2016 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS and formally

Notes to Consolidated Financial Statements – (Continued)

protested the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-seven of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-three dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $59 million and $48 million as of June 30, 2020 and December 31, 2019, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed

Notes to Consolidated Financial Statements – (Continued)

on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. The appeal was heard on July 20-21, 2020 and the parties await a ruling. The court has yet to set a date for a separate trial regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
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
Corporate and Eliminations also includes unallocated corporate functions and expenses as well as Bodybuilding.com subsequent to our acquisition in July 2019 through its sale in May 2020. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below.
The following tables present our segment information for the three and six months ended June 30, 2020 and 2019. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$463	$68	$15	$20	$566
Intersegment revenue	—	—	3	(3)	—
Revenue	$463	$68	$18	$17	$566
Adjusted EBITDA	$(203)	$(128)	$(16)	$(89)	$(436)
Depreciation	(136)	(34)	(3)	(18)	(191)
Amortization of intangible assets	—	—	—	(41)	(41)
Impairment of goodwill	—	—	—	(20)	(20)
Impairment of intangible assets	—	—	—	(10)	(10)
Stock-based compensation	—	—	—	(54)	(54)
Legal reserves, occupancy tax and other	—	—	—	(8)	(8)
Restructuring and related reorganization charges	—	—	—	(53)	(53)
Realized (gain) loss on revenue hedges	(36)	—	—	—	(36)
Operating loss	$(375)	$(162)	$(19)	$(293)	(849)
Other expense, net					(104)
Loss before income taxes					(953)
Provision for income taxes					213
Net loss					(740)
Net loss attributable to non-controlling interests					4
Net loss attributable to Expedia Group, Inc.					(736)
Preferred stock dividend					(17)
Net loss attributable to Expedia Group, Inc. common stockholders					$(753)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,333	$657	$163	$—	$3,153
Intersegment revenue	—	—	88	(88)	—
Revenue	$2,333	$657	$251	$(88)	$3,153
Adjusted EBITDA	$548	$130	$20	$(130)	$568
Depreciation	(127)	(27)	(3)	(19)	(176)
Amortization of intangible assets	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	(59)	(59)
Legal reserves, occupancy tax and other	—	—	—	(4)	(4)
Restructuring and related reorganization charges	—	—	—	(4)	(4)
Realized (gain) loss on revenue hedges	(4)	(4)	—	—	(8)
Operating income (loss)	$417	$99	$17	$(268)	265
Other expense, net					(30)
Income before income taxes					235
Provision for income taxes					(48)
Net income					187
Net income attributable to non-controlling interests					(4)
Net income attributable to Expedia Group, Inc.					$183

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,045	$553	$118	$59	$2,775
Intersegment revenue	—	—	54	(54)	—
Revenue	$2,045	$553	$172	$5	$2,775
Adjusted EBITDA	$(181)	$(102)	$(17)	$(212)	$(512)
Depreciation	(264)	(66)	(6)	(40)	(376)
Amortization of intangible assets	—	—	—	(85)	(85)
Impairment of goodwill	—	—	—	(785)	(785)
Impairment of intangible assets	—	—	—	(131)	(131)
Stock-based compensation	—	—	—	(109)	(109)
Legal reserves, occupancy tax and other	—	—	—	13	13
Restructuring and related reorganization charges	—	—	—	(128)	(128)
Realized (gain) loss on revenue hedges	(27)	(3)	—	—	(30)
Operating loss	$(472)	$(171)	$(23)	$(1,477)	(2,143)
Other expense, net					(289)
Loss before income taxes					(2,432)
Provision for income taxes					295
Net loss					(2,137)
Net loss attributable to non-controlling interests					100
Net loss attributable to Expedia Group, Inc.					(2,037)
Preferred stock dividend					(17)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,054)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,234	$1,213	$315	$—	$5,762
Intersegment revenue	—	—	173	(173)	—
Revenue	$4,234	$1,213	$488	$(173)	$5,762
Adjusted EBITDA	$743	$202	$44	$(245)	$744
Depreciation	(255)	(54)	(6)	(37)	(352)
Amortization of intangible assets	—	—	—	(104)	(104)
Stock-based compensation	—	—	—	(115)	(115)
Legal reserves, occupancy tax and other	—	—	—	(14)	(14)
Restructuring and related reorganization charges	—	—	—	(14)	(14)
Realized (gain) loss on revenue hedges	(6)	(5)	—	—	(11)
Operating income (loss)	$482	$143	$38	$(529)	134
Other expense, net					(40)
Income before income taxes					94
Provision for income taxes					(7)
Net income					87
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$80

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Business Model:
Merchant	$368	$1,758	$1,708	$3,193
Agency	105	1,047	667	1,889
Advertising, media and other	93	348	400	680
Total revenue	$566	$3,153	$2,775	$5,762
Service Type:
Lodging	$487	$2,204	$2,029	$3,893
Air	(70)	228	39	476
Advertising and media	25	284	228	549
Other(1)	124	437	479	844
Total revenue	$566	$3,153	$2,775	$5,762

(1)
Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $20 million and $59 million during the three and six months ended June 30, 2020 related to Bodybuilding.com, which was sold in May 2020.

Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Notes to Consolidated Financial Statements – (Continued)

Note 11 – Subsequent Events
Issuance of Senior Notes
On July 14, 2020, we privately placed $500 million of unsecured 3.600% senior notes due December 2023 (the “3.6% Notes”) and $750 million of unsecured 4.625% senior notes due August 2027 (the “4.625% Notes” and, together with the 3.6% Notes, the “3.6% and 4.625% Notes”). The 3.6% Notes were issued at a price of 99.922% of the aggregate principal amount. Interest is payable on the 3.6% Notes semi-annually in arrears in June and December of each year, beginning December 15, 2020. The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable on the 4.625% Notes semi-annually in arrears in February and August of each year, beginning February 1, 2021. The 3.6% and 4.625% Notes are guaranteed by certain subsidiaries of Expedia Group. We expect to use the net proceeds to redeem outstanding shares of its 9.5% Series A Preferred Stock after May 5, 2021, when the redemption premium is scheduled to decrease. Depending on business, liquidity and other trends or conditions, however, we may elect to use all or part of the proceeds for other general corporate purposes, which may include repaying, prepaying, redeeming or repurchasing other indebtedness in lieu of or pending such redemption.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A, “Risk Factors,” in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 23, 2020, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 21, 2020, as well as those discussed in the Risk Factor section and elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
Trends
The widespread outbreak of the COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the travel industry. COVID-19 has forced many of our supply partners, particularly airlines and hotels, to operate at significantly reduced service levels, and has negatively impacted consumer sentiment and consumers ability to travel. Our financial and operating results for the first half of 2020 were significantly impacted due to the decrease in travel demand related to COVID-19.

As the spread of the virus has been contained to varying degrees in certain countries over the past few months, some travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the declines in travel bookings and in cancellation rates compared to the March and April 2020 time period, however, travel booking volume remains significantly below prior year levels and cancellation levels remain elevated compared to pre-COVID levels.
During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel. In addition, the degree of containment of the virus, and the recovery in travel, has varied country to country. We expect that to remain the case in the near-term. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
COVID-19 has also had broader economic impacts, including a significant increase in unemployment levels and reduction in economic activity, which could lead to a recession, and further reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 are temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings when business conditions return to more normalized levels. Overall, we now expect to exceed $500 million in annualized run-rate fixed cost savings, and we continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company.
As a result of the cost savings effort launched prior to COVID-19 and additional cost reductions during COVID-19 that we expect to remain in place, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the first six months of 2020, lodging accounted for 73%. As a result of the COVID-19 outbreak and impact on travel demand, room nights declined 81% in the second quarter of 2020, and 51% in the first six months of 2020. Many hotel partners were forced to shut a number of properties due to the virus, and some remain closed. The timing of hotel operations returning to normal levels, and recovery in consumer sentiment on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites increased 1% in the second quarter and was flat in the first half of 2020. During the second quarter of 2020, ADRs for our Vrbo business increased year-over-year at a higher rate than in prior quarters and Vrbo accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period. This was offset by declines in hotel ADRs.
The uncertain environment related to COVID-19, and the potential for a higher degree of discounting activity due to the lower travel demand, could result in continued hotel ADR declines for a period of time. Similarly, fluctuations in supply and demand for alternative accommodations, could impact ADRs for Vrbo. In addition, travel restrictions and shift in consumer behavior during COVID-19 that impact the mix of our lodging bookings across geographies and types of accommodations could impact total ADRs. Given these dynamics, it is difficult to predict ADR trends in the near-term.
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
We have continued to add supply to our global lodging marketplace with over 1.7 million properties on our global websites as of June 30, 2020, including over 805,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of June 30, 2020, there are over 2.1 million online bookable listings available on Vrbo. In addition, we have actively moved to integrate Vrbo listings into our global Retail services, as well as directly add alternative accommodation listings to our offerings, to position our key global brands to offer a full range of lodging options for consumers.
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. As some travel restrictions were lifted during the second quarter of 2020, air passenger traffic declines moderated, but to a lesser degree than lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined approximately 95% in April 2020 compared to prior year levels and have since moderated to down approximately 73% as of mid-July 2020. In addition, the International Air Transport Association (“IATA”) currently expects airline passenger traffic to decline 55% in 2020 compared to 2019 levels. For 2021, IATA estimates traffic to increase 62% compared to 2020, representing a decline of nearly 30% compared to 2019 levels.
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
Air ticket volumes increased 5% in 2018 and 7% in 2019. In the first half of 2020, air ticket volumes declined 55%. As a percentage of our total worldwide revenue in the first half of 2020, air accounted for 1%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2020, we generated $228 million of advertising and media revenue, a 58% decline from the same period in 2019, representing 8% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies have dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover. In response, trivago has significantly reduced its marketing spend and taken additional actions to lower operating expenses. We expect trivago to continue to experience significant pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in marketing spend.
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
We have recently shifted to managing our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. Over time, intense competition historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. During 2020, we have increased our focus on opportunities to increase marketing efficiency, drive a higher proportion of transactions through direct channels and improve the balance of transaction growth and profitability.
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Vrbo portfolio, Expedia Partner Solutions and Egencia brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and the Wotif portfolio of brands are focused principally on the Australia and New Zealand markets. We own a majority share of trivago, a leading metasearch company. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Trip.com and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first half of 2020, approximately 36% of worldwide revenue was through international points of sale. Our strategy is focused on continuing to grow our international market share, and over the longer term we aim to increase our mix of international revenue as we execute to strengthen our brands and products in key international markets.
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
Due to COVID-19, which impacted travel bookings in the first half of 2020 and led to significant cancellations for future travel, we do not expect our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During the first quarter of 2020, as a result of the significant turmoil related to COVID-19, we concluded that sufficient indicators existed to require us to perform an interim impairment assessment. In addition, during the second quarter of 2020, due to a recent decision to streamline operations for a smaller brand within our Retail segment, we performed another targeted interim impairment assessment. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired.
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
For additional information on our goodwill and intangible asset impairments recorded as a result of our interim impairment testing during the first six months of 2020, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements.
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
Recent developments include:

•
City of San Antonio, Texas Litigation. On July 6, 2020, the United States Fifth Circuit Court of Appeals denied plaintiffs’ petition for rehearing en banc of the decision affirming the district court’s award of over $2 million in appeal bond costs against the city.

•
Palm Beach, Florida Litigation. The Florida Fourth District Court of Appeals denied the plaintiff’s motions for rehearing, rehearing en banc and certification to the Florida Supreme Court as to the non-HomeAway defendants on June 3, 2020. On July 1, 2020, the plaintiff filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court.

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $59 million as of June 30, 2020, and $48 million as of December 31, 2019.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Gross bookings	$2,713	$28,292	(90)%	$20,598	$57,701	(64)%
Revenue margin (1)	20.9%	11.1%		13.5%	10.0%
 ____________________________

(1)
trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.

During the three and six months ended June 30, 2020, gross bookings decreased 90% and 64%, respectively, compared to the same periods in 2019, resulting from the impacts of the COVID-19 pandemic.
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
In April 2020, as COVID-19 spread globally, cancellations exceeded new bookings, and, as a result, total gross bookings were negative for the month. Subsequently, as the virus was contained to varying degrees in certain countries and certain travel restrictions were lifted, the decline in new bookings slowed and cancellation rates moderated. Gross bookings turned positive in May 2020 and the year-over-year decline moderated further in June 2020, led by growth at Vrbo, Expedia Group's alternative accommodation business.
Revenue margin for the three months ended June 30, 2020 was higher than the prior period due in part to the significant lodging cancellations, which reduced gross bookings, creating an unusual mix of bookings and revenue in the quarter. Current period revenue margins are not indicative of our future expectations.

Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$463	$2,333	(80)%	$2,045	$4,234	(52)%
B2B	68	657	(90)%	553	1,213	(54)%
trivago (Third-party revenue)	15	163	(91)%	118	315	(63)%
Corporate (Bodybuilding.com)	20	—	N/A	59	—	N/A
Total revenue	$566	$3,153	(82)%	$2,775	$5,762	(52)%
Revenue decreased 82% and 52% for the three and six months ended June 30, 2020, compared to the same periods in 2019. Revenue grew for both January and February 2020 before significantly declining year-over-year in March 2020. In the second quarter of 2020, revenue declined significantly year-over-year in both April and May 2020, and the decline moderated in June 2020 due to the improved trends in the lodging business.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$487	$2,204	(78)%	$2,029	$3,893	(48)%
Air	(70)	228	N/A	39	476	(92)%
Advertising and media(1)	25	284	(91)%	228	549	(58)%
Other	124	437	(72)%	479	844	(43)%
Total revenue	$566	$3,153	(82)%	$2,775	$5,762	(52)%
____________________________

(1)	Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue decreased 78% and 48% for the three and six months ended June 30, 2020, compared to the same periods in 2019, on an 81% and 51% decrease in room nights stayed in the respective periods, partially offset by a 15% and 6% increase in revenue per room night in the respective periods.
Air revenue, which is recognized when booked net of an estimate of cancellations, was negative in the second quarter of 2020 due to several revenue offsets that exceed new booked revenue in the quarter. The negative impacts to revenue included significantly elevated cancellations, which were higher than estimated cancellations of previous period bookings, higher than previously anticipated cash refunds to customers for certain cancellations, as well as a reduction to previously estimated and recognized volume-based revenues due to lower ticket volumes. Air tickets sold declined 85%, in the second quarter of 2020, reflecting the adverse impact of COVID-19 on demand for air travel. Air revenue declined 92% for the six months ended June 30, 2020, compared to the same period in 2019, reflecting the adverse impact of COVID-19 on air travel.
Advertising and media revenue decreased 91% and 58% for the three and six months ended June 30, 2020, compared to the same periods in 2019, due to declines at trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com (during the period of our ownership of July 2019 to May 2020), decreased 72% and 43% for the three and six months ended June 30, 2020, compared to the same periods in 2019. The decline in all other revenue was more modest than the decrease in total revenue mainly due to the inorganic benefit related to Bodybuilding.com.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$368	$1,758	(79)%	$1,708	$3,193	(47)%
Agency	105	1,047	(90)%	667	1,889	(65)%
Advertising, media and other	93	348	(73)%	400	680	(41)%
Total revenue	$566	$3,153	(82)%	$2,775	$5,762	(52)%
Merchant revenue decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the decrease in merchant hotel revenue driven by a decrease in room nights stayed, partially offset by an increase in Vrbo merchant alternative accommodations revenue.
Agency revenue decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the decline in agency hotel and air as well as Vrbo agency alternative accommodations revenue.
Advertising, media and other decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to declines in advertising revenue, partially offset by the inorganic impact of Bodybuilding.com.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Direct costs	$254	$345	(26)%	$722	$680	6%
Personnel and overhead	135	155	(13)%	296	310	(5)%
Total cost of revenue	$389	$500	(22)%	$1,018	$990	3%
% of revenue	68.8%	15.9%		36.7%	17.2%
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
Cost of revenue decreased $111 million during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a decline in merchant fees resulting from lower transaction volumes as well as a decrease in personnel costs, partially offset by the an inorganic impact related to Bodybuilding.com and an increase in bad debt reserves related to future collection risk from the impact of COVID-19.
Cost of revenue increased $28 million during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in bad debt expense, an inorganic impact related to the Bodybuilding.com acquisition and higher cloud expenses, partially offset by a decrease in merchant fees resulting from lower volumes and a decrease in personnel costs.

Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Direct costs	$95	$1,382	(93)%	$1,054	$2,643	(60)%
Indirect costs	201	261	(23)%	452	521	(13)%
Total selling and marketing	$296	$1,643	(82)%	$1,506	$3,164	(52)%
% of revenue	52.2%	52.1%		54.3%	54.9%
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
Selling and marketing expenses decreased $1.3 billion and $1.7 billion during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a decrease in direct costs driven by a significant reduction in marketing spend in March 2020 and continuing into the second quarter of 2020 related to the impact on travel demand from COVID-19, as well as lower personnel costs.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$186	$235	(21)%	$405	$463	(12)%
Other	69	69	1%	158	138	15%
Total technology and content	$255	$304	(16)%	$563	$601	(6)%
% of revenue	45.2%	9.6%		20.3%	10.4%
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
Technology and content expense decreased $49 million and $38 million during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily reflecting lower personnel costs. The decrease in the year-to-date period was partially offset by higher software license costs.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$113	$148	(23)%	$246	$286	(14)%
Professional fees and other	39	57	(33)%	93	103	(10)%
Total general and administrative	$152	$205	(26)%	$339	$389	(13)%
% of revenue	26.8%	6.5%		12.2%	6.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services including legal, tax and accounting.
General and administrative expense decreased $53 million and $50 million during the three and six months ended June 30, 2020, compared to the same periods in 2019, mainly driven by lower personnel costs, professional fees and lower stock-based compensation.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Depreciation	$191	$176	9%	$376	$352	7%
Amortization of intangible assets	41	52	(21)%	85	104	(18)%
Total depreciation and amortization	$232	$228	2%	$461	$456	1%
Depreciation increased $15 million and $24 million during the three and six months ended June 30, 2020, compared to the same periods in 2019, due to depreciation related to our new headquarters and higher internal-use software and website development depreciation, partially offset by lower data center depreciation. Amortization of intangible assets decreased $11 million and $19 million during the three and six months ended June 30, 2020, compared to the same periods in 2019 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Goodwill and Intangible Assets

During three months ended March 31 2020, as a result of the significant negative impact related to the COVID-19, which has had a severe effect on the entire global travel industry, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill and long-lived assets. As a result, we recognized goodwill impairment charges of $765 million and intangible asset impairment charges of $121 million. In addition, during the three months ended June 30, 2020, we recognized goodwill impairment charges of $20 million and intangible asset impairment charges of $10 million related to a recent decision to streamline operations for a smaller brand within our Retail segment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$8	$4	75%	$(13)	$14	N/A
% of revenue	1.3%	0.1%		(0.5)%	0.2%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the six months ended June 30, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes. During the three and six months ended June 30, 2019, we received a $10 million refund of prepaid pay-to-play amounts from the State of Hawaii in connection with the general excise tax litigation resulting in a corresponding benefit during the period, which nets down increases in reserves for other matters.
Restructuring and Related Reorganization Charges
In late February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, during the second quarter of 2020, the Company has continued to implement actions beyond our initial commitments. As a result, we recognized $53 million and $128 million in restructuring and related reorganization charges during the three and six months ended June 30, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 and into 2021 of approximately $60 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $4 million and $14 million in restructuring and related reorganization charges during the three and six months ended June 30, 2019, which were primarily related to severance and benefits.

Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$(849)	$265	N/A	$(2,143)	$134	N/A
% of revenue	(149.9)%	8.4%		(77.3)%	2.3%
During the three and six months ended June 30, 2020, we had operating losses of $849 million and $2.1 billion, compared to operating income of $265 million and $134 million for the same periods in 2019, primarily due to declining revenue in the current year periods resulting from the COVID-19 pandemic as well as the intangible impairment charges mentioned above.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Retail	$(203)	$548	N/A	$(181)	$743	N/A
B2B	(128)	130	N/A	(102)	202	N/A
trivago	(16)	20	N/A	(17)	44	N/A
Unallocated overhead costs (Corporate) (1)	(89)	(130)	(31)%	(212)	(245)	(13)%
Total Adjusted EBITDA (2)	$(436)	$568	N/A	$(512)	$744	N/A
 ____________________________

(1)	Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition on July 26, 2019.

(2)	Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 10 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above.
Our Retail, B2B and trivago segment Adjusted EBITDA all declined during the three and six months ended June 30, 2020, compared to the same periods in 2019, resulting from impacts of the COVID-19 pandemic as revenue decreased for the current year period, partially offset by a decline in direct sales and marketing expense.
Unallocated overhead costs decreased $41 million and $33 million during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower general and administrative expenses.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Interest income	$3	$17	(78)%	$13	$28	(52)%
Interest expense	(95)	(39)	142%	(145)	(80)	81%

Interest income decreased for the three and six months ended June 30, 2020, compared to the same periods in 2019, as a result of lower rates of return. Interest expense increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, as a result of additional interest on the $1.25 billion senior unsecured notes issued in September 2019, the $2.75 billion senior unsecured notes issued in May 2020 as well our $1.9 billion draw on our revolving credit facility in March 2020.

Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in millions)
Foreign exchange rate gains (losses), net	$(3)	$2	$42	$(12)
Gains (losses) on minority equity investments, net	(7)	(10)	(195)	12
Other	(2)	—	(4)	12
Total other, net	$(12)	$(8)	$(157)	$12
During the six months ended June 30, 2020, losses on minority equity investments, net included $134 million of impairment losses related to a minority investment as well as $60 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(213)	$48	N/A	$(295)	$7	N/A
Effective tax rate	22.3%	20.4%		12.1%	7.2%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete tax items.
For the three months ended June 30, 2020, the effective tax rate was a 22.3% benefit on a pre-tax loss, compared to a 20.4% expense on a pre-tax income for the three months ended June 30, 2019. The change in the effective tax rate was primarily due to discrete tax benefits in the prior year period.
For the six months ended June 30, 2020, the effective tax rate was a 12.1% benefit on pre-tax loss, compared to 7.2% expense on pre-tax income for the six months ended June 30, 2019. The decrease in the effective tax rate was primarily driven by the nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses in the first quarter of 2020.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. We filed a protest with the Internal Revenue Service (“IRS”) for our 2011 to 2013 tax years and our case has been forwarded to appeals. We are under examination by the IRS for our 2014 to 2016 tax years. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the proposed adjustments and formally protested the IRS position. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which, along with earlier issued IRS guidance, provides for deferral of certain taxes. The CARES Act, among other things, also contains numerous provisions which may benefit the Company. We continue to assess the effect of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$(736)	$183	$(2,037)	$80
Net income (loss) attributable to non-controlling interests	(4)	4	(100)	7
Provision for income taxes	(213)	48	(295)	7
Total other expense, net	104	30	289	40
Operating income (loss)	(849)	265	(2,143)	134
Gain (loss) on revenue hedges related to revenue recognized	36	8	30	11
Restructuring and related reorganization charges	53	4	128	14
Legal reserves, occupancy tax and other	8	4	(13)	14
Stock-based compensation	54	59	109	115
Depreciation and amortization	232	228	461	456
Impairment of goodwill	20	—	785	—
Impairment of intangible assets	10	—	131	—
Adjusted EBITDA	$(436)	$568	$(512)	$744
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our revolving credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.5 billion and $3.8 billion at June 30, 2020 and December 31, 2019. As of June 30, 2020, the total cash and cash equivalents and short-term investments held outside the United States was $861 million ($602 million in wholly-owned foreign subsidiaries and $259 million in majority-owned subsidiaries).
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In order to best position the Company to navigate our temporary working capital changes and depressed revenue, we have taken a number of actions to bolster our liquidity and preserve financial flexibility, including:

•	Suspension of Share Repurchases. We have not repurchased any shares since our earnings call on February 13, 2020, and have suspended future share repurchases.

•	Suspension of Quarterly Dividends. We do not expect to declare quarterly dividends on our common stock, at least until the current economic and operating environment improves.

•
Credit Facility Draw. On March 18, 2020, we increased our cash on hand by borrowing $1.9 billion under our $2 billion revolving credit facility. The revolving credit facility bore interest at 2.55% as of June 30, 2020. The proceeds from the draw are available to be used for general corporate purposes, including working capital. This existing revolving credit facility was subsequently amended in May 2020 as discussed below.

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

On July 14, 2020, we privately placed $500 million of unsecured 3.600% senior notes due December 2023 (the “3.6% Notes”) and $750 million of unsecured 4.625% senior notes due August 2027 (the “4.625% Notes” and, together with the 3.6% Notes, the “3.6% and 4.625% Notes”). The 3.6% Notes were issued at a price of 99.922% of the aggregate principal amount. Interest is payable on the 3.6% Notes semi-annually in arrears in June and December of each year, beginning December 15, 2020. The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable on the 4.625% Notes semi-annually in arrears in February and August of each year, beginning February 1, 2021. We expect to use the net proceeds to redeem outstanding shares of its 9.5% Series A Preferred Stock after May 5, 2021, when the redemption premium is scheduled to decrease. Depending on business, liquidity and other trends or conditions, however, we may elect to use all or part of the proceeds for other general corporate purposes, which may include repaying, prepaying, redeeming or repurchasing other indebtedness in lieu of or pending such redemption.

•
Credit Facility Amendment. In connection with the issuance of the Notes and private placement transaction, on May 4, 2020, we executed a restatement agreement, which amends and restates our existing revolving credit facility (as amended and restated, the “Amended Credit Facility”) to, among other things, provide additional flexibility under pliable covenant provisions.

Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2020, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” The April 2020 rating agency downgrades were in connection with the severe disruption to global travel caused by the COVID-19 pandemic. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% and 7.0% Notes issued in May 2020 as well as on the 3.6% and 4.625% issued in July 2020 will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2020, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt, which was comprised of $750 million in registered senior unsecured notes due in August 2020 that bear interest at 5.95%, $500 million in registered senior unsecured notes due in August 2024 that bear interest at 4.5%, Euro 650 million of registered senior unsecured notes due in June 2022 that bear interest at 2.5%, $750 million of registered senior unsecured notes due in February 2026 that bear interest at 5.0%, $1 billion of registered senior unsecured notes due in February 2028 that bear interest at 3.8%, $1.25 billion in registered senior unsecured notes due in February 2030 that bear interest at 3.25%, $2 billion of registered senior unsecured notes due in May 2025 that bear interest at 6.25% and $750 million of registered senior unsecured notes due in May 2025 that bear interest at 7.0%.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. With the impacts of the COVID-19 pandemic, including the high degree of cancellations and customer refunds and the lower new bookings in the merchant business model, these seasonal influences and the working capital source of cash to us has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow in the first half of 2020. The full duration and total impact of COVID-19, and how the recovery will unfold, remains difficult to predict. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, Expedia Group has taken several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. In addition, certain capital expenditures have been deferred, including temporarily halting construction on several real estate projects, and we continue to evaluate opportunities to defer other capital expenditures that are not critical to our operations. After temporarily halting construction on our new headquarters during initial quarantine order, we have restarted construction. We expect to spend approximately $900 million in total for the project. Of the total, approximately $680 million was spent between 2016 and 2019, and approximately $115 million was spent during the first half of 2020. Due to the delays related to COVID-19, we now expect the project to be complete in the first half of 2021.
Our cash flows are as follows:

	Six months ended June 30,
	2020	2019	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$(2,630)	$3,287	$(5,917)
Investing activities	(341)	(1,166)	825
Financing activities	5,333	34	5,299
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(93)	20	(113)
For the six months ended June 30, 2020, net cash used in operating activities was $2.6 billion compared to cash provided by operations of $3.3 billion for the six months ended June 30, 2019 with the change due to a significant use of cash for working capital changes in the current year compared to a prior year cash benefit from working capital driven by the COVID-19 pandemic as well as a decline operating income after adjusting for impacts of depreciation, amortization and impairments. The largest driver of the swing in working capital relates to a significant use of cash for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to an increase from deferred merchant bookings in the prior year period.
For the six months ended June 30, 2020 cash used by investing activities was $341 million compared to cash used in investing activities of $1,166 million for the six months ended June 30, 2019. The change was due to net sales and maturities of investments of $76 million during the current year period compared to net purchases of investments of $609 million in the prior year.
For the six months ended June 30, 2020, cash provided by financing activities primarily included $2.7 billion of net proceeds from the issuance of the 6.25% and 7.0% Notes issued in May 2020, $1.9 billion of proceeds from our revolving credit facility draw, $1.1 billion of net proceeds from our private equity investment as well as $96 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were partially offset by cash paid to acquire shares of $414 million, including the repurchased shares in the first quarter of 2020 and treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $65 million. For the six months ended June 30, 2019, cash provided by financing activities primarily included $156 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash dividend payments of $95 million and treasury stock activity related to the vesting of equity instruments of $29 million.

During the first six months of 2020 and 2019, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Six Months Ended June 30, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
During the second quarter of 2020, we paid $17 million (or $14.02 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. The Company does not expect to make future quarterly dividend payments on our common stock, at least until the current economic and operating environment improves. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2020 of $93 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the period. Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2019 of $20 million reflecting a net appreciation in foreign currencies during the period and higher foreign-denominated cash balances.
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

	June 30, 2020	December 31, 2019
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$7,891	$6,185
Non-Current Assets	9,904	10,320
Current Liabilities	6,649	9,486
Non-Current Liabilities	9,346	4,710
Series A Preferred Stock	1,022	—

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Combined Statements of Operations Information:
Revenue	$2,266	$9,463
Operating income (loss) (2)	(1,565)	420
Net income (loss)	(1,527)	195
Net income (loss) attributable to Obligors	(1,544)	198

(1)	Current assets include intercompany receivables with non-guarantors of $894 million as of June 30, 2020 and $1.0 billion as of December 31, 2019.

(2)	Operating income (loss) includes intercompany expenses with non-guarantors of $394 million for the six months ended June 30, 2020 and $1.2 billion for the year ended December 31, 2019.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
Other than the interest rate risk changes discussed below, there have been no material changes in our market risk during the three and six months ended June 30, 2020. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk
In May 2020, we privately placed $2 billion of senior unsecured notes due May 2025 that bear interest at 6.25% and $750 million of senior unsecured notes due May 2025 that bear interest at 7.0%. These senior unsecured notes issued in May are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future.
In March 2020, we borrowed $1.9 billion under our $2 billion revolving credit facility in existence at that time, which bore interest based on market rates plus a spread determined by our credit ratings. In May 2020, we executed a restatement agreement, which amended and restated the previous revolving credit facility (the “Amended Credit Facility”), which also bears interest based on market rates plus a spread determined by the amount of the draw, the time frame of the draw, certain financial ratios and our credit ratings. As of June 30, 2020, $1.9 billion remained outstanding under the Amended Credit Facility and the interest rate on the outstanding balance was 2.5%. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On June 9, 2020, plaintiffs filed a petition for rehearing en banc with the Fifth Circuit seeking review of the Fifth Circuit’s decision affirming the district court’s award to the defendant online travel companies of over $2 million in appeal bond costs against the city. On July 6, 2020, the Fifth Circuit denied the petition. On July 13, 2020, the city filed a motion to stay issuance of the court’s mandate, which the Fifth Circuit denied on July 24, 2020. The city has indicated that it intends to file a petition for writ of certiorari to the United States Supreme Court.
State of Mississippi Litigation.  On June 17, 2020, the court heard argument on the parties’ cross motions for summary judgment on damages issues; the parties await a ruling.
Jefferson Parrish, Louisiana Litigation. On May 27, 2020, defendants filed a motion for summary judgment.as to liability issues; on June 24, 2020, plaintiff filed a cross motion for summary judgment as to liability issues. Both motions remain pending.
Palm Beach, Florida Litigation. The Florida Fourth District Court of Appeals denied the plaintiff’s motions for rehearing, rehearing en banc and certification to the Florida Supreme Court as to the non-HomeAway defendants on June 3, 2020. On July 1, 2020, the plaintiff filed a notice to invoke discretionary jurisdiction of the Florida Supreme Court.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Cases against HomeAway.com, Inc. On June 2, 2020, the district court denied plaintiffs’ motion for reconsideration of the court’s denial of plaintiffs’ motion for class certification. On June 3, 2020, the United States Fifth Circuit Court of Appeals denied plaintiffs’ petition for permission to appeal under Fed. R. Civ. P. 23(f). Plaintiffs’ individual claims have been set for trial in July 2021.
Other Legal Proceedings
New York City Litigation. On July 7, 2020, the city amended the ordinance governing hosting platforms in an effort to resolve the litigation.
Helms-Burton Litigation. On May 26, 2020, the court granted Expedia’s motion to dismiss with prejudice in the Del Valle case. The plaintiffs have appealed that ruling to the U.S. Court of Appeals for the Eleventh Circuit and that appeal remains pending. Motions to dismiss have been filed in the Echevarria, Echevarria et al. and Glen actions and remain pending. A motion to dismiss was pending in the Trinidad case, but the plaintiffs filed an amended complaint mooting that motion. A motion to dismiss was re-filed in that case on July 6, 2020 and remains pending.

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
The German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017. On June 4, 2019, the Higher Regional Court Düsseldorf issued its judgment in this matter and ruled that certain parity clauses are in compliance with applicable German and European competition rules and the FCO’s prohibition order against Booking.com was annulled. The decision is not yet final as the FCO has applied to the German Federal Supreme Court to admit an appeal from the decision. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrongdoing having been communicated to the Expedia Group companies to date.
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
The Directorate General for Competition, Consumer Affairs and Repression of Fraud (the “DGCCRF”), a directorate of the French Ministry of Economy and Finance with authority over unfair trading practices, brought a lawsuit in France against Expedia Group companies objecting to certain parity clauses in contracts between Expedia Group companies and French hotels. In May 2015, the French court ruled that certain of the parity provisions in certain contracts that were the subject of the lawsuit were not in compliance with French commercial law but imposed no fine and no injunction. The DGCCRF appealed the decision and, on June 21, 2017, the Paris Court of Appeal published a judgment overturning the decision. The court annulled parity clauses contained in the agreements at issue, ordered the Expedia Group companies to amend their contracts, and imposed a fine. The Expedia Group companies appealed the decision and, on July 8, 2020, the French Cour de cassation overturned the Court of Appeal’s decision.
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
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. The appeal was heard on July 20-21, 2020 and the parties await a ruling. The court has yet to set a date for a separate trial regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings as of December 31, 2019. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
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

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Current Report on Form 8-K, filed with the SEC on April 23, 2020, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 21, 2020, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

4.1	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 2023 Notes		8-K	001-37429	4.1	7/15/2020

4.2	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 2027 Notes.		8-K	001-37429	4.2	7/15/2020

4.3	Registration Rights Agreement, dated as of July 14, 2020, by and among Expedia Group, Inc., the guarantors party thereto and J.P. Morgan Securities LLC relating to the 2023 Notes.		8-K	001-37429	4.3	7/15/2020

4.4	Registration Rights Agreement, dated as of July 14, 2020, by and among Expedia Group, Inc., the guarantors party thereto and J.P. Morgan Securities LLC relating to the 2027 Notes.		8-K	001-37429	4.4	7/15/2020

10.1	Fifth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	App.A	5/7/2020

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

July 30, 2020	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer