Form 10-Q
period 2020-09-30
Expedia Group, Inc.
filed 2020-11-05
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September, 30, 2020
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of October 23, 2020 was:

Common stock, $0.0001 par value per share	135,937,978	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2020

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$1,504	$3,558	$4,279	$9,320
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	375	548	1,393	1,538
Selling and marketing (1)	529	1,646	2,035	4,810
Technology and content (1)	224	304	787	905
General and administrative (1)	134	210	473	599
Depreciation and amortization	220	228	681	684
Impairment of goodwill	14	—	799	—
Impairment of intangible assets	41	—	172	—
Legal reserves, occupancy tax and other	2	11	(11)	25
Restructuring and related reorganization changes	78	2	206	16
Operating income (loss)	(113)	609	(2,256)	743
Other income (expense):
Interest income	3	17	16	45
Interest expense	(113)	(40)	(258)	(120)
Other, net	(1)	(25)	(158)	(13)
Total other expense, net	(111)	(48)	(400)	(88)
Income (loss) before income taxes	(224)	561	(2,656)	655
Provision for income taxes	24	(154)	319	(161)
Net income (loss)	(200)	407	(2,337)	494
Net (income) loss attributable to non-controlling interests	8	2	108	(5)
Net income (loss) attributable to Expedia Group, Inc.	(192)	409	(2,229)	489
Preferred stock dividend	(29)	—	(46)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(221)	$409	$(2,275)	$489

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(1.56)	$2.77	$(16.13)	$3.30
Diluted	(1.56)	2.71	(16.13)	3.24
Shares used in computing earnings (loss) per share (000's):
Basic	141,306	147,232	141,068	148,052
Diluted	141,306	150,635	141,068	150,912
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$9	$9
Selling and marketing	12	11	37	34
Technology and content	15	18	53	56
General and administrative	17	28	57	76
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(200)	$407	$(2,337)	$494
Currency translation adjustments, net of tax(1)	48	(58)	(8)	(56)
Comprehensive income (loss)	(152)	349	(2,345)	438
Less: Comprehensive income (loss) attributable to non-controlling interests	6	(18)	(94)	(13)
Less: Preferred stock dividend	29	—	46	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$(187)	$367	$(2,297)	$451

(1)Currency translation adjustments include tax benefit of $7 million and $8 million associated with net investment hedges for the three and nine months ended September 30, 2020 and tax expense of $7 million and $8 million for the three and nine months ended September 30, 2019.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,353	$3,315
Restricted cash and cash equivalents	725	779
Short-term investments	23	526
Accounts receivable, net of allowance of $118 and $41	839	2,524
Income taxes receivable	110	70
Prepaid expenses and other current assets	685	521
Total current assets	6,735	7,735
Property and equipment, net	2,303	2,198
Operating lease right-of-use assets	598	611
Long-term investments and other assets	606	796
Deferred income taxes	557	145
Intangible assets, net	1,537	1,804
Goodwill	7,343	8,127
TOTAL ASSETS	$19,679	$21,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$581	$1,921
Accounts payable, other	521	906
Deferred merchant bookings	3,247	5,679
Deferred revenue	177	321
Income taxes payable	34	88
Accrued expenses and other current liabilities	1,076	1,050
Current maturities of long-term debt	—	749
Total current liabilities	5,636	10,714
Long-term debt, excluding current maturities	8,176	4,189
Revolving credit facility	650	—
Deferred income taxes	105	56
Operating lease liabilities	522	532
Other long-term liabilities	456	389
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 1,200 and 0	1,022	—
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 259,350 and 256,692; Shares outstanding: 135,906 and 137,076
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,361	12,978
Treasury stock - Common stock and Class B, at cost; Shares 130,720 and 126,893	(10,092)	(9,673)
Retained earnings (deficit)	(1,398)	879
Accumulated other comprehensive income (loss)	(239)	(217)
Total Expedia Group, Inc. stockholders’ equity	1,632	3,967
Non-redeemable non-controlling interests	1,480	1,569
Total stockholders’ equity	3,112	5,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,679	$21,416
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2019	234,102,186	$—	12,799,999	$—	$9,821	97,384,212	$(5,771)	$508	$(216)	$1,565	$5,907
Net income (loss) (excludes $2 of net loss attributable to redeemable non-controlling interest)								409		—	409
Other comprehensive income (loss), net of taxes									(42)	(16)	(58)
Payment of dividends to common stockholders (declared at $0.34 per share)								(50)			(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,428,632	—			121						121
Treasury stock activity related to vesting of equity instruments						23,791	(2)				(2)
Liberty Expedia Holdings transaction	20,745,181	—			2,883	23,876,671	(3,217)				(334)
Common stock repurchases						2,300,944	(300)				(300)
Adjustment to the fair value of redeemable non-controlling interests								(17)			(17)
Other changes in ownership of non-controlling interests					—					6	6
Stock-based compensation expense					58						58
Other					(1)						(1)
Balance as of September 30, 2019	256,275,999	$—	12,799,999	$—	$12,882	123,585,618	$(9,290)	$850	$(258)	$1,555	$5,739

Nine months ended September 30, 2019	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (loss) (excludes $2 of net loss attributable to redeemable non-controlling interest)								489		7	496
Other comprehensive income (loss), net of taxes									(38)	(18)	(56)
Payment of dividends to stockholders (declared at $0.98 per share)								(145)			(145)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,037,832	—			277						277
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						249,417	(31)				(31)
Liberty Expedia Holdings transaction	20,745,181	—			2,883	23,876,671	(3,217)				(334)
Common stock repurchases						2,300,944	(300)				(300)
Adjustment to the fair value of redeemable non-controlling interests								(17)			(17)
Other changes in ownership of non-controlling interests					(3)					19	16
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					177						177
Other					1						1
Balance as of September 30, 2019	256,275,999	$—	12,799,999	$—	$12,882	123,585,618	$(9,290)	$850	$(258)	$1,555	$5,739

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203
Net income (loss)								(192)		(8)	(200)
Other comprehensive income (loss), net of taxes									34	14	48
Proceeds from exercise of equity instruments and employee stock purchase plans	264,728	—			9						9
Treasury stock activity related to vesting of equity instruments						49,640	(5)				(5)
Other changes in ownership of non-controlling interests					(2)					5	3
Stock-based compensation expense					55						55
Other					(1)						(1)
Balance as of September 30, 2020	259,349,660	$—	12,799,999	$—	$13,361	130,720,013	$(10,092)	$(1,398)	$(239)	$1,480	$3,112

Nine months ended September 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(2,229)		(108)	(2,337)
Other comprehensive income (loss), net of taxes									(22)	14	(8)
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Payment of preferred dividends (declared at $14.58 per share)					(17)						(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,657,883	—			105						105
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						442,739	$(49)				(49)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					8					5	13
Stock-based compensation expense					173						173
Other					—	20,630	—				—
Balance as of September 30, 2020	259,349,660	$—	12,799,999	$—	$13,361	130,720,013	$(10,092)	$(1,398)	$(239)	$1,480	$3,112
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(2,337)	$494
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	559	530
Amortization of intangible assets	122	154
Impairment of goodwill and intangible assets	971	—
Amortization of stock-based compensation	156	175
Deferred income taxes	(368)	(58)
Foreign exchange loss on cash, restricted cash and short-term investments, net	27	40
Realized gain on foreign currency forwards	(89)	(4)
Loss on minority equity investments, net	202	13
Provision for credit losses and other, net	144	(16)
Changes in operating assets and liabilities:
Accounts receivable	1,636	(543)
Prepaid expenses and other assets	(219)	—
Accounts payable, merchant	(1,340)	119
Accounts payable, other, accrued expenses and other liabilities	(272)	207
Tax payable/receivable, net	(62)	(6)
Deferred merchant bookings	(2,437)	1,305
Deferred revenue	(142)	16
Net cash provided by (used in) operating activities	(3,449)	2,426
Investing activities:
Capital expenditures, including internal-use software and website development	(669)	(864)
Purchases of investments	(685)	(1,283)
Sales and maturities of investments	1,161	635
Acquisitions, net of cash and restricted cash acquired	—	80
Other, net	86	3
Net cash used in investing activities	(107)	(1,429)
Financing activities:
Revolving credit facility borrowings	2,672	—
Revolving credit facility repayments	(2,022)	—
Proceeds from issuance of long-term debt, net of issuance costs	3,946	1,235
Net proceeds from issuance of preferred stock and warrants	1,132	—
Payment of Liberty Expedia Exchangeable Debentures	—	(400)
Payment of long-term debt	(750)	—
Purchases of treasury stock	(419)	(352)
Payment of dividends to common stockholders	(48)	(145)
Payment of preferred stock dividends	(17)	—
Proceeds from exercise of equity awards and employee stock purchase plan	105	277
Other, net	(28)	(8)
Net cash provided by financing activities	4,571	607
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(31)	(62)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	984	1,542
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,097	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$5,081	$4,247
Supplemental cash flow information
Cash paid for interest	$217	$156
Income tax payments, net	103	216
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, Egencia®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, Expedia Local Expert®, CarRentals.comTM, Expedia® CruiseShipCenters®, Classic Vacations®, Traveldoo®, VacationRentals.com and SilverRailTM. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
During the second and third quarters of 2020, travel booking volumes remained significantly below prior year levels and cancellation levels remain elevated compared to pre-COVID levels. We have seen varying degrees of containment of the virus globally and some signs of travel recovery; however, the degree of containment and the recovery in travel, has varied country to country and there have been instances where cases of COVID-19 have started to increase again after a period of decline. Additionally, travel restrictions and quarantine orders remain in place. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
Due to the high degree of cancellations and customer refunds and lower new bookings in the merchant business model, the Company experienced unfavorable working capital trends and material negative cash flow in the first half of 2020, although the level of negative cash flow moderated as booking trends improved and cancellations stabilized in recent months. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further. For a discussion on incremental credit losses and allowance impacts related to our accounts receivable and prepaid merchant bookings, see Note 2 – Summary of Significant Accounting Policies. For a discussion of goodwill and intangible asset impairments recognized in conjunction with this pandemic, see Note 3 – Fair Value Measurements. For a discussion of recent actions to strengthen our liquidity position in the current environment, see Note 4 – Debt and Note 5 – Capital Stock - Preferred Stock and Warrants.
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
Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2020, we reclassified depreciation expense from within our operating expense line items on our consolidated statements of operations to be included with intangible asset amortization expense. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$569	$548	$1,604	$1,538
Selling and marketing	1,660	1,646	4,852	4,810
Technology and content	440	304	1,304	905
General and administrative	217	210	622	599
Depreciation and amortization	50	228	154	684
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
Due to COVID-19, which led to significant cancellations for future travel during the first half of the year, and has impacted new travel bookings for the majority of 2020, we have not experienced our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow during the first half of 2020 when we typically generate significant positive cash flow. Seasonal trends were more normalized during the third quarter, but it is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery. In addition, we are experiencing much shorter booking windows in both our hotel and alternative accommodations business, which could also impact the seasonality of our working capital and cash flow.

Notes to Consolidated Financial Statements – (Continued)

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
Recent Accounting Policies Not Yet Adopted
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board issued new guidance to simplify the accounting for income taxes. This new standard eliminates certain exceptions in current guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public business entities, this guidance is effective for interim or annual periods beginning after December 15, 2020, with early adoption permitted in any interim period within that year. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Investments - equity securities; Investments - Equity Method and Joint Ventures; Derivatives and Hedging. In January 2020, the FASB issued an accounting standards update which clarifies the interaction between the accounting for investments in equity securities, equity method investments and certain derivative instruments. The new standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The standards update is effective for interim or annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued an accounting standards update which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it, and simplifies the diluted earnings per share calculation in certain areas. The standards update is effective for interim or annual periods beginning after December 15, 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2020 but the guidance must be adopted as of the beginning of the fiscal year. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.
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

Notes to Consolidated Financial Statements – (Continued)

Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $420 million as of September 30, 2020 and $226 million as of December 31, 2019.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2019, $4.898 billion of cash advance cash payments was reported within deferred merchant bookings, $3.429 billion of which was recognized resulting in $569 million of revenue during the nine months ended September 30, 2020. At September 30, 2020, the related balance was $2.476 billion.
At December 31, 2019, $781 million of deferred loyalty rewards was reported within deferred merchant bookings, $333 million of which was recognized within revenue during the nine months ended September 30, 2020. At September 30, 2020, the related balance was $771 million.
Deferred Revenue. At December 31, 2019, $321 million was recorded as deferred revenue, $199 million of which was recognized as revenue during the nine months ended September 30, 2020. At September 30, 2020, the related balance was $177 million.
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

	September 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$4,353	$3,315
Restricted cash and cash equivalents	725	779
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$5,081	$4,097
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2020, we recorded approximately $97 million of incremental allowance for expected uncollectible amounts, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company, partially offset by $19 million of write-offs. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$59	$59	$—
Term deposits	112	—	112
U.S. treasury securities	150	150	—
Derivatives:
Foreign currency forward contracts	2	—	2
Investments:
Term deposits	23	—	23
Marketable equity securities	61	61	—
Total assets	$407	$270	$137
Financial assets measured at fair value on a recurring basis as of December 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$36	$36	$—
Term deposits	865	—	865
U.S. treasury securities	10	10	—
Investments:
Term deposits	526	—	526
Marketable equity securities	129	129	—
Total assets	$1,566	$175	$1,391

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2020 and December 31, 2019, our cash and cash equivalents consisted primarily of U.S. treasury securities and term deposits with maturities of three months or less and bank account balances.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2020 and 2019, we recognized a loss of approximately $68 million and $10 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange

Notes to Consolidated Financial Statements – (Continued)

risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2020, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.3 billion. We had a net forward asset of $2 million ($13 million gross forward asset) as of September 30, 2020 recorded in prepaid expenses and other current assets and a net forward liability of $8 million ($30 million gross forward liability) as of December 31, 2019 recorded in accrued expenses and other current liabilities. We recorded $(1) million and $15 million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2020 and 2019 as well as $99 million and $3 million in net gains from foreign currency forward contracts during the nine months ended September 30, 2020 and 2019.
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
Goodwill. During the three and nine months ended September 30, 2020, we recognized goodwill impairment charges of $14 million and $799 million. For the nine months ended September 30, 2020, $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment. Due to the severe and persistent negative effect COVID-19 has had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, we deemed it necessary to perform interim assessments of goodwill. During the first quarter of 2020, we recognized goodwill impairment charges of $765 million. During the second quarter of 2020, we recognized goodwill impairment charges of $20 million related to a decision to streamline operations for a smaller brand within our Retail segment. During the third quarter of 2020, we recognized an additional goodwill impairment charge of $14 million related to our trivago segment.
During our interim assessments, we compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units except trivago were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account operating result trends, the anticipated duration of COVID-19 impacts and rates of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in each of the periods. As of September 30, 2020, the applicable reporting units within our Retail segment had $2.2 billion goodwill remaining after these impairments and our trivago segment had $322 million goodwill remaining.
Intangible Assets. During the first quarter of 2020, also as a result of the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry, we recognized intangible asset impairment charges of $121 million. The impairment charges were primarily related to indefinite-lived trade names within our Retail segment and resulted from changes in estimated future revenues of the related brands. The assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues. During the second quarter of 2020, we recognized intangible impairment charges of $10 million primarily related to supplier relationship assets that were entirely written off in connection with our recent decision to streamline a smaller brand within our Retail segment. In addition, during the third quarter of 2020, with the persistence of the pandemic and in conjunction with another interim impairment test, we recognized $41 million of additional intangible impairment charges within our Retail segment primarily related to indefinite-lived trade names as well as intangible assets related to held-for-sale assets.
The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold (in general and versus our expectations) for global economies, the travel industry or our business. Additionally, as the stock of our trivago segment is publicly traded, it is difficult to predict market dynamics and the extent or duration of any stock price declines. As a result, we may continue to record impairment charges in the future due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic.
Minority Investments without Readily Determinable Fair Values. As of September 30, 2020 and December 31, 2019, the carrying values of our minority investments without readily determinable fair values totaled $331 million and $467 million.

Notes to Consolidated Financial Statements – (Continued)

During the nine months ended September 30, 2020, we recorded $134 million of impairment losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of September 30, 2020, total cumulative adjustments made to the initial cost bases of these investments included $103 million in unrealized downward adjustments (including impairments). During the three and nine months ended September 30, 2019, we had no material gains or losses recognized related to these minority investments.
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2020	December 31, 2019
	(In millions)
5.95% senior notes due 2020	$—	$749
2.5% (€650 million) senior notes due 2022	761	725
3.6% senior notes due 2023	495	—
4.5% senior notes due 2024	497	497
6.25% senior notes due 2025	1,971	—
7.0% senior notes due 2025	739	—
5.0% senior notes due 2026	744	743
4.625% senior notes due 2027	743	—
3.8% senior notes due 2028	993	992
3.25% senior notes due 2030	1,233	1,232
Long-term debt(1)	8,176	4,938
Current maturities of long-term debt	—	(749)
Long-term debt, excluding current maturities	$8,176	$4,189

Revolving credit facility	$650	$—
_______________
(1)Net of applicable discounts and debt issuance costs.
Current Maturities of Long-term Debt
In August 2020, our $750 million in registered senior unsecured notes that bore interest at 5.95% matured and the balance was repaid.
Long-term Debt
July 2020 Senior Note Private Placements. In July 2020, we privately placed the following senior notes:
•$500 million of senior unsecured notes that are due in December 2023 that bear interest at 3.6% (the “3.6% Notes”). The 3.6% Notes were issued at a price of 99.922% of the aggregate principal amount. Interest is payable semi-annually in arrears in June and December of each year, beginning December 15, 2020. We may redeem some or all of the 3.6% Notes at any time prior to November 15, 2023 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 3.6% Notes on or after November 15, 2023 at par plus accrued and unpaid interest, if any.
•$750 million of senior unsecured notes that are due in August 2027 that bear interest at 4.625% (the “4.625% Notes”). The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable semi-annually in arrears in February and August of each year, beginning February 1, 2021. We may redeem some or all of the 4.625% Notes at any time prior to May 1, 2027 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 4.625% Notes on or after May 1, 2027 at par plus accrued and unpaid interest, if any.
We also entered into a registration rights agreement with respect to the 3.6% Notes and the 4.625% Notes (together, the “July 2020 Notes”), under which we agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the July 2020 Notes for registered notes having the same financial terms and covenants, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the July 2020 Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the July 2020 Notes until such failure is cured.

Notes to Consolidated Financial Statements – (Continued)

May 2020 Senior Note Private Placements. In May 2020, we privately placed the following senior notes:
•$2 billion of senior unsecured notes that are due in May 2025 that bear interest at 6.25% (the “6.25% Notes”). The 6.25% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We may redeem some or all of the 6.25% Notes at any time prior to February 1, 2025 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 6.25% Notes on or after February 1, 2025 at par plus accrued and unpaid interest, if any.
•$750 million of senior unsecured notes that are due in May 2025 that bear interest at 7.0% (the “7.0% Notes”). The 7.0% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We may redeem some or all of the 7.0% Notes at any time prior to May 1, 2022 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 7.0% Notes on or after May 1, 2022 at specified redemption prices set forth in the 7.0% Indenture, plus accrued and unpaid interest, if any. In addition, at any time or from time to time prior to May 1, 2022, we may redeem up to 40% of the aggregate principal amount of the 7.0% Notes with the net proceeds of certain equity offerings at the specified redemption price described in the 7.0% Indenture plus accrued and unpaid interest, if any.
For additional information about our senior notes, see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.
All of our outstanding senior notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $107 million and $76 million as of September 30, 2020 and December 31, 2019. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The total estimated fair value of our Notes was approximately $8.6 billion and $5.1 billion as of September 30, 2020 and December 31, 2019. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of December 31, 2019, Expedia Group maintained a $2 billion unsecured revolving credit facility with a group of lenders, which was unconditionally guaranteed by certain domestic Expedia Group subsidiaries that were the same as under the Notes and expired in May 2023. The facility contained covenants including maximum leverage and minimum interest coverage ratios. As of December 31, 2019, we had no revolving credit facility borrowings outstanding. On March 18, 2020, we borrowed $1.9 billion under the revolving credit facility.
Effective May 5, 2020, the revolving credit facility was amended and restated (the “Amended Credit Facility”) to, among other things:
•suspend the maximum leverage ratio covenant until December 31, 2021;
•increase the maximum permissible leverage ratio (once such covenant is reinstated) until March 31, 2023 (at which time the maximum permissible leverage ratio will return to the level in effect immediately prior to effectiveness of the Amended Credit Facility);
•eliminate the covenant imposing a minimum interest coverage ratio and add a covenant regarding minimum liquidity; as well as
•to make certain other amendments to the affirmative and negative covenants therein.
Obligations under the Amended Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the Amended Credit Facility (subject to certain exceptions, including for our new headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Notes without securing such Notes. Aggregate commitments under the Amended Credit Facility initially totaled $2 billion, and mature on May 31, 2023.
Loans under the Amended Credit Facility bear interest (A) in the case of eurocurrency loans, at rates ranging from (i) prior to December 31, 2021, 2.25% per annum and (ii) on and after December 31, 2021, or prior to such date for each quarter that the leverage ratio, as of the end of the most recently ended fiscal quarter for which financial statements have been delivered, calculated on an annualized basis using consolidated EBITDA for the two most recently ended fiscal quarters included in such financial statements multiplied by two, is not greater than 5.00:1.00, from 1.00% to 1.75% depending on the

Notes to Consolidated Financial Statements – (Continued)

Company’s credit ratings, and (B) in the case of base rate loans, at rates (i) prior to December 31, 2021, 1.25% per annum and (ii) on and after December 31, 2021, or prior to such date if the leverage ratio condition referred to above is satisfied, from 0.00% to 0.75% per annum depending on the Company’s credit ratings.
The amount of stand-by letters of credit (“LOC”) issued under the prior credit facility as well as the Amended Credit Facility reduced the credit amount available. As of September 30, 2020 and December 31, 2019, there was $17 million and $16 million of outstanding stand-by LOCs issued under the facilities.
On August 5, 2020, the Amended Credit Facility was further amended in order to, among other things, make changes to certain provisions of the Amended Credit Facility to conform to the corresponding provisions in the Foreign Credit Facility described below.
Foreign Credit Facility. Pursuant to the terms of the Amended Credit Facility, on August 5, 2020, the Company and Expedia Group International Holdings III, LLC, as borrower (the “Borrower”), entered into that certain Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Foreign Credit Facility”) with a group of lenders. Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Amended Credit Agreement, as mentioned above, and the Second Amendment, dated as of August 5, 2020, as mentioned below, and certain of the Company’s additional subsidiaries (collectively, the “Guarantors”).
Aggregate commitments under the Foreign Credit Facility total $855 million, and mature on May 31, 2023. Substantially concurrently with the establishment of the Foreign Credit Facility, the Company reduced commitments under the Amended Credit Facility in an amount equal to $855 million and prepaid indebtedness under the Amended Credit Facility in an amount equal to $772 million, which was then outstanding under the Foreign Credit Facility.
Loans under the Foreign Credit Facility bear interest at a rate equal to an index rate plus a margin (A) in the case of eurocurrency loans, (i) prior to December 31, 2021, equal to 2.50% per annum and (ii) on and after December 31, 2021, or prior to such date for each quarter that the leverage ratio, as of the end of the most recently ended fiscal quarter for which financial statements have been delivered, calculated on an annualized basis using consolidated EBITDA for the two most recently ended fiscal quarters included in such financial statements multiplied by two, is not greater than 5.00:1.00, ranging from 1.25% to 2.00% per annum, depending on the Company’s credit ratings, and (B) in the case of base rate loans, (i) prior to December 31, 2021, equal to 1.50% per annum and (ii) on and after December 31, 2021, or prior to such date if the leverage ratio condition referred to above is satisfied, ranging from 0.25% to per 1.00% annum, depending on the Company’s credit ratings.
The covenants, events of default and other terms and conditions in the Foreign Credit Facility are substantially similar to those in the Amended Credit Facility, but include additional limitations on the Borrower and certain other entities that are not obligors under the Amended Credit Facility.
Subsidiary Credit Facility. In addition, one of our international subsidiaries maintains a Euro 50 million uncommitted credit facility, which is guaranteed by Expedia Group, which may be terminated at any time by the lender.
Outstanding Borrowings. On August 11, 2020, the Company repaid the outstanding amount of $772 million on the Foreign Credit Facility as well as $478 million under the Amended Credit Facility. As of September 30, 2020, there were no borrowings outstanding under the Foreign Credit Facility and $650 million was outstanding under the Amended Credit Facility with the interest rate on the outstanding balance of 2.41%. As of September 30, 2020 and December 31, 2019, there were no borrowings outstanding on the subsidiary credit facility.
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

Notes to Consolidated Financial Statements – (Continued)

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
At any time on or before the first anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 105% of the sum of the original liquidation preference of $1,000 per share of Series A Preferred Stock plus any Dividend Accruals (the “Preference Amount”), plus accrued and unpaid distributions as of the redemption date. Any time after the first anniversary of the closing but on or prior to the second anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. Any time after the second anniversary of the closing but on or prior to the third anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 102% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. Any time after the third anniversary of the closing but on or prior to the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 101% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. At any time after the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to the Preference Amount plus accrued and unpaid distributions as of the redemption date.
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

Notes to Consolidated Financial Statements – (Continued)

The Series A Preferred Stock is classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. However, such events that could cause the Series A Preferred Stock to become redeemable are not considered probable of occurring. As of September 30, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). The Series A Preferred Stock accumulated $29 million and $46 million in dividends during the three and nine months ended September 30, 2020, of which we paid $17 million (or $14.58 per share of Series A Preferred Stock) of total dividends during the nine months ended September 30, 2020.
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
Nine Months Ended September 30, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Nine Months Ended September 30, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
During the second quarter of 2020, we suspended quarterly dividends on our common stock. We do not expect to declare future dividends on our common stock, at least until the current economic and operating environment improves.
Treasury Stock
As of September 30, 2020, the Company’s treasury stock was comprised of approximately 123.4 million common stock and 7.3 million Class B shares. As of December 31, 2019, the Company’s treasury stock was comprised of approximately 119.6 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. During the nine months ended September 30, 2020, we repurchased, through open market transactions, 3.4 million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average repurchase price of $109.88 per share. As of September 30, 2020, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
For information related to shares repurchased as part of the Liberty Expedia Holdings transaction during the third quarter of 2019, see Note 11 – Liberty Expedia Holdings Transaction.

Notes to Consolidated Financial Statements – (Continued)

Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at September 30, 2020 of $42 million ($54 million before tax) and $15 million ($19 million before tax) at December 31, 2019 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets.
Note 6 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$(192)	$409	$(2,229)	$489
Preferred stock dividend	(29)	—	(46)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(221)	$409	$(2,275)	$489
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(1.56)	$2.77	$(16.13)	$3.30
Diluted	(1.56)	2.71	(16.13)	3.24
Weighted average number of shares outstanding (000's):
Basic	141,306	147,232	141,068	148,052
Dilutive effect of:
Options to purchase common stock	—	2,336	—	2,074
Other dilutive securities	—	1,067	—	786
Diluted	141,306	150,635	141,068	150,912
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and common stock warrants from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For both of the three and nine months ended September 30, 2020, approximately 25 million of outstanding stock awards and common stock warrants have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For both of the three and nine months ended September 30, 2019, approximately 2 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 – Restructuring and Related Reorganization Charges
In February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, during the second and third quarter of 2020, the Company has accelerated further actions to adapt our business to the current environment. As a result, we recognized $78 million and $206 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 and into 2021 of approximately $75 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $2 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2019, which were primarily related to severance and benefits.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the restructuring and related reorganization activity for the nine months ended September 30, 2020:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2020	$11	$6	$17
Charges	195	11	206
Payments	(89)	(14)	(103)
Non-cash items	3	(3)	—
Accrued liability as of September 30, 2020	$120	$—	$120
Note 8 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2020, the effective tax rate was a 10.8% benefit on a pre-tax loss, compared to a 27.4% expense on pre-tax income for the three months ended September 30, 2019. The change in the effective tax rate was primarily due to discrete items.
For the nine months ended September 30, 2020, the effective tax rate was a 12.0% benefit on a pre-tax loss, compared to a 24.5% expense on pre-tax income for the nine months ended September 30, 2019. The change in the effective tax rate was primarily driven by nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses recorded in the first quarter of 2020.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We filed a protest with the IRS for our 2011 to 2013 tax years and Appeals returned the case to Exam for further review. We are also under examination by the IRS for our 2014 to 2016 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Nine lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $58 million and $48 million as of September 30, 2020 and December 31, 2019, respectively. Our settlement reserve

Notes to Consolidated Financial Statements – (Continued)

is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. On November 4, 2020, the Australian Federal Court dismissed trivago’s appeal. The court has yet to set a date for a separate trial regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
Note 10 – Divestitures
During the third quarter of 2020, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to a plan that we think is probable of completion within the next year to divest certain smaller businesses within our Retail segment, one of which completed its sale in October 2020.
As a result, beginning in the third quarter of 2020, the related assets and liabilities of these disposal groups are considered held-for-sale and consist of the following as of September 30, 2020:
•Held-for-sale assets of $60 million, which were primarily classified within cash of $17 million, accounts receivable of $18 million and prepaid expenses and other current assets of $15 million.
•Held-for-sale liabilities of $68 million, which were primarily classified within accrued expenses and other current liabilities of $17 million and deferred merchant bookings of $36 million.
We expect to recognize a loss of approximately $20 million within other, net in the consolidated statements of operations during the fourth quarter of 2020 with respect to the sale of the disposal group which completed in October 2020.
In May 2020, we completed the sale of Bodybuilding.com, and the impacts of the divestiture are not considered material to the Company.

Notes to Consolidated Financial Statements – (Continued)

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
Bodybuilding.com was consolidated into our financial statements starting on the acquisition date and we recognized a related $24 million in revenue and $3 million in operating losses for the three and nine months ended September 30, 2019, which was included within Corporate and Eliminations in our segment footnote.
Note 12 – Segment Information
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
The following tables present our segment information for the three and nine months ended September 30, 2020 and 2019. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,246	$203	$55	$—	$1,504
Intersegment revenue	—	—	15	(15)	—
Revenue	$1,246	$203	$70	$(15)	$1,504
Adjusted EBITDA	$429	$(52)	$7	$(80)	$304
Depreciation	(136)	(30)	(4)	(13)	(183)
Amortization of intangible assets	—	—	—	(37)	(37)
Impairment of goodwill	—	—	—	(14)	(14)
Impairment of intangible assets	—	—	—	(41)	(41)
Stock-based compensation	—	—	—	(47)	(47)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Restructuring and related reorganization charges	—	—	—	(78)	(78)
Realized (gain) loss on revenue hedges	(15)	—	—	—	(15)
Operating income (loss)	$278	$(82)	$3	$(312)	(113)
Other expense, net					(111)
Loss before income taxes					(224)
Provision for income taxes					24
Net loss					(200)
Net loss attributable to non-controlling interests					8
Net loss attributable to Expedia Group, Inc.					(192)
Preferred stock dividend					(29)
Net loss attributable to Expedia Group, Inc. common stockholders					$(221)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,613	$731	$190	$24	$3,558
Intersegment revenue	—	—	89	(89)	—
Revenue	$2,613	$731	$279	$(65)	$3,558
Adjusted EBITDA	$876	$149	$12	$(125)	$912
Depreciation	(128)	(27)	(3)	(20)	(178)
Amortization of intangible assets	—	—	—	(50)	(50)
Stock-based compensation	—	—	—	(60)	(60)
Legal reserves, occupancy tax and other	—	—	—	(11)	(11)
Restructuring and related reorganization charges	—	—	—	(2)	(2)
Realized (gain) loss on revenue hedges	4	(6)	—	—	(2)
Operating income (loss)	$752	$116	$9	$(268)	609
Other expense, net					(48)
Income before income taxes					561
Provision for income taxes					(154)
Net income					407
Net loss attributable to non-controlling interests					2
Net income attributable to Expedia Group, Inc.					$409

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,291	$756	$173	$59	$4,279
Intersegment revenue	—	—	69	(69)	—
Revenue	$3,291	$756	$242	$(10)	$4,279
Adjusted EBITDA	$248	$(154)	$(10)	$(292)	$(208)
Depreciation	(400)	(96)	(10)	(53)	(559)
Amortization of intangible assets	—	—	—	(122)	(122)
Impairment of goodwill	—	—	—	(799)	(799)
Impairment of intangible assets	—	—	—	(172)	(172)
Stock-based compensation	—	—	—	(156)	(156)
Legal reserves, occupancy tax and other	—	—	—	11	11
Restructuring and related reorganization charges	—	—	—	(206)	(206)
Realized (gain) loss on revenue hedges	(42)	(3)	—	—	(45)
Operating income (loss)	$(194)	$(253)	$(20)	$(1,789)	(2,256)
Other expense, net					(400)
Loss before income taxes					(2,656)
Provision for income taxes					319
Net loss					(2,337)
Net loss attributable to non-controlling interests					108
Net loss attributable to Expedia Group, Inc.					(2,229)
Preferred stock dividend					(46)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,275)

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,847	$1,944	$505	$24	$9,320
Intersegment revenue	—	—	262	(262)	—
Revenue	$6,847	$1,944	$767	$(238)	$9,320
Adjusted EBITDA	$1,619	$351	$56	$(370)	$1,656
Depreciation	(383)	(81)	(9)	(57)	(530)
Amortization of intangible assets	—	—	—	(154)	(154)
Stock-based compensation	—	—	—	(175)	(175)
Legal reserves, occupancy tax and other	—	—	—	(25)	(25)
Restructuring and related reorganization charges	—	—	—	(16)	(16)
Realized (gain) loss on revenue hedges	(2)	(11)	—	—	(13)
Operating income (loss)	$1,234	$259	$47	$(797)	743
Other expense, net					(88)
Income before income taxes					655
Provision for income taxes					(161)
Net income					494
Net income attributable to non-controlling interests					(5)
Net income attributable to Expedia Group, Inc.					$489

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Business Model:
Merchant	$1,032	$1,980	$2,740	$5,173
Agency	329	1,177	996	3,066
Advertising, media and other	143	401	543	1,081
Total revenue	$1,504	$3,558	$4,279	$9,320
Service Type:
Lodging	$1,229	$2,575	$3,258	$6,468
Air	27	202	67	678
Advertising and media	94	312	322	861
Other(1)	154	469	632	1,313
Total revenue	$1,504	$3,558	$4,279	$9,320

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $59 million during the nine months ended September 30, 2020 and $24 million during the three and nine months ended September 30, 2019 related to Bodybuilding.com, which was sold in May 2020.

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
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the travel industry. COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of our supply partners, particularly airlines and hotels, continue to operate at reduced service levels.
As the spread of the virus has been contained to varying degrees in certain countries, some travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the declines in travel bookings and in cancellation rates compared to the March and April 2020 time period. However, travel booking volume remains significantly below prior year levels and cancellation levels remain elevated compared to pre-COVID levels.
The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, including in recent months, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. COVID-19 also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity, which could lead to recession and further reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand.
Our financial and operating results for the first nine months of 2020 were significantly impacted due to the decrease in travel demand related to COVID-19. We expect COVID-19 to continue to significantly impact our financial and operating results in the fourth quarter, and expect the impact to the overall travel market, and our business, to continue into 2021. However, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will play out for the travel industry and, in particular, our business.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 are temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings when business conditions return to more normalized levels. Overall, we now expect annualized run-rate fixed cost savings of $700 to $750 million, and we continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company. In addition to the actions to reduce fixed costs, we are executing initiatives to reduce certain variable costs and improve our marketing efficiency.
As a result of these cost savings initiatives, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the first nine months of 2020, lodging accounted for 76%. As a result of the impact on travel demand from the COVID-19 outbreak, room nights declined 58% in the third quarter of 2020, and 54% in the first nine months of 2020. The timing of recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites increased 8% in the third quarter and 2% in the first nine months of 2020. During the third quarter of 2020, the year-over-year increase in ADRs for our Vrbo business remained elevated compared to quarters prior to the COVID-19 outbreak and Vrbo, which carries a higher ADR than hotels, accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period. This was partially offset by declines in hotel ADRs.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, with certain travel restrictions and quarantine orders implemented due to COVID-19, current occupancy rates for hotels in the United States are at significantly reduced levels and ADRs could decline for a period of time. In addition, other factors could pressure ADR trends, including the continued growth in hotel supply in recent years and the increase in alternative accommodation inventory. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi.
As of September 30, 2020, our global lodging marketplace included approximately 1.7 million properties offered through our global websites, including approximately 800,000 integrated Vrbo alternative accommodations listings.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. As of September 30, 2020, there are 2.1 million online bookable listings available on Vrbo. In addition, we have actively moved to integrate Vrbo listings into our global Retail services, as well as directly add alternative accommodation listings to our offerings, to position our key global brands to offer a full range of lodging options for consumers.
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. During the third quarter of 2020, air passenger traffic declines further moderated, but continue to lag the recover in lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to down 73% in mid-July 2020 and have further moderated to down 63% as of mid-October. In addition, as of late July, the International Air Transport Association (“IATA”) expected airline passenger traffic to decline 55% in 2020 compared to 2019 levels. For 2021, IATA estimates passenger traffic to increase 62% compared to 2020, representing a decline of nearly 30% compared to 2019 levels. In September 2020, IATA lowered its forecast for air traffic (RPK), currently expecting a decline of 66% compared to 2019.
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
Air ticket volumes increased 5% in 2018 and 7% in 2019. In the first nine months of 2020, air ticket volumes declined 61%. As a percentage of our total worldwide revenue in the first nine months of 2020, air accounted for 2%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first nine months of 2020, we generated $322 million of advertising and media revenue, a 63% decline from the same period in 2019, representing 8% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies have dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, trivago has significantly reduced its marketing spend and taken additional actions to lower operating expenses. We expect trivago to continue to experience significant pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in marketing spend.
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
Growth Strategy
Global Expansion. Our Brand Expedia, Hotels.com, Vrbo portfolio, Expedia Partner Solutions and Egencia brands operate both domestically and through international points of sale, including in Europe, Asia Pacific, Canada and Latin America. In addition, ebookers offers multi-product online travel reservations in Europe and the Wotif portfolio of brands are focused principally on the Australia and New Zealand markets. We own a majority share of trivago, a leading metasearch company. In December 2016, trivago successfully completed its initial public offering and trades on the Nasdaq Global Select Market under the symbol “TRVG.” In addition, we have commercial agreements in place with Trip.com and eLong in China, Traveloka in Southeast Asia, as well as Despegar in Latin America, among many others. In conjunction with the commercial arrangements with Traveloka and Despegar, we have also made strategic investments in both companies. In the first nine months of 2020, approximately 34% of worldwide revenue was through international points of sale. Our strategy is focused on continuing to grow our international market share, and over the longer term we aim to increase our mix of international revenue as we execute to strengthen our brands and products in key international markets.
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
Due to COVID-19, which led to significant cancellations for future travel during the first half of the year, and has impacted new travel bookings for the majority of 2020, we have not experienced our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow during the first half of 2020 when we typically generate significant positive cash flow. Seasonal trends were more normalized during the third quarter, but it is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery. In addition, we are experiencing much shorter booking windows in both our hotel and alternative accommodations business, which could also impact the seasonality of our working capital and cash flow.
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
There are certain critical estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if:

•It requires us to make an assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate; and
•Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.
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
Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During the first nine months of 2020, as a result of the significant turmoil related to COVID-19, we concluded that sufficient indicators existed to require us to perform multiple interim impairment assessments. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired.
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
For additional information on our goodwill and intangible asset impairments recorded as a result of our interim impairment testing during the first nine months of 2020, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements.
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in nine lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
Recent developments include:
•City of San Antonio, Texas Litigation. On September 10, 2020, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, seeking to appeal the United States Fifth Circuit Court of Appeals affirmance of an award of over $2 million appeal bond costs against the city, which remains pending.
•Jefferson Parrish, Louisiana Litigation. On September 17, 2020, the court granted the defendants’ motion, denied the plaintiff’s motion and dismissed all remaining claims filed by the plaintiff with prejudice. Plaintiff filed a notice of appeal on October 13, 2020.
•Palm Beach, Florida Litigation. On October 19, 2020, the Florida Supreme Court denied Palm Beach County’s petition for discretionary review, thereby ending the matter.
For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $58 million as of September 30, 2020, and $48 million as of December 31, 2019.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Gross bookings	$8,631	$26,927	(68)%	$29,228	$84,628	(65)%
Revenue margin (1)	17.4%	13.2%		14.6%	11.0%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and nine months ended September 30, 2020, gross bookings decreased 68% and 65%, respectively, compared to the same periods in 2019, resulting from the impacts of the COVID-19 pandemic.
For the third quarter of 2020, declines across our lodging, air and other travel products all moderated compared to the second quarter declines of 90%, with lodging bookings benefiting from year-over-year growth at Vrbo in the third quarter.
Revenue margin for the three ended September 30, 2020 was due in part to a mix shift into products with higher revenue margin and transaction revenue related to Vrbo’s shift to merchant of record. Revenue margin for the nine months ended September 30, 2020 was also higher than the prior period due in part to the significant lodging cancellations, which reduced gross bookings, creating an unusual mix of bookings and revenue in the period. Current periods revenue margins are not indicative of our future expectations.

Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$1,246	$2,613	(52)%	$3,291	$6,847	(52)%
B2B	203	731	(72)%	756	1,944	(61)%
trivago (Third-party revenue)	55	190	(71)%	173	505	(66)%
Corporate (Bodybuilding.com)	—	24	N/A	59	24	149%
Total revenue	$1,504	$3,558	(58)%	$4,279	$9,320	(54)%
Revenue decreased 58% and 54% for the three and nine months ended September 30, 2020, compared to the same periods in 2019. Revenue grew for both January and February 2020 before significantly declining year-over-year in March through May 2020 with the decline moderating in June 2020 due to the improved trends in the lodging business. In the third quarter of 2020, the year-over-year revenue decline improved in July compared to June and further moderated sequentially in August and September. Our Retail segment revenue declined 52% and B2B segment revenue declined 72% in the quarter. The slower decline in our Retail segment reflects the benefit from growth at Vrbo, while the B2B segment was impacted by the slower recovery for corporate travel demand.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$1,229	$2,575	(52)%	$3,258	$6,468	(50)%
Air	27	202	(87)%	67	678	(90)%
Advertising and media(1)	94	312	(70)%	322	861	(63)%
Other	154	469	(67)%	632	1,313	(52)%
Total revenue	$1,504	$3,558	(58)%	$4,279	$9,320	(54)%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue decreased 52% and 50% for the three and nine months ended September 30, 2020, compared to the same periods in 2019, on a 58% and 54% decrease in room nights stayed in the respective periods, partially offset by a 14% and 9% increase in revenue per room night in the respective periods.
Air revenue decreased 87% for the three months ended September 30, 2020, compared to the same period in 2019, reflecting a 74% decline in tickets sold and a 48% decline in revenue per ticket. Air revenue declined 90% for the nine months ended September 30, 2020, compared to the same period in 2019, reflecting the adverse impact of COVID-19 on air travel.
Advertising and media revenue decreased 70% and 63% for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to declines at trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com (during the period of our ownership of July 2019 to May 2020), decreased 67% and 52% for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,032	$1,980	(48)%	$2,740	$5,173	(47)%
Agency	329	1,177	(72)%	996	3,066	(67)%
Advertising, media and other	143	401	(64)%	543	1,081	(50)%
Total revenue	$1,504	$3,558	(58)%	$4,279	$9,320	(54)%
Merchant revenue decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the decrease in merchant hotel revenue driven by a decrease in room nights stayed, partially offset by an increase in Vrbo merchant alternative accommodations revenue due to Vrbo’s transition since the prior year from the agency model to merchant of record.
Agency revenue decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the decline in agency hotel and air as well as Vrbo agency alternative accommodations revenue.
Advertising, media and other decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to declines in advertising revenue.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Direct costs	$256	$393	(35)%	$978	$1,073	(9)%
Personnel and overhead	119	155	(23)%	415	465	(11)%
Total cost of revenue	$375	$548	(31)%	$1,393	$1,538	(9)%
% of revenue	24.9%	15.4%		32.6%	16.5%
Cost of revenue primarily consists of direct costs to support our customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors; credit card processing, including merchant fees, fraud and chargebacks; and other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply, certain transactional level taxes, costs related to Bodybuilding.com during our period of ownership as well as related personnel and overhead costs, including stock-based compensation.
Cost of revenue decreased $173 million and $145 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to a decline in merchant fees resulting from lower transaction volumes, a decline in customer service and personnel costs, and lower cloud expenses, partially offset by higher payment processing costs related to Vrbo’s transition to merchant of record. In addition, the third quarter of 2019 and the first half of 2020 included costs related to Bodybuilding.com, which was disposed of in the second quarter of 2020. The year-to-date period decrease was also partially offset by higher bad debt reserves related to future collection risk from the impact of COVID-19.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Direct costs	$341	$1,398	(76)%	$1,395	$4,041	(65)%
Indirect costs	188	248	(24)%	640	769	(17)%
Total selling and marketing	$529	$1,646	(68)%	$2,035	$4,810	(58)%
% of revenue	35.2%	46.3%		47.6%	51.6%

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
Selling and marketing expenses decreased $1.1 billion and $2.8 billion during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to a decrease in direct costs driven by a significant reduction in marketing spend in March 2020 and continuing into the second and third quarter of 2020 related to the impact on travel demand from COVID-19.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$161	$227	(29)%	$566	$690	(18)%
Other	63	77	(19)%	221	215	3%
Total technology and content	$224	$304	(26)%	$787	$905	(13)%
% of revenue	14.9%	8.5%		18.4%	9.7%
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
Technology and content expense decreased $80 million and $118 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily reflecting lower personnel and related costs.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$102	$148	(31)%	$349	$434	(20)%
Professional fees and other	32	62	(48)%	124	165	(24)%
Total general and administrative	$134	$210	(36)%	$473	$599	(21)%
% of revenue	8.9%	5.9%		11.1%	6.4%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense decreased $76 million and $126 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019, mainly driven by lower personnel costs, professional fees and lower stock-based compensation.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Depreciation	$183	$178	3%	$559	$530	6%
Amortization of intangible assets	37	50	(26)%	122	154	(21)%
Total depreciation and amortization	$220	$228	(3)%	$681	$684	—%

Depreciation increased $5 million and $29 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to depreciation related to our new headquarters and higher internal-use software and website development depreciation, partially offset by lower data center depreciation. Amortization of intangible assets decreased $13 million and $32 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019 primarily due to the completion of amortization related to certain intangible assets as well as the impact of definite-lived intangible impairments in the current year.
Impairment of Goodwill and Intangible Assets

During the three and nine months ended September 30, 2020, as a result of the significant negative impact related to the COVID-19, which has had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $14 million and $799 million as well as intangible asset impairment charges of $41 million and $172 million. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$2	$11	(85)%	$(11)	$25	N/A
% of revenue	0.1%	0.3%		(0.3)%	0.3%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the nine months ended September 30, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes. During the nine months ended September 30, 2019, we received a $10 million refund of prepaid pay-to-play amounts from the State of Hawaii in connection with the general excise tax litigation resulting in a corresponding benefit during the period, which nets down increases in reserves for occupancy tax and other matters.
Restructuring and Related Reorganization Charges
In late February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, during the second and third quarter of 2020, the Company has accelerated further actions to adapt our business to the current environment. As a result, we recognized $78 million and $206 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2020 and into 2021 of approximately $75 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $2 million and $16 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2019, which were primarily related to severance and benefits.

Operating Income (Loss)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$(113)	$609	N/A	$(2,256)	$743	N/A
% of revenue	(7.5)%	17.1%		(52.7)%	8.0%
During the three and nine months ended September 30, 2020, we had operating losses of $113 million and $2.3 billion, compared to operating income of $609 million and $743 million for the same periods in 2019, primarily due to declining revenue in the current year periods resulting from the COVID-19 pandemic as well as the intangible impairment charges mentioned above.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Retail	$429	$876	(51)%	$248	$1,619	(85)%
B2B	(52)	149	N/A	(154)	351	N/A
trivago	7	12	(45)%	(10)	56	N/A
Unallocated overhead costs (Corporate) (1)	(80)	(125)	(37)%	(292)	(370)	(21)%
Total Adjusted EBITDA (2)	$304	$912	(67)%	$(208)	$1,656	N/A
 ____________________________
(1)     Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition in July 2019 through its sale in May 2020.
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
Our Retail, B2B and trivago segment Adjusted EBITDA all declined during the three and nine months ended September 30, 2020, compared to the same periods in 2019, resulting from impacts of the COVID-19 pandemic as revenue decreased for the current year period, partially offset by a decline in direct sales and marketing expense.
Unallocated overhead costs decreased $45 million and $78 million during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower general and administrative expenses.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Interest income	$3	$17	(83)%	$16	$45	(64)%
Interest expense	(113)	(40)	184%	(258)	(120)	115%

Interest income decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, as a result of lower rates of return. Interest expense increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, as a result of additional interest on the $1.25 billion senior unsecured notes issued in September 2019, the $2.75 billion senior unsecured notes issued in May 2020, the $1.25 billion senior unsecured notes issued in July 2020 as well as outstanding amounts on our revolving credit facility since March 2020.

Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in millions)
Foreign exchange rate gains (losses), net	$10	$(2)	$52	$(14)
Gains (losses) on minority equity investments, net	(7)	(25)	(202)	(13)
Other	(4)	2	(8)	14
Total other, net	$(1)	$(25)	$(158)	$(13)
During the nine months ended September 30, 2020, losses on minority equity investments, net included $134 million of impairment losses related to a minority investment as well as $68 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(24)	$154	N/A	$(319)	$161	N/A
Effective tax rate	10.8%	27.4%		12.0%	24.5%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2020, the effective tax rate was a 10.8% benefit on a pre-tax loss, compared to a 27.4% expense on pre-tax income for the three months ended September 30, 2019. The change in the effective tax rate was primarily due to discrete items.
For the nine months ended September 30, 2020, the effective tax rate was a 12.0% benefit on a pre-tax loss, compared to a 24.5% expense on pre-tax income for the nine months ended September 30, 2019. The change in the effective tax rate was primarily driven by nondeductible impairment charges and a valuation allowance principally related to unrealized capital losses recorded in the first quarter of 2020.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We filed a protest with the IRS for our 2011 to 2013 tax years and Appeals returned our case to Exam for further review. We are also under examination by the IRS for our 2014 to 2016 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.

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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$(192)	$409	$(2,229)	$489
Net income (loss) attributable to non-controlling interests	(8)	(2)	(108)	5
Provision for income taxes	(24)	154	(319)	161
Total other expense, net	111	48	400	88
Operating income (loss)	(113)	609	(2,256)	743
Gain (loss) on revenue hedges related to revenue recognized	15	2	45	13
Restructuring and related reorganization charges	78	2	206	16
Legal reserves, occupancy tax and other	2	11	(11)	25
Stock-based compensation	47	60	156	175
Depreciation and amortization	220	228	681	684
Impairment of goodwill	14	—	799	—
Impairment of intangible assets	41	—	172	—
Adjusted EBITDA	$304	$912	$(208)	$1,656

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our revolving credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.4 billion and $3.8 billion at September 30, 2020 and December 31, 2019. As of September 30, 2020, the total cash and cash equivalents and short-term investments held outside the United States was $934 million ($669 million in wholly-owned foreign subsidiaries and $265 million in majority-owned subsidiaries).
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In order to best position the Company to navigate our temporary working capital changes and depressed revenue, we have taken a number of actions to bolster our liquidity and preserve financial flexibility, including:
•Suspension of Share Repurchases. We have not repurchased any shares since our earnings call on February 13, 2020, and have suspended future share repurchases.
•Suspension of Quarterly Dividends. We do not expect to declare quarterly dividends on our common stock, at least until the current economic and operating environment improves.
•Private Equity Investment. On April 23, 2020, we entered into an investment agreement with AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc., and an investment agreement with SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C., to raise approximately $1.2 billion in gross proceeds in a private placement of shares of a newly created series of preferred stock and warrants to purchase our common stock. The transaction was completed on May 5, 2020.
•Senior Notes Issuances. On May 5, 2020, we privately placed $2 billion of unsecured 6.250% senior notes that are due in May 2025 (the “6.25% Notes”) and $750 million of unsecured 7.000% senior notes due May 2025 (the “7.0% Notes”, and, together with the 6.25% Notes, the “6.25% and 7.0% Notes”). The 7.0% notes have certain redemption provisions starting with the second anniversary of the issuance. The 6.25% and 7.0 % Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We expect to use the net proceeds of this offering for general corporate purposes, which may include, but are not limited to, the repayment or redemption of our 5.95% senior notes due 2020.
On July 14, 2020, we privately placed $500 million of unsecured 3.600% senior notes due December 2023 (the “3.6% Notes”) and $750 million of unsecured 4.625% senior notes due August 2027 (the “4.625% Notes” and, together with the 3.6% Notes, the “3.6% and 4.625% Notes”). The 3.6% Notes were issued at a price of 99.922% of the aggregate principal amount. Interest is payable on the 3.6% Notes semi-annually in arrears in June and December of each year, beginning December 15, 2020. The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable on the 4.625% Notes semi-annually in arrears in February and August of each year, beginning February 1, 2021. We expect to use the net proceeds to redeem outstanding shares of our 9.5% Series A Preferred Stock after May 5, 2021, when the redemption premium is scheduled to decrease. Depending on business, liquidity and other trends or conditions, however, we may elect to use all or part of the proceeds for other general corporate purposes, which may include repaying, prepaying, redeeming or repurchasing other indebtedness in lieu of or pending such redemption.
•Revolving Credit Facility Updates. During March 2020, we increased our cash on hand by borrowing $1.9 billion under our then existing $2 billion revolving credit facility. This existing revolving credit facility was subsequently amended in May 2020 in connection with the issuance of the 6.25% and 7.0% Notes and private placement transaction, to, among other things, provide additional flexibility under pliable covenant provisions with the amended facility initially totaling $2 billion and mature on May 31, 2023 (“Amended Credit Facility”).
Pursuant to the terms of Amended Credit Facility, in early August 2020, we entered into a foreign credit facility with a group of lenders (“Foreign Credit Facility”) with aggregate commitments which total $855 million, and maturing on May 31, 2023. Substantially concurrently with the establishment of the Foreign Credit Facility, the Company reduced commitments under the Amended Credit Facility in an amount equal to $855 million and prepaid indebtedness under the Amended Credit Facility in an amount equal to $772 million, which was then outstanding under the Foreign Credit Facility.
On August 11, 2020, we repaid the outstanding amount of $772 million on the Foreign Credit Facility as well as $478 million under the Amended Credit Facility. As of September 30, 2020, there were no borrowings outstanding under the Foreign Credit Facility and $650 million was outstanding under the Amended Credit Facility with the interest rate on the outstanding balance of 2.41%.

Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2020, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” The April 2020 rating agency downgrades were in connection with the severe disruption to global travel caused by the COVID-19 pandemic. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% and 7.0% Notes issued in May 2020 as well as on the 3.6% and 4.625% issued in July 2020 will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2020, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. With the impacts of the COVID-19 pandemic, including the high degree of cancellations and customer refunds, particularly during the first half of the year, and the lower new bookings in the merchant business model, these seasonal influences and the working capital source of cash to us has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow in the first half of 2020 with the negative cash flow moderating as booking trends improved and cancellations stabilized during the third quarter of 2020. The full duration and total impact of COVID-19, and how the recovery will unfold, remains difficult to predict. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further. In addition, we are experiencing much shorter booking windows in both our hotel and alternative accommodation business, which could also impact the seasonality of our working capital and cash flow.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, Expedia Group has taken several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. In addition, certain capital expenditures were deferred, including temporarily halting construction on several real estate projects. After temporarily halting construction on our new headquarters during initial quarantine order, we have restarted construction. We expect to spend approximately $900 million in total for the project. Of the total, approximately $680 million was spent between 2016 and 2019, and approximately $144 million was spent during the first nine months of 2020. Due to the delays related to COVID-19, we now expect the project to be complete in the first half of 2021.
Our cash flows are as follows:

	Nine months ended September 30,
	2020	2019	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$(3,449)	$2,426	$(5,875)
Investing activities	(107)	(1,429)	1,322
Financing activities	4,571	607	3,964
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(31)	(62)	31
For the nine months ended September 30, 2020, net cash used in operating activities was $3.4 billion compared to cash provided by operations of $2.4 billion for the nine months ended September 30, 2019. Impacts from the COVID-19 pandemic have resulted in a significant use of cash to fund working capital changes and operating losses in the current year compared to a prior year cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to an increase from deferred merchant bookings in the prior year period.

For the nine months ended September 30, 2020 cash used by investing activities was $107 million compared to $1.4 billion for the nine months ended September 30, 2019. The change was due to net sales and maturities of investments of $476 million during the current year period compared to net purchases of investments of $648 million in the prior year as well as lower current year capital expenditures primarily related to our new headquarters.
For the nine months ended September 30, 2020, cash provided by financing activities primarily included $3.9 billion of net proceeds from the issuance of senior notes issued in May and July 2020, $1.1 billion of net proceeds from our private equity investment, $650 million of net proceeds from our revolving credit facilities draws, as well as $105 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were partially offset by cash paid to acquire shares of $419 million, including the repurchased shares in the first quarter of 2020 and treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $65 million. For the nine months ended September 30, 2019, cash provided by financing activities primarily included $1.2 billion of net proceeds for the issuance of the 3.25% Notes in September 2019 as well as $277 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by $400 million payment of debt assumed in the Liberty Expedia transaction, cash dividend payments of $145 million and cash paid to acquire shares of $352 million, including the repurchased shares under the authorization discussed below as well as $20 million for repurchases with respect to the Liberty Expedia Holdings transaction.
During the first nine months of 2020 and 2019, the Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2020
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Nine Months Ended September 30, 2019
February 6, 2019	0.32	March 7, 2019	47	March 27, 2019
May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
During the nine months ended September 30, 2020, we paid $17 million (or $14.58 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. The Company does not expect to make future quarterly dividend payments on our common stock, at least until the current economic and operating environment improves. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2020 of $31 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the period. Foreign exchange rate changes resulted in an decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2019 of $62 million reflecting a net depreciation in foreign currencies during the period, partially offset by higher foreign-denominated cash balances.
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

	September 30, 2020	December 31, 2019
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$5,915	$6,185
Non-Current Assets	9,868	10,320
Current Liabilities	4,734	9,486
Non-Current Liabilities	9,421	4,710
Series A Preferred Stock	1,022	—

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Combined Statements of Operations Information:
Revenue	$3,467	$9,463
Operating income (loss) (2)	(1,592)	420
Net income (loss)	(1,733)	195
Net income (loss) attributable to Obligors	(1,779)	198
(1)Current assets include intercompany receivables with non-guarantors of $918 million as of September 30, 2020 and $1.0 billion as of December 31, 2019.
(2)Operating income (loss) includes intercompany expenses with non-guarantors of $561 million for the nine months ended September 30, 2020 and $1.2 billion for the year ended December 31, 2019.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2019. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
Other than the interest rate risk changes discussed below, there have been no material changes in our market risk during the three and nine months ended September 30, 2020. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk
In May 2020, we privately placed $2 billion of senior unsecured notes due May 2025 that bear interest at 6.25% and $750 million of senior unsecured notes due May 2025 that bear interest at 7.0%. In July 2020, we privately placed $500 million of senior unsecured notes due December 2023 that bear interest at 3.6% and $750 million of senior unsecured notes due August 2027 that bear interest at 4.625%. These senior unsecured notes issued in May and in July are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future.
During the nine months ended September 30, 2020, we made borrowings on our revolving credit facilities. As of September 30, 2020, we have $650 million in borrowings outstanding under our Amended Credit Facility and the interest rate on the outstanding balance was 2.41%. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facility.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On September 10, 2020, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which remains pending.
Nassau County, New York Litigation. The New York Supreme Court – Appellate Division heard argument on plaintiffs’ appeal on November 2, 2020 and the parties await a ruling.
Pine Bluff, Arkansas Litigation. The OTCs and the party allowed to intervene on behalf of the State filed cross motions for summary judgement; those motions remain pending.
State of Mississippi Litigation. On August 17, 2020, the court granted the State of Mississippi’s motion for summary judgment on damages in part. A trial on remaining damages issues took place October 5-7, 2020, and the parties await a ruling.
Arizona Cities Litigation. The parties filed cross motions for summary judgment on damages issues on October 2, 2020. Those motions remain pending.
State of Louisiana/City of New Orleans Litigation. The parties filed cross motions for summary judgment on August 31, 2020. The court held a hearing on those motions on October 26, 2020 and has indicated it will announce its ruling on November 6, 2020.
Jefferson Parrish, Louisiana Litigation. On September 17, 2020, the court granted the defendants’ motion, denied the plaintiff’s motion and dismissed all remaining claims filed by the plaintiff with prejudice. Plaintiff filed a notice of appeal on October 13, 2020.
Palm Beach, Florida Litigation. On October 19, 2020, the Florida Supreme Court denied Palm Beach County’s petition for discretionary review, thereby ending the matter.
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway. The complaint alleges claims for declaratory judgment, damages and an accounting.

Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Cases against HomeAway.com, Inc. On October 13, 2020, the parties agreed to a tentative settlement of the remaining individual claims.
Buckeye Tree Lodge Lawsuit. The court denied Plaintiff’s motion for summary judgment and denied in part and granted in part Expedia’s motion for summary judgment on September 9, 2020. The case is scheduled for a bench trial on March 8, 2021.
Other Legal Proceedings
New York City Litigation. On October 6, 2020, the city requested that the court dismiss the lawsuit as moot. HomeAway did not oppose the request. On October 7, 2020, the court dismissed the lawsuit as moot, thereby ending the matter.
Helms-Burton Litigation. A hearing on Expedia’s motion to dismiss in the Echevarria, Echevarria et al., and Trinidad actions was held on October 19, 2020. A hearing on Expedia’s motion to dismiss in the Glen action is scheduled for December 7, 2020.
In re Expedia Group, Inc. Stockholders Litigation. By letter dated September 10, 2020, the SLC informed the court that it had completed its investigation and sought a further extension of time until October 16, 2020, to finalize its investigative report and to file a motion to dismiss the action. That same day, the court granted the SLC’s motion and extended the stay until October 16, 2020. On October 16, 2020, the court granted the SLC’s motion for a further extension of the stay until October 23,

2020. On October 23, 2020, the SLC filed a motion to dismiss the action along with a report of the SLC’s investigation. A public version of the SLC’s report was filed on October 30, 2020.

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
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners for a period of five years. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of the Expedia Group companies' waivers, nearly all NCAs in Europe have announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. On July 31, 2020, Expedia Group announced that it will continue to apply the terms of its above August 1, 2015 waiver, without prejudice to its views that its parity clauses are lawful. Below are descriptions of additional rate parity-related matters of note in Europe.
The German Federal Cartel Office (“FCO”) has required another online travel company, Hotel Reservation Service (“HRS”), to remove certain clauses from its contracts with hotels. HRS’ appeal of this decision was rejected by the Higher Regional Court Düsseldorf on January 9, 2015. On December 23, 2015, the FCO announced that it had also required Booking.com by way of an infringement decision to remove certain clauses from its contracts with German hotels. Booking.com has appealed the decision and the appeal was heard by the Higher Regional Court Düsseldorf on February 8, 2017. On June 4, 2019, the Higher Regional Court Düsseldorf issued its judgment in this matter and ruled that certain parity clauses are in compliance with applicable German and European competition rules and the FCO’s prohibition order against Booking.com was annulled. The decision is not yet final as the FCO has lodged an appeal against the decision of the Higher Regional Court Düsseldorf to the German Federal Supreme Court. The FCO’s case against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrongdoing having been communicated to the Expedia Group companies to date.
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
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. On November 4, 2020, the Australian Federal Court dismissed trivago’s appeal. The court has yet to set a date for a separate trial regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings as of December 31, 2019. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Credit Agreement dated as of August 5, 2020 among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the Lenders from time to time party hereto and JPMorgan Chase Bank, N.A. as Administrative Agent and London Agent		8-K	001-37429	10.1	8/6/2020

10.2	Second Amendment, dated as of August 5, 2020, among Expedia Group, Inc., Expedia, Inc., Travelscape, LLC, Hotwire, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent		8-K	001-37429	10.2	8/6/2020

10.3	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	X

10.4	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, as Amended and Restated	X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 4, 2020	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer