Form 10-K
period 2020-12-31
Expedia Group, Inc.
filed 2021-02-12
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2020, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $11,102,938,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 29, 2021 were approximately,
Common stock, $0.0001 par value per share	138,341,099	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2020

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2020
Part I. Item 1. Business
We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Management Overview
General Description of Our Business
Expedia Group, Inc. is an online travel company, and our mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries, that feature a broad multi-product supply portfolio — with over 2.9 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 880,000 hotels, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences across 200 countries and territories. Travel suppliers distribute and market products via our desktop and mobile offerings, as well as through alternative distribution channels, our business partnerships and our call centers in order to reach our extensive global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large multi-platform audience of travelers around the globe.
COVID-19
During 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world, and is continuing to have an unprecedented effect on the global travel industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes, initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery.

Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
Market Opportunity and Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending highlighting the size of our market opportunity. Phocuswright estimated global travel spending, inclusive of alternative accommodations at approximately $1.9 trillion in 2020 prior to the onset of COVID-19 with an increasing share booked through online channels each year.
As we endeavor to power global travel for everyone, everywhere our focus is to: leverage our brand and supply strength, and our platform, to provide greater services and value to our travelers, suppliers and business partners, and generate sustained, profitable growth.
Leverage Brand and Supply Strength. We believe the strength of our brand portfolio and enhancements to product and service offerings, which when combined with our global scale and broad based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, there is a rich interplay between supply and demand in our global marketplace that helps us provide value to both travelers planning trips and supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our multi-brand strategy and deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. Additionally, we know that consumers typically visit multiple travel websites prior to booking travel, and having a multi-brand strategy increases the likelihood that those consumers will visit one or more of our websites. We also market to consumers through a variety of channels, including internet search, metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting new visitors.
Our portfolio of brands, operated and organized by reportable segment are as follows:
Retail. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a number of consumer brands that target a variety of customer segments and geographic regions with tailored offerings. Our portfolio of retail brands include:
•Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized websites in over 40 countries covering 27 languages offering a wide selection of travel products and services. Through an award-winning mobile app and Expedia-branded websites, travelers have access to the latest technology to manage all aspects of their trips, including airline tickets, lodging, car rentals, cruises, insurance and other travel needs, such as airport transfers, tickets to attractions and tours, from hundreds of thousands of suppliers, on both a standalone and package basis. Across the more than 20 years that Brand Expedia has been helping people travel with confidence and ease, we have learned that travelers benefit when Brand Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save. That commitment has propelled Brand Expedia to a leadership position within travel, and ensures that Brand Expedia can continue to help millions of travelers experience the world.
•Hotels.com. Hotels.com focuses on marketing lodging accommodations. Hotels.com, with 90 localized websites worldwide in 41 languages worldwide and market leading mobile apps on all major platforms, offers travelers a broad selection of lodging options. Hotels.com Rewards®, the loyalty program established in 2008, offers travelers the ability to earn one free night for every ten nights stayed.
•Vrbo. Vrbo (previously HomeAway), operates an online marketplace for the alternative accommodations industry. The Vrbo portfolio includes the vacation rental website Vrbo, which operates localized websites around the world, and HomeAway. In addition, Vrbo operates regional brands around the world and offers software solutions to property managers.
•Orbitz. Orbitz is where all travelers are welcome and connects travelers to the world by providing the best planning tools and travel rewards just for going. The Orbitz Reward program allows travelers to instantly earn rewards on flights, hotels and packages that can be instantly redeemed on tens of thousands of hotels worldwide.
•CheapTickets. Budget travel site CheapTickets gives customers more ways to save on their next trip with last minute deals and discounts, and event tickets to top concerts, theater, sporting events and more.
•Travelocity. Travelocity is a pioneer in the online travel industry and celebrated its 20th anniversary in 2016. Travelocity and its famous Roaming Gnome encourage travelers in the United States and Canada to “Wander Wisely™”.

•ebookers. ebookers is a leading online EMEA travel agent offering travelers an array of travel options across flights, accommodations, packages, car hire providers and destination activities. With ebookers, travelers have the flexibility to build their perfect trip by booking a combination of elements in the same place.
•Wotif Group. Wotif Group is a leading Australian online travel agent, comprised of the Wotif.com, lastminute.com.au and travel.com.au brands in Australia, and Wotif.co.nz and lastminute.co.nz in New Zealand. Having been in the Australian market for over two decades, Wotif is the go-to for local travel and is committed to supporting the Australian tourism industry, destination marketing organizations and tourism operators to help attract tourists to their region.
•Hotwire. Hotwire offers a travel booking service that matches flexible, value-oriented travelers with suppliers who have excess seats, rooms and cars they offer at lower rates than retail. Hotwire’s Hot Rate® Hotels, Hot Rate® Cars and Hot Rate® Flights offer travelers an extra low price as the supplier name is not revealed until after the traveler books and pays. With Hotwire’s unique model, suppliers create value from excess availability without diluting their core, brand-loyal traveler base. Hotwire partners with leading hotel companies worldwide, brand-name domestic and international airlines, and major car rental companies in the United States.
•CarRentals.com. CarRentals.com is an online car rental marketing and retail firm offering a diverse selection of car rentals direct to consumers. CarRentals.com is able to provide our customers choices across the globe and help our supply partners expand their marketing reach.
•Classic Vacations. Classic offers a full line of accommodations, from mid-tier to luxury (including suites, villas and residences), competitive pricing, first class and private transportation options and unique tours and experiences in Asia, Australia, Canada, Caribbean, Costa Rica, Dubai, Europe, Fiji, Hawaii, Mainland United States, Maldives, Mexico, New Zealand, Oman, Seychelles, Tahiti and the United Arab Emirates. Travel advisors have always relied on Classic to help create exceptional travel experiences for their clients. Travel agents and travelers can preview our product offering through our website www.classicvacations.com.
•Expedia Cruises. Expedia Cruises is North America’s leading cruise specialist, providing a full range of travel products through its network of independently owned retail travel franchises. With over 285 points of sale across North America and a team of over 5,400 professionally-trained vacation consultants, the franchise company has been recognized as a top seller with every major cruise line and is consistently ranked as a top-rated franchise organization year after year..
B2B. Our B2B segment encompasses our Expedia Business Services organization, which has two components:
•Expedia Partner Solutions. Expedia Partner Solutions is the partner-focused arm of Expedia Group. Expedia Partner Solutions partners with businesses in over 70 countries across a wide range of travel and non-travel verticals including corporate travel management, airlines, travel agents, online retailers and financial institutions, who market Expedia Group rates and availabilities to their travelers. Expedia Partner Solutions' partners can benefit from Expedia Group technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through Expedia Partner Solutions’ API, Rapid; adopting one of Expedia Partner Solutions’ customized white label or co-branded ecommerce template solutions Hotels.com for partners; or Expedia.com for partners; or a powerful agent booking tool, Expedia TAAP.
•Egencia. Our full-service travel management company, offers travel products and services to businesses and their corporate travelers. Egencia maintains a global presence in more than 60 countries across North America, Europe and Asia Pacific. Egencia provides, among other things, a global technology platform coupled with assistance from expert travel consultants, relevant supply targeted at business travelers, and consolidated reporting for its clients. Egencia charges its corporate clients account management fees, as well as transactional fees for booking and fees for various contacts made as part of the travel process. Egencia also offers consulting and meeting management services as well as advertising opportunities.
trivago. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from hundreds of booking websites for over 5.0 million hotels and other accommodations, including over 3.8 million units of alternative accommodations, in over 190 countries. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide via 54 localized websites and apps in 32 languages. Subsequent to its initial public offering ("IPO") in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol "TRVG."
Leverage Our Platform. Over the last year, Expedia Group shifted to a platform operating model with more centralized technology, product, data engineering and data science teams building services and capabilities that are leveraged across our business units to serve our end customers and provide value-add services to our travel suppliers. This model enables us to deliver more scalable services and operate more efficiently. All of our transaction-based businesses share and benefit from our platform infrastructure, including customer servicing and support, data centers, search capabilities and transaction processing functions, including payment processing and fraud operations.
As we continue to evolve our platform infrastructure, our focus is on developing technical capabilities that support various travel products while using common applications and frameworks. We believe this strategy will enable us to: build in parallel because of simpler, standard architecture; ship products faster; create more innovative solutions; and achieve greater scale. Over time, as we enable domains around application development frameworks, we believe we can unlock additional platform service opportunities beyond our internal brands and other business travel partners.
We provide 24-hour-a-day, seven-day-a-week traveler sales and support by our virtual agent platform, telephone or e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house contact centers. Our contact centers are located in several countries throughout the world. We invested significantly in our contact center technologies, with the goal of improving customer experience and increasing the efficiency of our contact center agents, and have plans to continue reaping the benefits of these investments going forward. In addition, we have continued to invest in our conversation platform, which leverages technology and artificial intelligence to provide online customer service options and self-service capabilities to our customers through our websites and apps.
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
•Merchant Model. Under the merchant model, we facilitate the booking of hotel rooms, alternative accommodations, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. The majority of our merchant transactions relate to lodging bookings.
•Agency Model. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler; and
•Advertising Model. Under the advertising model we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings across several of our transaction-based websites, as well as on our majority-owned metasearch site, trivago.
For the year ended December 31, 2020, we had total revenue of $5.2 billion, with merchant, agency and advertising accounting for 63%, 24%, and 13% of total revenue, respectively.
We continue to see closer integration of the agency hotel product with our core merchant product through our Expedia Traveler Preference (ETP) program by offering, for participating hotels, customers the choice of whether to pay Expedia Group in advance under our merchant model (Expedia Collect) or pay at the hotel at the time of the stay under the agency model (Hotel Collect).
In addition, through various of our Expedia Group-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Travelers typically select packages based on the total package price or by purchasing one product and receiving a discounted price to attach additional products. The use of the merchant travel components in packages and multi-product purchases enable us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other pricing models. In addition, we also offer third-party pre-assembled package offerings, primarily through our international points of sale, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and ultimately bookings through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our websites. We now manage our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.
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
Travel Suppliers
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
Intellectual Property Rights
Our intellectual property and appurtenant rights, including our patents, trademarks, copyright rights, domain names, trade dress, proprietary technology, and trade secrets, are important components of our business. For example, we rely heavily upon our intellectual property and proprietary information in our content, brands, domain names and website URLs, software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that support and make up our services. We have acquired some of our intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties.
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
We maintain our trademark portfolio by filing trademark applications with national trademark offices, maintaining appropriate registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as we deem appropriate and necessary, respectively. We protect our trademarks, copyrights and domain names with an enforcement program and use of intellectual property licenses. Trademark and intellectual property protection may not be available or may not be sought, sufficient or effective in every jurisdiction where we operate. Contractual disputes or limitations may affect the use of trademarks and domain names governed by private contract.
We have considered, and will continue to consider, the appropriateness of filing for patents to protect inventions and obtaining licenses in patents as circumstances may warrant. However, patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us. We also protect some inventions and methods by maintaining them as trade secrets, either because it provides superior and potentially longer-termed protection, or because the invention is not patentable but provides us with a competitive advantage.
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
In international markets, we are increasingly subject to laws and regulations applicable to travel agents or tour operators in those markets, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure.
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
Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. However, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements may relate to our business in the future.
Human Capital Management
People, Company Culture and Total Rewards
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2020, we have a team of 19,100 employees across more than 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2020, more than one third of our people work in technology roles.
We aim to go above and beyond to take care of our people – giving them opportunities to grow and develop, and provide benefits that allow them to fuel their passion for travel and resources to help them take care of their well-being. While the competition for talent is fierce, particularly in the United States and Seattle, where our headquarters are located, we believe we offer something different: An opportunity to strengthen connections, broaden horizons and bridge divides through travel. We know the power of travel and understand the amazing things we can achieve by making it more accessible to everyone. And we are focused on attracting and retaining the best and brightest people to help us do that. To that end, we offer competitive compensation and differentiated benefits, including healthcare and retirement programs, wellness and travel reimbursement, an employee assistance program, an employee stock purchase program, time-off programs, volunteer days off, a transportation program, onsite medical care and travel discounts, among others.
Inclusion and Diversity
To best serve our employees, customers, partners and community, we aim to build inclusive and diverse workplaces that prioritize and value a sense of belonging, respect, voice and equal opportunity with initiatives such as:
•Employee-led Inclusion Business Groups, which are employee resource groups focused on promoting awareness related to race, ethnicity, sexual orientation, military status, disability and gender, as well as allyship for underrepresented identities;
•Learning programs addressing bias and exclusive practices within traditional recruitment, hiring and marketing processes;
•An employee onboarding program that includes a robust focus on intercultural awareness, ally skills and our Inclusion Business Groups;

•Employment and hiring targets for women to occupy 50% of roles at all levels by the end of 2025 and for 25% of U.S. external hires to come from racially and ethnically underrepresented groups by the end of 2021;
•The utilization of employee surveys and external benchmarking to understand and address identity-based trends in order to set clear goals, create strategies and measure progress for increased headcount, hiring, compensation, advancement and retention of underrepresented employee groups; and
•Programs with our travel partners to focus on underserved travelers and drive industry engagement related to inclusion and diversity, and participation in outreach related to these efforts in local and global communities.
COVID-19 Response
The COVID-19 pandemic has led to an unprecedented disruption to the global travel industry. As the impact of the pandemic spread globally in 2020, our employees banded together and responded quickly to widespread travel cancellations and significant spikes in customer support call volumes. At the same time, substantially all of our offices were closed to protect the health of our employees who transitioned to working from their homes. Subsequently, we have opened certain of our global offices where it is safe to do so. We continue to actively monitor regional health guidance from local governments as it pertains to potential office openings and closures. The impact of the global pandemic also resulted in further headcount reductions through the course of 2020, as well as the implementation of furloughs and reduced work week programs for select, impacted volume-based teams. We also took a number of actions to provide additional support to our employees during the pandemic, including:
•A temporary, voluntary reduced work week program for employees who are parents and caregivers or who have other personal needs;
•The expansion of our wellness reimbursement program, which provides reimbursement for certain health and wellness expenses, to allow employees to use the benefit for the purchase of home office equipment, virtual mental and emotional health services and online education;
•Recognizing the current limitations on travel and the need for greater wellness assistance, we provided employees with the flexibility to use our travel reimbursement benefit program for health and wellness expenses;
•The creation of a COVID-19 Resource Center, providing quick access to important resources for employees working from home, including mental and physical health resources, access to our employee assistance program, regular updates from our Inclusion & Diversity Team, social discussion forums and updates on office closings and re-openings; and
•The launch of our Junior Journeys and a YMCA partnership, focused on connecting employees who are caregivers to resources that provide needed support for children, including homework help, IT support and storytelling.
Equity Ownership and Voting Control
As of December 31, 2020, there were 138,073,922 shares of Expedia Group common stock and 5,523,452 shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2020, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% of Expedia Group’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 9% of Expedia Group’s outstanding common stock), representing approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. Mr. Diller and the Family Foundation acquired the 5,523,452 shares of Expedia Class B common stock they currently own (the “Original Shares”) pursuant to an exchange of the same number of shares of Expedia Group common stock with Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in connection with Expedia Group’s acquisition of Liberty Expedia Holdings on July 26, 2019. In addition, pursuant to the Second Amended and Restated Governance Agreement between Expedia Group and Mr. Diller dated as of April 15, 2019 (the “Governance Agreement”), Mr. Diller had the right (the “Purchase/Exchange Right”), from time to time until April 26, 2020, to acquire up to 7,276,547 shares of Expedia Group Class B common stock by (1) exchange with Expedia Group (or its wholly owned subsidiary) for an equivalent number of shares of Expedia Group common stock or (2) purchase from Expedia Group (or its wholly owned subsidiary) at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise .
On April 10, 2020, the Company and Mr. Diller entered into Amendment No. 1 (the “Amendment”) to the Governance Agreement. The Amendment was entered into pursuant to the stipulation and order entered by the Delaware Court of Chancery on March 30, 2020 (the “Order”), and was approved by the Special Litigation Committee of the Board of Directors of the Company formed to, among other things, investigate and evaluate the claims raised against certain current and former members of the Board of Directors and officers of the Company in the consolidated action captioned In re Expedia Group Stockholders

Litigation, Consolidated Case No. 2019-0494-JTL (the “Delaware Litigation”). Pursuant to the Order, Mr. Diller was not permitted to exercise the Purchase/Exchange Right prior to the Special Litigation Committee notifying Mr. Diller that it had completed its investigation of the claims raised in the Delaware Litigation (the “Completion Date”). The Amendment extended the deadline by which Mr. Diller may have exercised the Purchase/Exchange Right to December 7, 2020 (the close of business on the forty-fifth day following the Completion Date). The Purchase/Exchange Right expired unexercised on December 7, 2020.
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
COVID-19 Pandemic and Travel Industry Risks
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry and our business, financial performance and liquidity position.
The COVID-19 pandemic has severely restricted the level of economic activity around the world, and is continuing to have an unprecedented effect on the global travel industry. In response to the pandemic, the governments of many countries, states, cities and other geographic regions have implemented containment measures, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Governments may continue implementing containment measures in response to new variants of the virus. Individuals’ ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels and airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccine against new variants of the virus may contribute to delays in economic recovery, particularly for the travel industry.
The measures implemented to contain the COVID-19 pandemic initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. Moreover, we have modified our cancellation policies in light of the COVID-19 pandemic. For example, except as otherwise required by relevant law, on near-term hotel bookings with non-refundable rates impacted by COVID-19, we have been providing refunds where hotels agree to make the booking refundable; otherwise, we have offered customers credit toward a future booking. We continue to adapt our cancellation policies as the situation evolves. The significant increase in refunds that we experienced in 2020 and may continue to experience has led to materially negative cash flow, which has and will continue to negatively impact our cash balance and overall liquidity position until travel demand begins to recover from current levels. We also may be negatively impacted by the loss of opportunity to cross-sell or market products and services to customers who originally booked air travel with us, but who will ultimately redeem air travel credits received during the COVID-19 pandemic directly from the airlines. Moreover, any additional measures or changes in laws or regulations, whether in the United States or other countries, that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position. We may also face inquiries and investigations from government regulators who claim that we should have refunded travelers or taken actions to otherwise provide redress to travelers who could not travel due to COVID-19 restrictions.
The pandemic has impeded global economic activity for an extended period and could continue to do so, even as restrictions are lifted, leading to a continuation of the already significant decrease in per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel. In turn, that could have a negative impact on demand for our services and could lead our partners, or us, to reduce prices or offer incentives to attract travelers. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. In particular, we may need to adjust to a travel industry with fewer and different suppliers as well as structural changes to certain types of travel. For example, there is uncertainty over whether and how corporate travel will rebound given the increase in remote working and use of video conference technology in addition to safety concerns related to business travelers’ health.
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
For the reasons set forth above and other reasons that may come to light as the COVID-19 pandemic and containment measures evolve over time, it is difficult to estimate with accuracy the impact to our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future.
We operate in an increasingly competitive global environment.
The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including online travel agencies; alternative accommodation providers, wholesalers and tour operators; travel product suppliers (including hotels, airlines and car rental companies); search engines and large online portal websites; travel metasearch services; corporate travel management service providers; mobile platform travel applications; social media websites; eCommerce and group buying websites; and other participants in the travel industry.
Online travel agencies and alternative accommodations providers. In particular, we face increasing competition from other OTAs and alternative accommodations in many regions, such as Booking Holdings and its subsidiaries Booking.com and Agoda.com; Trip.com, which in some cases may have more favorable offerings for travelers or suppliers, including pricing and supply breadth; and Airbnb. Our OTA competitors are increasingly expanding the range of travel services they offer and the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. Airbnb, Booking Holdings and other providers of alternative accommodations provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation providers could affect overall travel patterns generally and the demand for our services specifically in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb and similar providers could increasingly look to add other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
Travel suppliers. Travel suppliers, such as hotels, airlines and rental car companies, may offer products and services on more favorable terms to consumers who transact directly with them. Many of these competitors have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors through favorable rates and bonus or loyal points for direct booking, surcharges for booking outside of the supplier’s own website, suppliers combining to establish a single search platform and other tactics to drive traffic directly to supplier websites.
Search engines and large online portal websites. We also face increasing competition from Google and other search engines. There could be a material adverse impact on our business and financial performance to the extent that Google uses its market position to disintermediate online travel agencies through its own offerings or capabilities, refer customers directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, offer the ability to transact on their own website, or promote their own competing products by placing their own offerings at the top of organic search results.

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
Travel metasearch websites. Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia Group), TripAdvisor, Skyscanner and Qunar (both are subsidiaries of Trip.com), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have added or intend to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago’s business and therefore our results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
Corporate travel management service providers. Egencia, our full-service corporate travel management company, competes with online and traditional corporate travel providers, including Carlson Wagonlit and American Express Global Business Travel (GBT), as well as vendors of corporate travel and expense management software and services, including Concur. Some of these competitors may have more financial resources, greater name recognition, well-established client bases, differentiated business models or a broader global presence, which may make it difficult for us to retain or attract new corporate travel clients.
Mobile and other platform travel applications. The demand for and functionality of smartphones, tablet computers and home assistants continue to grow and improve significantly. If we are unable to offer innovative, user-friendly, feature-rich mobile applications and mobile-responsive websites for our travel services, along with effective marketing and advertising, or if our mobile applications and mobile-responsive websites are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Applications and social media websites. Applications and social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into an alternative research and booking resource for travelers, resulting in additional competition.
eCommerce and group buying websites. Traditional consumer eCommerce platforms, including Amazon and Alibaba, and group buying websites have periodically undertaken efforts to expand their local offerings into the travel market. For example, traditional consumer eCommerce and group buying websites may add hotel offers or other travel services to their sites. To the extent our travelers use these websites, these websites may create additional competition and could negatively affect our businesses.
Other participants in the travel industry. Other participants or existing competitors may begin to offer or expand other services to the travel industry that compete with the services we offer to our travelers, our travel industry affiliates and partners, or our corporate clients. For example, ride-sharing apps increasingly compete with traditional car rental services and travel services continue to proliferate. To the extent any of these services gain market share over time, it may create additional competition and could negatively affect our businesses.
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
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, our business and financial performance are affected by the overall health of the worldwide travel industry. Factors that could negatively affect the travel industry in general and our business in particular, potentially materially, include: political instability, geopolitical conflicts, trade disputes, significant fluctuations in currency values, sovereign debt issues, macroeconomic concerns, bans on travel to and from certain countries, significant changes in oil prices, continued air carrier and hotel chain consolidation, reduced access to discount fares, travel strikes or labor unrest, bankruptcies or liquidations, increased incidents of actual or threatened terrorism, uncertainties and effects of Brexit, natural disasters, travel-related accidents or grounding of aircraft due to safety concerns, changes in regulations, policies or conditions related to sustainability and climate change, and changes to visa and immigration requirements or border control policies. Our business is also sensitive to fluctuations in hotel supply, occupancy and Average Daily Rates (“ADRs”), changes in airline capacity and airline ticket prices and the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.
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
An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers (including owners and managers of alternative accommodation properties) and GDS partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular lodging suppliers, airlines and GDS partners for bookings made through our channels. Each year we typically negotiate or renegotiate numerous supplier contracts.
No assurances can be given that travel suppliers will elect to participate in our platform, or that our compensation, access to inventory or access to inventory at competitive rates will not be further reduced or eliminated in the future, or that travel suppliers will not reduce the cost of their products or services (for example, ADRs or ticket prices); attempt to implement costly direct connections; charge us for or otherwise restrict access to content; increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Any of these actions, or other similar actions, could reduce our revenue and margins thereby adversely affecting our business and financial performance.
Financial Risks
We may experience constraints in our liquidity and may, whether due to the COVID-19 pandemic or other factors out of our control, be unable to access capital when necessary or desirable, either of which could harm our financial position.
Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet obligations and commitments to date, we cannot predict how the COVID-19 pandemic and resulting economic impacts could affect our liquidity in the future. Our substantial indebtedness, particularly following the transactions completed in response to the impacts of COVID-19, the availability of assets as collateral for loans or other indebtedness, and market conditions may make it difficult for us to raise additional capital on commercially reasonable terms to meet potential future liquidity needs. If our liquidity is materially diminished, we may not be able to timely pay debts or leases or comply with material provisions of our contractual obligations.
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. If, as was the case in 2020, our merchant hotel business declined further, it would likely result in further pressure on our working capital cash balances, cash flow over time and liquidity.

Our ability to raise financing depends in significant measure on characteristics of the capital and credit markets and liquidity factors over which we exert no control. In light of uncertainty in the capital and credit markets and constraints on our liquidity, we cannot guarantee that sufficient financing will be available on desirable, or any terms, to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or other actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch or similar ratings agencies, deterioration of our financial condition, increase in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital (including, with respect to ratings downgrades, the interest rate applicable to certain of our outstanding senior notes).
We have significant indebtedness, which could adversely affect our business and financial condition.
As of December 31, 2020, we have outstanding long-term indebtedness, excluding current maturities, with a face value of $8.3 billion and we have revolving credit facilities with outstanding commitments totaling $2.0 billion, which is essentially untapped. Risks relating to our indebtedness include:

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
The agreements governing our indebtedness contain various covenants that may limit our ability to effectively operate our businesses, including those that restrict our ability to, among other things:

•	Borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Enter into certain asset sale transactions, including partial or full spin-off transactions;

•	Enter into secured financing arrangements;

•	Acquire businesses of, or make investments in, third parties;

•	Move assets among our subsidiaries or restructure our group;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.
In addition, our revolving credit facilities require that we meet certain financial tests, including a minimum liquidity test, and starting at the end of 2021, a leverage ratio test.
Any failure to comply with the restrictions of our credit facility or any agreement governing our other indebtedness (including the indentures governing our outstanding senior notes) may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds and our secured lenders may be able to foreclose against the assets constituting collateral for our secured debt. In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise. The terms of our revolving credit facilities and the indentures governing our outstanding senior notes allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify. In addition, the interest rate payable on our $1.2 billion of 9.5% Series A Preferred Stock could increase by 100 to 300 basis points if, as a result of additional borrowings, our leverage ratio under the credit agreement exceeds 5 to 1.
Operational Risks
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.

We rely heavily on internet search engines, such as Google, through the purchase of travel-related keywords and through organic search, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results which could cause a website to place lower in search query results or inhibit participation in the search query results. In particular, Google has in the past, and may continue to in the future, change its algorithms or results in a manner that has negatively affected the search engine ranking, paid and unpaid, of our websites and the websites of our affiliates and those of our third-party distribution partners, which has adversely impacted our business and financial performance. Google has also increasingly added its own travel search functionality and content at the expense of traditional paid listings and organic search results, which may continue to reduce the amount of traffic to our websites or those of our affiliates. If Google or other search or metasearch companies continue to pursue these or similar strategies, which is out of our control, or we do not successfully manage our paid and unpaid search strategies, we could face a significant decrease in traffic to our websites and/or increased costs related to replacing unpaid traffic with paid traffic.
We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.
We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase and given the economic uncertainty and unpredictability around when the travel industry will recover, decisions we make on investing in brands could be less effective and costlier than expected.
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
We are subject to payments-related risks.
Payments Regulations. The processing and acceptance of a variety of payment methods is subject to various laws, rules, regulations, legal interpretations, and regulatory guidance, including those governing cross-border and domestic money transmission and funds transfers; foreign exchange; payment services; and consumer protection. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.
Moreover, for existing and future payment options we offer to both our customers and suppliers, we are and may increasingly be subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes, such as the EEA’s Revised Payment Services Directive (“PSD2”), which began being enforced on January 1, 2021. PSD2 imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a payment transaction which could result in significant costs to us and our suppliers and reduce the ease of use of our payments options.
Third Party Payment Service Providers. We have agreements with companies that process customer credit and debit card transactions, the volume of which are very large and continue to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These agreements allow these payment processors, under certain conditions, to hold an amount of our cash (referred to as a “holdback”) or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These payment processors may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
Payment Card Networks. The payment card networks such as Visa, MasterCard and American Express, may increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any such transaction. Our payment processors have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
In addition, the payment card networks, have adopted rules and regulations that apply to all merchants who process and accept payment cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may lose our ability to accept credit and debit card payments from our customers, or facilitate other types of online payments, and be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and our business and operating results could be adversely affected.
We are subject to payments-related fraud risks.
Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards or fraudulently obtained loyalty points. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). In addition, the payment card networks have rules around acceptable charge back ratios. Accordingly, we calculate and record an allowance for the resulting credit and debit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones, tablet computers and in-home assistants, and our global expansion, including into markets with a history of elevated fraudulent activity. If we are unable to effectively combat fraudulent bookings on our websites or mobile applications or if we otherwise experience increased levels of charge backs, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, and our results of operations and financial positions could be materially adversely affected.
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
We have numerous significant commercial arrangements with business partners and we rely on third-party service providers for a broad ranges of key services, including both external, customer-facing services such as customer support and booking fulfillment and internal services related to our operations, technology development and infrastructure. If these partners or service providers fail to meet our requirements or legal or regulatory requirements, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions. Likewise, if one of our third-party service providers were to cease operations, face financial distress or other business disruption, we could suffer increased costs and disruption to our own business operations until an equivalent alternative could be sourced or developed, any of which could also have an adverse impact on our business and financial performance. Additionally, due to the COVID-19 pandemic, most of our employees are working remotely, which may strain the ability of certain technology vendors to support the increased demand for services, such as remote connectivity.
Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins as our revenues from these markets grow over time. Additionally, some countries have enacted or are considering enacting data localization laws that make competition by foreign companies costly or operationally difficult in those markets.
In addition to the risks outlined elsewhere in this section, our international operations are also subject to a number of other risks, including:

•	Exposure to local economic or political instability and threatened or actual acts of terrorism;

•	Compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions;

•	Weaker enforcement of our contractual and intellectual property rights;

•	Lower levels of credit card usage and increased payment and fraud risk;

•	Longer payment cycles, and difficulties in collecting accounts receivable;

•	Preferences by local populations for local providers;

•	Restrictions on, or adverse tax and other consequences related to the repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on our ability to invest in our operations in certain countries;

•	Changes to trade policy or agreements that limit our ability to offer, or adversely affect demand for, our products and services;

•	Our ability to support technologies or marketing channels that may be prevalent in a particular international market and used by local competitors, but are not scalable for an international company offering services in many markets around the world; and

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

Acquisitions, investments, divestitures or significant commercial arrangements could result in operating and financial difficulties.

We have acquired, invested in, divested or entered into significant commercial arrangements with a number of businesses in the past, and our future growth may depend, in part, on such transactions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to such transactions that may have a material impact on our business are:

•	Diversion of management’s attention or other resources from our existing businesses;

•	Use of cash resources and incurrence of debt and contingent liabilities in funding and after consummating acquisitions, including with regard to future payment obligations in connection with put/call rights, may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;

•	Expected and unexpected costs incurred in pursuing acquisitions, if unsuccessful could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and other liabilities and obligations of the acquired company;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Failure of the acquired company to achieve anticipated integration synergies, traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•	Entrance into markets in which we have no direct prior experience resulting in increased complexity in our business;

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;

•	Costs associated with remediating fraud, information security, or other similar incidents at an acquired company;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs or delays to obtain governmental or regulatory approvals for acquisitions;

•	Divestitures of functions, assets or operations may impede our ability to successfully operate our business, result in liability to purchasers, or consume significant resources;

•	Divested assets may be worth more than the consideration we receive in respect thereof;

•	Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit our ability to consummate acquisitions; and

•	Adverse market reaction to divestitures, acquisitions or investments or failure to consummate such transactions.
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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of Barry Diller, our Chairman and Senior Executive, and Peter Kern, our Vice Chairman and Chief Executive Officer, are critical to the overall management of the company. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Kern or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
Competition for well-qualified employees in certain aspects of our business, including software engineers, developers, product management personnel, development personnel, and other technology professionals, also remains intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. For example, restrictions on travel related to the COVID-19 pandemic may negatively affect our ability to attract and retain employees on a global basis.
We may not achieve some or all of the expected benefits of our plans to increase our operational efficiencies and our restructuring efforts may adversely affect our business.
During 2019, we initiated a restructuring of portions of our global workforce in an effort to simplify and streamline our organization, improve our cost structure and the operation of our overall businesses. In February 2020, we announced our intention to pursue operating cost savings by further simplifying our organization, streamlining priorities and operating more efficiently and due to the COVID-19 pandemic, we implemented certain additional operational cost saving actions beyond what had been originally planned.
The operational efficiencies and restructuring actions we undertook in 2019 and 2020 as well as future actions may not achieve our targeted operational cost savings, improvements and efficiencies, which could adversely impact our results of operations and financial condition. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity, or our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.
We are exposed to various counterparty risks.
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. As it relates to deposits, as of December 31, 2020, we held cash in bank depository accounts of approximately $3.1 billion. Additionally, majority-owned subsidiaries held cash of approximately $214 million and held term deposits of approximately $73 million. As it relates to foreign exchange, as of December 31, 2020, we were party to forward contracts with a notional value of approximately $1.4 billion, the fair value of which was a liability of approximately $14 million. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts, our ability to recover losses or to access or recover our assets held may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceeding, and the receipt and remittance of payments via such counterparties would be severely limited or cease. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our Expedia Business Services and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
We have foreign exchange risk.
We face exposure to movements in currency exchange rates (particularly those related to the British pound sterling, euro, Canadian dollar, Australian dollar, Thai baht, Brazilian real, and Nordic currencies) that revalue our cash flows, monetary assets and liabilities, and translate our foreign subsidiary financial results to U.S. dollars. In particular, we face exposure related to fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay as well as the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours could be costly and complex, and could adversely impact our ability to offer certain packages in the EEC.
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
The application of domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the relevant taxing authorities. Given a focus on revenue generation, taxing authorities have become more aggressive in their enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments, and legislation, including new taxes on our technology platform and digital services. As such, potential tax liabilities may exceed our current tax reserves or may require us to modify our business practices and incur additional cost to comply, any of which may have a material adverse effect on our business.
A number of taxing authorities have made inquiries, filed lawsuits, and/or levied assessments asserting we are required to collect and/or remit state and local sales or use taxes, value added taxes, or other transactional taxes related to our travel facilitation services, including the legal proceedings described in Part I, Item 3, Legal Proceedings.
In the past been we have been required, and in the future may be required, in certain domestic and foreign jurisdictions to pay substantial tax assessments prior to contesting their validity. A description of recent significant “pay-to-play” payments and refunds, as well as ongoing tax inquiries or audits in other “pay-to-play” jurisdictions, is included in NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements.

Significant judgment and estimation is required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Taxing authorities may disagree with our cross-jurisdictional transfer pricing, including the amount or support for such charges. We believe our tax estimates are reasonable, however the final determination of tax audits may be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, potentially including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
The enactment of legislation implementing changes in taxation of domestic or international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.
Many of the statutory laws, rules, and regulations imposing taxes and other obligations were enacted before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules, and regulations directed at taxing the digital economy and multi-national businesses. If existing tax laws, rules, or regulations change, by amendment or new legislation, with respect to occupancy tax, sales tax, value-added taxes, goods and services tax, digital services tax, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the result of these changes could increase our tax liabilities. Potential outcomes include, prospectively or retrospectively, additional responsibility to collect and remit indirect taxes, including on behalf of travel suppliers, imposition of interest and penalties, multiple levels of taxation, and an obligation to comply with information reporting laws or regulations requiring us to provide information about travel suppliers, customers, and transactions on our technology platform. The outcome of these changes may have an adverse effect on our business or financial performance. Demand for our products and services may decrease if we pass on such costs to the consumer; tax reporting and compliance obligations may result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decide not to conduct business in particular jurisdictions.
Taxing authorities have focused legislative efforts on tax reform, transparency, and base erosion prevention. As a result, policies regarding corporate income and other taxes in various jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. In general, changes in tax laws may affect our effective tax rate, increase our tax liabilities, and impact the value of deferred tax balances.
Since releasing its interim report in 2018, the Organization for Economic Co-operation and Development (“OECD”) has proposed measures to address corporate tax challenges of the digital economy. These measures include “Pillar One and Pillar Two” reports that focus on nexus, profit allocation, and minimum tax proposals. As the OECD continues its evaluation of these proposals, several territories have enacted or proposed measures to impose new digital services taxes on companies. These taxes are incremental to taxes historically incurred by the Company and result in taxation of the same revenue in multiple countries. The enacted and proposed measures may have an adverse effect on our business or financial performance.
Our tax liabilities in the future may also be adversely affected by changes to our operating structure, changes in the mix of revenue and earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax balances, or the discontinuance of beneficial tax arrangements in certain jurisdictions.
We continue to work with relevant governmental authorities and legislators, as appropriate, to clarify our obligations under existing, new, and emerging tax laws, rules, and regulations. However, due to the increasing pace of legislative changes and the scale of our business activities, any substantial changes in tax policies, enforcement activities, or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations.
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

We cannot be sure that our intellectual property and proprietary information is protected from all forms of copying or use by others, including potential competitors.
Our websites and mobile applications rely on content, brands, trademarks, domain names and technology, much of which is proprietary. We establish and protect our intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information and intellectual property. Even with these precautions, however, third parties may copy or otherwise obtain and use our intellectual property or confusingly similar trademarks or domain names without our authorization or to develop similar intellectual property independently. Effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are available and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.
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
We depend on the use of sophisticated information technologies and systems in many areas of our business including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, marketing, communications, procurement, payments, tax collection and remittance, fraud detection and administration, which we must continuously improve and upgrade.
Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. Cloud computing, the continued growth of alternative platforms and mobile computing devices, the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms, as well as other technological changes, including new devices, services and home assistants, and developing technologies, have, and will continue to require, new and costly investments. Transitioning to these new technologies may be disruptive to resources and the services we provide, and may increase our reliance on third party service providers. For example, we are in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase our utilization of public cloud computing services, such as Amazon Web Services.
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
The risk of a cybersecurity-related attack, intrusion, or disruption, including through spyware, viruses, phishing, denial of service and similar attacks by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. In addition, as we continue to migrate legacy systems to new or existing information technology systems, we increase the risk of system interruptions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon - including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers - and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our customers, damage our reputation and brands, increase our costs and/or cause losses. We also face risks related to our ability to maintain data and hardware security with respect to remote working during the COVID-19 pandemic.
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
There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer and employee personal, financial and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of our businesses.
Any failure or perceived failure by us, or our service providers, to comply with, privacy-related legal obligations or any compromise of security that results in the unauthorized use, theft or destruction of such data, may result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain customers or attract new customers and the potential disruption to our business and plans. In addition, such an event could result in violations of applicable U.S. and international laws, governmental enforcement actions and consumer or securities litigation.
We are subject to privacy regulations, and compliance with these regulations could impose significant compliance burdens.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Some U.S. states, including California, have passed comprehensive privacy legislation or are considering privacy legislation. In addition, the General Data Protection Regulation, or GDPR, that went into effect in the European Union in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data. At least 12 additional countries in Asia, Eastern Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. We have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 29% of the outstanding voting power of Expedia Group.
As of December 31, 2020, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he buys additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases shares of its common stock. While it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of Expedia Group, the provisions of the Governance Agreement and Expedia Group’s amended and restated certificate of incorporation provide that, subject to limited exception, no current or future holder of Original Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of Expedia Group, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group Class B common stock and shares of Expedia Group common stock. Additionally, the Governance Agreement does not provide Mr. Diller with any consent rights over corporate actions or matters.
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
As a result of Mr. Diller’s ownership interests and voting power, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. Additionally, in the future, another holder of the Original Shares might have such a position of influence by virtue of ownership interests in the Original Shares. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to Expedia Group stockholders.
Actual or potential conflicts of interest may develop between Expedia Group management and directors, on the one hand, and the management and directors of IAC, on the other.
Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC/InterActiveCorp, or IAC. Each of Ms. Clinton and Mr. von Furstenberg also serves as a member of the Board of Directors of both Expedia Group and IAC. These overlapping relationships could create, or appear to create, potential conflicts of interest for the directors or officers when facing decisions that may affect both IAC and Expedia Group. Mr. Diller in particular may also face conflicts of interest with regard to the allocation of his time between the companies.
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
Risks Related to Ownership of our Stock
Our stock price is highly volatile.
The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to, among other risks, the risks described in this Item 1A, as well as:

•	Quarterly variations in our operating and financial results as well as that of our peer companies;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on investments or key initiatives;

•	Changes in our capital or governance structure;

•	Repurchases of our common stock;

•	Changes in the stock price or market valuations of trivago, our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	Changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments as well as technological innovations, new services or promotional and discounting activities;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Lack of success in our efforts to increase our market share; and

•	Price and volume fluctuations in the stock markets in general.
Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.
Part I. Item 1B. Unresolved Staff Comments
None.

Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which employees began moving into during the fourth quarter of 2019. The headquarters is approximately 650,000 square feet of office space.
In addition, we lease approximately 3.7 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which 1.2 million square feet is leased for domestic operations and 2.5 million for international operations.
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
Actions Filed by Individual States, Cities and Counties
City of San Antonio, Texas Litigation. In May 2006, the city of San Antonio filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz, alleging that the defendants failed to pay hotel accommodations taxes as required by municipal ordinance. Following a successful appeal by the defendant online travel companies to the Fifth Circuit, the district court entered final judgment in favor of the defendant online travel companies in March 2018 and in June 2019 awarded the defendants approximately $2.25 million in reimbursable costs. Plaintiffs appealed and the Fifth Circuit affirmed the district court’s cost award. In September 2020, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court with respect to the cost award, which the Court granted. Plaintiffs’ appeal remains pending.
Nassau County, New York Litigation. In October 2006, the county of Nassau, New York filed a putative statewide class action in federal court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, and Orbitz, which was subsequently dismissed and refiled in state court. The complaint alleged that the defendants failed to pay hotel accommodation taxes as required by local ordinances to certain local governments in New York. The trial court certified the case as a class action but the New York Supreme Court Appellate Division reversed that order. Additional county/city plaintiffs subsequently joined the case as intervenor plaintiffs. In December 2016, the court granted defendants’ motion for summary judgment with respect to Nassau County’s claims on the grounds that the enabling statute for plaintiff’s tax ordinance did not impose a tax on defendants’ fees. In March 2017, the court granted defendants’ motion for summary judgment against the additional intervenor plaintiffs. Nassau County and the intervenor-plaintiffs appealed the court’s dismissal of their claims and that appeal remains pending. On December 23, 2020, the New York Supreme Court - Appellate Division affirmed the trial court's dismissal of the plaintiffs' claims.On January 26, 2021, plaintiffs filed a motion for leave to appeal to the New York Court of Appeals, which the defendants will oppose. The motion remains pending.
Pine Bluff, Arkansas Litigation. In September 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a class action against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, alleging that defendants failed to collect and/or pay taxes under hotel tax occupancy ordinances. In February 2018, the trial court granted plaintiffs’ motion for summary judgment and denied defendants’ motion for summary judgment on the issue of tax liability. The matter is currently pending in the trial court on damages issues. The prosecuting attorney for the Arkansas Sixth Judicial District filed a Complaint in Intervention, purportedly on behalf of the State of Arkansas, which the trial court granted, over defendants’ objections, in a February 2020 order. The parties filed cross motions for summary judgment on the intervenor’s complaint in August 2020. On February 9, 2021, the trial court granted the intervenor's motion for partial summary judgment on liability.
State of Mississippi Litigation. In December 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz. The complaint included claims for declaratory judgment, injunctive relief, violations of state sales tax statute and local ordinances, violation of Consumer Protection Act, conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. In October 2018, the court entered an agreed order dismissing the Consumer Protection Act claim and in July 2019, the trial court granted the State of Mississippi’s motion for summary judgment. The matter is currently pending in the trial court on damages issues.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court, which granted the cities' motion for summary judgment in part and denied it in part in April 2016. The matter is currently pending in the Arizona Tax Court on damages issues. In January 2021, the Arizona Tax Court ordered the parties to participate in a Fair Limits Proceeding.
State of Louisiana/City of New Orleans Litigation. In August 2016, the State of Louisiana Department of Revenue and the city of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. The court subsequently approved motions for leave to intervene filed by a number of Louisiana cities and local taxing authorities. The parties filed cross motions for summary judgment which the court denied in November 2020. Trial of the matter is currently scheduled to begin in June 2021.
Jefferson Parish, Louisiana Litigation. In January 2019, Jefferson Parish, Louisiana filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and local tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. In September, 2020, the court granted the defendants’ motion for summary judgment, and dismissed all remaining claims (certain claims had previously been dismissed on a motion for judgment on the pleadings) by the plaintiff with prejudice. Plaintiff filed a notice of appeal in October 2020, and that appeal remains pending.
In addition, HomeAway is a party in the following proceedings:
Broward County, Florida Litigation. In January 2019, Broward County, Florida filed a lawsuit in Florida state court against HomeAway for a declaratory judgment and supplemental relief. The lawsuit seeks a declaration that HomeAway is obligated to collect and remit tourist development taxes imposed by Broward County and also seeks enforcement of a subpoena. In March 2019, HomeAway filed a motion to dismiss; thereafter, on March 8, 2019, plaintiff filed an amended complaint.
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway. The complaint alleges claims for declaratory judgment, damages and an accounting.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit, or tax assessments from states, counties, municipalities and other local taxing jurisdictions concerning its possible obligations with respect to state and local taxes (e.g. occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.).
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Buckeye Tree Lodge Lawsuit. In August 2016, a putative class action lawsuit was filed in federal district court in the Northern District of California against Expedia, Hotels.com, Orbitz, Expedia Australia Investments Pty Ltd. and trivago relating to alleged false advertising. The putative class is comprised of hotels and other providers of overnight accommodations whose names appeared on the Expedia Group defendants’ websites with whom the defendants allegedly did not have a booking agreement during the relevant time period. The complaint asserts claims against the Expedia Group defendants for violations of the Lanham Act, the California Business & Professions Code, intentional and negligent interference with prospective economic advantage, unjust enrichment and restitution.
The parties have reached a settlement in principle and are seeking court approval of the settlement.
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
Israeli Putative Class Action Lawsuit (Ze’ev). In or around January 2018, a putative class action lawsuit was filed in the District Court in Lod, Israel against a number of online travel companies including Expedia, Inc. and Hotels.com. The plaintiff generally alleges that the defendants violated Israeli consumer laws by limiting hotel price competition. The plaintiff has filed a motion for class certification which defendants have opposed.
Cases against HomeAway.com, Inc. In March 2016, a putative class action suit was filed in federal district court in Texas against HomeAway.com, Inc. related to its implementation of a service fee. The putative class was comprised of homeowners that list their properties on HomeAway’s websites for rent. The complaint asserted claims against HomeAway for breach of contract, breach of the duty of good faith and fair dealing, fraud, fraudulent concealment, and violations of the state consumer protection statutes. Subsequently, three other putative class action lawsuits were filed making similar claims. After a series of motions and appeals, three of the four lawsuits were dismissed and compelled to individual arbitration; one (Kirkpatrick) is proceeding as a putative class action in the Texas federal district court. The parties reached a settlement of the matter and the case was dismissed on December 18, 2020 thereby ending the matter.
Other Legal Proceedings
Helms-Burton Litigation. In September 2019, a purported class action was filed in the U.S. District Court for the Southern District of Florida alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint, filed by Marciela Mata, et al., alleges that class members hold an interest in property that was expropriated by the Cuban government and subsequently became the location of a hotel owned by Melia Hotels International. It further alleges that Expedia, Inc., Hotels.com and Orbitz LLC trafficked in that property by facilitating reservations for travelers. Between September 2019 and January 2020, five additional actions (three putative class actions and two individual actions) alleging similar claims related to additional properties were filed (Glen v. Expedia, Inc., et al.; Trinidad v. Expedia, Inc.; Del Valle, et al. v. Expedia, Inc., et al.; Echevarria v. Expedia, Inc.; Echevarria, et al. v. Expedia, Inc., et al.). Five of the actions are pending in the Southern District of Florida and one action is pending in the U.S. District Court of Delaware. The Mata action has been administratively adjourned until the parties agree to recommence the action and related jurisdictional discovery. In March 2020, the Court granted Expedia’s motion to dismiss with prejudice in the Del Valle case. The plaintiffs appealed that ruling to the U.S. Court of Appeals for the Eleventh Circuit and that appeal remains pending. A hearing on defendants’ motion to dismiss in the Glen action was held on December 7, 2020 and that motion remains pending. On January 5, 2021, Plaintiffs filed Amended Class Action Complaints in the Trinidad, and both Echevarria matters. Expedia filed Motions to Dismiss in each matter on January 19, 2021 and those motions remain pending.
Stockholder Litigation
In re Expedia Group, Inc. Stockholders Litigation. On August 12, 2019, the Delaware Court of Chancery granted a stipulated motion consolidating three lawsuits that had been filed by Expedia Group shareholders in the Delaware Court of Chancery in connection with the Company’s acquisition of Liberty Expedia Holdings, Inc. (“LEXE”): (1) Teamsters Union Local No. 142 Pension Fund v. Barry Diller, et. al.; (2) Plaut v. Diller, et al.; and (3) Steamfitters local 449 Pension Plan v. Diller et al. These actions purported to assert, among other things, direct and derivative claims against current and former members of the Company’s board of directors, the Diller-von Furstenberg Family Foundation, and against the Company as a nominal defendant. Plaintiffs allege that the individual defendants violated their fiduciary duties by, among other things, wrongfully causing the Company to enter into certain agreements with the Company’s Executive Chairman, in connection with the Company’s acquisition of LEXE on July 26, 2019. On September 20, 2019, the court appointed a lead plaintiff and its counsel, and ordered the filing of a consolidated amended complaint. On December 11, 2019, a Special Litigation Committee of the Board of Directors of Expedia Group, Inc. (“SLC”) filed a motion to stay the litigation pending completion of the SLC’s investigation into the allegations in the consolidated amended complaint. Plaintiffs opposed the motion to stay and filed a motion for leave to file an amended consolidated complaint. On January 9, 2020, the court granted the SLC’s motion for a stay, ordered the action stayed for six months from the filing date of the motion, and granted Plaintiffs’ motion for leave to file an amended consolidated complaint. On April 13, 2020, the court granted the SLC’s motion for an extension and extended the stay until September 11, 2020. By letter dated September 10, 2020, the SLC informed the court that it had completed its investigation and sought a further extension of time until October 13, 2020, to finalize its investigative report and to file a motion to dismiss the action. That same day, the court granted the SLC’s motion and extended the stay until October 13, 2020. On October 16, 2020, the court granted the SLC’s motion for a further extension of the stay until October 23, 2020. On October 23, 2020, the SLC filed a motion to dismiss the action along with a report of the SLC’s investigation. A public version of the SLC’s report was filed on October 30, 2020. On December 11, 2020, pursuant to a scheduling order of the court, the SLC filed its opening brief in support of the motion to dismiss. A public version of the SLC’s opening brief was filed on December 18, 2020. The motion remains pending.
Competition and Consumer Matters
Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities (“NCAs”), particularly in Europe.
Matters Relating to Contractual Provisions with Accommodations Providers
Expedia Group companies are or have been involved in a number of investigations by European NCAs predominately related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers (sometimes also referred to as “most favored nation” or “MFN” provisions) are anti-competitive.
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of the Expedia Group companies' waivers, nearly all NCAs in Europe announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. However, certain related matters remain ongoing, including:
•The German Federal Cartel Office against the Expedia Group companies’ contractual parity provisions with accommodation providers in Germany remains open but is still at a preliminary stage with no formal allegations of wrong-doing having been communicated to the Expedia Group companies to date.
•The Italian competition authority's case closure decision against Booking.com and Expedia Group companies was subsequently been appealed by two Italian hotel trade associations, i.e. Federalberghi and AICA. The AICA appeal was cancelled for lack of interest of the AICA on December 12, 2019. The Federalberghi appeal remains at an early stage and no hearing date has been fixed.
•A working group of 10 European NCAs (Belgium, Czech Republic, Denmark, France, Hungary, Ireland, Italy, Netherlands, Sweden and the United Kingdom) and the European Commission was established by the European Competition Network (“ECN”) at the end of 2015 to monitor the functioning of the online hotel booking sector, following amendments made by a number of online travel companies (including Booking.com and Expedia Group companies) in relation to certain parity provisions in their contracts with hotels. This working group has stated its intention to keep the sector under review and re-assess the competitive situation in due course.
•Legislative bodies in France (July 2015), Austria (December 2016), Italy (August 2017) and Belgium (August 2018) have also adopted domestic anti-parity clause legislation. Expedia Group believes each of these pieces of legislation violates both EU and national legal principles and therefore, Expedia Group companies have challenged these laws at the European Commission. In addition, a motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. The Swiss government is now in the process of drafting legislation implementing the motion.
A number of NCAs outside of Europe have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. In certain of these jurisdictions, including Australia, Brazil, Hong Kong, and New Zealand, the concerns were resolved with Expedia Group companies’ waiver of certain rate, conditions and availability parity clauses in agreements with hotel partners in the respective jurisdictions.
In other cases, Expedia Group companies are in ongoing discussions with NCAs. For example, in April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia Group companies, and in February 2020, the Korean Fair Trade Commission (“KFTC”) issued a request for information relating to hotel contracts entered into by Expedia Group companies. Expedia Group is cooperating with both authorities.
Matters Relating to Online Marketplaces
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
In June 2018, the CMA announced that it will be requiring hotel booking websites to take action to address concerns identified in the course of its ongoing investigation. After consulting with the CMA, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK consumer-facing websites in order to address the CMA’s concerns, which became effective in September 2019, and the CMA subsequently confirmed that, as a result of the undertakings offered, it has closed its investigation without any admission or finding of liability. Following additional inquiries from other NCAs in the European Union, Expedia Group companies subsequently made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in October 2020.
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. See NOTE 15 — Commitments and Contingencies, for additional information on this matter.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 29, 2021, there were approximately 2,628 holders of record of our common stock and the closing price of our common stock was $124.10 on Nasdaq. As of January 29, 2021, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group.
Dividend Policy
In 2020 and 2019, the Executive Committee, acting on behalf of the Board of Directors, declared the following common stock dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2020:
	February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Year ended December 31, 2019:
	February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
	May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
	July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
	November 6, 2019	0.34	November 19, 2019	50	December 12, 2019
During 2020, we paid $75 million (or $62.47 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. During the second quarter of 2020, we suspended quarterly dividends on our common stock. We do not expect to declare future dividends on our common stock, at least until the current economic and operating environment improves.
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

Unregistered Sales of Equity Securities
During the quarter ended December 31, 2020, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not make any purchases of our outstanding common stock during the quarter ended December 31, 2020.
During 2019, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock and, during 2018, authorized a repurchase of up to 15 million shares of our common stock. As of December 31, 2020, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2015. The stock price performance shown in the graph is not necessarily indicative of future price performance.

$350
$300
$250
$200
$150
$100
$50
$0
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Expedia Group, Inc.
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
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except for share and per share data)
Consolidated Statements of Operations Data:
Revenue	$5,199	$12,067	$11,223	$10,060	$8,774
Operating income (loss)	(2,719)	903	714	625	462
Net income (loss) attributable to Expedia Group, Inc. common stockholders	(2,687)	565	406	378	282
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(19.00)	$3.84	$2.71	$2.49	$1.87
Diluted	(19.00)	3.77	2.65	2.42	1.82
Shares used in computing earnings (loss) per share (000's):
Basic	141,414	147,194	149,961	151,619	150,367
Diluted	141,414	149,884	152,889	156,385	154,517
Dividends declared per common share	$0.34	$1.32	$1.24	$1.16	$1.00
	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Working capital (deficit)	$228	$(2,979)	$(2,863)	$(2,339)	$(2,677)
Total assets	18,690	21,416	18,033	18,516	15,778
Senior notes debt(1)	8,216	4,938	3,717	4,249	3,159
Non-redeemable non-controlling interest	1,494	1,569	1,547	1,606	1,561
Total stockholders’ equity	3,004	5,536	5,651	6,129	5,693
___________________________________
(1)Includes current and long-term portion of senior notes.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Expedia Group's mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We help reduce the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview.”
This section of this Form 10-K generally discusses the years ended December 31, 2020 and 2019 items and year over year comparisons between 2020 and 2019. Discussions of the year ended December 31, 2018 items and the year over year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All percentages within this section are calculated on actual, unrounded numbers.
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
The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccine against new variants of the virus, may contribute to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity, which could lead to recession and further reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for 2020 were significantly impacted due to the decrease in travel demand related to COVID-19. We expect the impact to the overall travel market, and our business, to continue into 2021. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
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
For additional information about our business strategy for Expedia Group, see the disclosure set forth in Part I, Item 1, Business, under the caption “Marketing Opportunity and Business Strategy.”
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
We have recently shifted to managing our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. Over time, intense competition historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. During 2020, we have increased our focus on opportunities to differentiate brands across customer and geographic segments, increase marketing efficiency, drive a higher proportion of transactions through direct channels and ultimately improve the balance of transaction growth and profitability. For more detail, see Part I, Item 1A, Risk Factors - "We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing” and “Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.”
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in 2020, lodging accounted for 78%. As a result of the impact on travel demand from the COVID-19 outbreak, room nights declined 55% in 2020 as compared to growth of 11% in 2019 and 13% in 2018. The timing of recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites increased 5% in 2018, decreased 1% in 2019, and increased 3% in 2020. During 2020, the year-over-year increase in ADRs for our Vrbo business remained elevated compared to years prior to the COVID-19 outbreak and Vrbo, which carries a higher ADR than hotels, accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period. This was partially offset by declines in hotel ADRs.
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
As of December 31, 2020, our global lodging marketplace had over 2.9 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 880,000 hotels.
Hotel. We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). After rolling out ETP globally over a period of several years, during which time we reduced negotiated economics in certain instances to compensate for hotel supply partners absorbing expenses such as credit card fees and customer service costs, our relationships and overall economics with hotel supply partners have been broadly stable in recent years. As we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs contribute to declines in revenue per room night and profitability.
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
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. During the third and fourth quarter of 2020, air passenger traffic declines further moderated and remained stable, but continue to lag the recover in lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to down 73% in mid-July 2020 and have largely stabilized in the 60 to 65% range since mid-October. In addition, as of late November, the International Air Transport Association (“IATA”) expected airline passenger traffic to increase approximately 55% in 2021 compared to 2020 levels, representing a decline of nearly 40% compared to 2019 levels.
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
Air ticket volumes increased 5% in 2018 and 7% in 2019, and declined 63% in 2020. As a percentage of our total worldwide revenue in 2020, air accounted for 2%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2020, we generated $405 million of advertising and media revenue, a 63% decline from 2019, representing 8% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies have dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, trivago has significantly reduced its marketing spend and taken additional actions to lower operating expenses. We expect trivago to continue to experience significant pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in marketing spend.
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
Due to COVID-19, which led to significant cancellations for future travel during the first half of 2020, and has impacted new travel bookings for the majority of 2020, we have not experienced our typical seasonal pattern for bookings, revenue and profit during the past year. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow during the first half of 2020 when we typically generate significant positive cash flow. Seasonal trends were more normalized during the second half of the year, but it is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery. In addition, we continue to experience shorter booking windows in our lodging businesses, which could also impact the seasonality of our working capital and cash flow.
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
Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During 2020, as a result of the significant turmoil related to COVID-19, we concluded that sufficient indicators existed to require us to perform multiple interim impairment assessments. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired.
We generally base our measurement of fair value of reporting units, except for trivago, which is a separately listed company on the Nasdaq Global Select Market, on a blended analysis of the present value of future discounted cash flows and market valuation approach with the exception of our standalone publicly traded subsidiary, which is based on market valuation. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units. The fair value estimate for the trivago reporting unit was based on trivago's stock price, a Level 1 input, adjusted for an estimated control premium.
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
For additional information on our goodwill and intangible asset impairments recorded in 2020, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
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
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.All deferred income taxes are classified as long-term on our consolidated balance sheets.
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
We note that there are more than 10,000 taxing jurisdictions in the United States, and it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of state and local tax experts with respect to tax laws of certain states and local jurisdictions that represent a large portion of our hotel revenue. Many of the statutes and regulations that impose these taxes were established before the emergence of the internet and ecommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of taxes on businesses that facilitate the booking of hotel or alternative accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings.
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
For additional information and other recent developments on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $58 million as of December 31, 2020 and $48 million as of December 31, 2019.
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

Pay-to-Play
Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously. If we prevail in the litigation, for which a pay-to-play payment was made, the jurisdiction collecting the payment will be required to repay such amounts and also may be required to pay interest. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity. For additional information, see NOTE 15 — Commitments and Contingencies - Legal Proceedings - Pay-to-Play in the notes to the consolidated financial statements.
Other Jurisdictions. We are also in various stages of inquiry or audit with various tax authorities, some of which, including the City of Los Angeles regarding hotel occupancy taxes, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
Segments
Beginning in the first quarter of 2020, we have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, CruiseShipCenter and Classic Vacations. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Gross Bookings
Gross bookings	$36,796	$107,873	$99,727	(66)%	8%
Revenue margin (1)	14.1%	11.2%	11.3%
___________________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
The decrease in worldwide gross bookings in 2020 compared to 2019 was driven by the COVID-19 pandemic and the associated reduction in travel demand with declines across lodging, air and other travel products in the current year.
Revenue margin in 2020 was higher than 2019 due in part to the significant lodging cancellations, which reduced gross bookings, creating an unusual mix of bookings and revenue in the year. Current period revenue margins are not indicative of our future expectations.

Results of Operations
Revenue

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Revenue by Segment
Retail	$3,993	$8,808	$8,389	(55)%	5%
B2B	942	2,579	2,143	(64)%	20%
trivago (Third-party revenue)	205	622	691	(67)%	(10)%
Corporate (Bodybuilding.com)	59	58	—	4%	N/A
Total revenue	$5,199	$12,067	$11,223	(57)%	8%
Similar to the gross bookings decline, revenue decreased 57% in 2020 compared to 2019 driven by the COVID-19 pandemic across all segments and lodging, air and other travel products.

	Year Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Revenue by Service Type
Lodging	$4,051	$8,362	$7,597	(52)%	10%
Air	105	869	881	(88)%	(1)%
Advertising and media(1)	405	1,104	1,103	(63)%	—%
Other	638	1,732	1,642	(63)%	5%
Total revenue	$5,199	$12,067	$11,223	(57)%	8%
___________________________________

(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue decreased 52% in 2020 on a 55% decrease in room nights stayed, partially offset by a 9% increase in revenue per room night. Revenue per room night in 2020 benefited from an increase in the percentage of room nights contributed by Vrbo, which has a higher revenue per room night than the rest of our lodging business, and transaction revenue related to Vrbo's transition to merchant of record.
Air revenue decreased 88% in 2020 reflecting a 63% decline in tickets sold and a 67% decrease in revenue per ticket. The decline in revenue per ticket was primarily related to a shift in product mix.
Advertising and media revenue decreased 63% in 2020 due to declines at trivago and Expedia Group Media Solutions.
All other revenue, which includes car rental, insurance, destination services, fees related to our corporate travel business and revenue related to Bodybuilding.com (during the period of our ownership of July 2019 to May 2020), decreased by 63% in 2020 resulting from declines in insurance, driven by the adverse impact of contra-revenue related to customer claims created during COVID-19 with third-party insurance, as well as declines in car and corporate travel business revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Revenue by Business Model
Merchant	$3,261	$6,763	$6,125	(52)%	10%
Agency	1,267	3,882	3,701	(67)%	5%
Advertising, media and other	671	1,422	1,397	(53)%	2%
Total revenue	$5,199	$12,067	$11,223	(57)%	8%

The decrease in merchant revenue in 2020 was primarily due to the decrease in merchant hotel revenue driven by a decrease in room nights stayed and lower insurance revenue, partially offset by an increase in Vrbo merchant alternative accommodations revenue driven by Vrbo's transition to merchant of record.
The decrease in agency revenue in 2020 was primarily due to the decline in agency hotel and air as well as Vrbo agency alternative accommodations revenue.
Advertising, media and other decreased 53% in 2020 compared to 2019 due to declines in advertising revenue.
Cost of Revenue

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Direct costs	$1,155	$1,452	$1,270	(20)%	14%
Personnel and overhead	525	625	594	(16)%	5%
Total cost of revenue	$1,680	$2,077	$1,864	(19)%	11%
% of revenue	32.3%	17.2%	16.6%
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
Cost of revenue decreased $397 million during 2020 compared to 2019, primarily due to a decline in merchant fees resulting from lower transaction volumes, a decline in customer service and personnel costs, and lower cloud expenses, partially offset by higher payment processing costs related to Vrbo’s transition to merchant of record and higher bad debt reserves related to future collection risk from the impact of COVID-19.

Selling and Marketing

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Direct costs	$1,747	$5,043	$4,670	(65)%	8%
Indirect costs	799	1,035	1,051	(23)%	(2)%
Total selling and marketing	$2,546	$6,078	$5,721	(58)%	6%
% of revenue	49.0%	50.4%	51.0%
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
Selling and marketing expenses decreased $3.5 billion during 2020 compared to 2019 driven by a decrease in direct costs driven by a significant reduction in marketing spend starting in March 2020 and continuing throughout 2020 related to the impact on travel demand from COVID-19. The decrease in indirect costs was due to lower personnel and related costs, including lower incentive compensation costs resulting from the shift away from cash bonuses in 2020 to equity that will vest in 2021.

Technology and Content

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Personnel and overhead	$726	$927	$869	(22)%	7%
Other	284	299	253	(5)%	18%
Total technology and content	$1,010	$1,226	$1,122	(18)%	9%
% of revenue	19.4%	10.2%	10.0%
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
Technology and content expense decreased $216 million for 2020 compared to 2019 primarily reflecting lower personnel and related costs, including lower incentive compensation costs.
General and Administrative

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Personnel and overhead	$434	$601	$573	(28)%	5%
Professional fees and other	163	214	201	(24)%	7%
Total general and administrative	$597	$815	$774	(27)%	5%
% of revenue	11.5%	6.8%	6.9%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense decreased $218 million in 2020 compared to 2019 mainly driven by lower personnel costs, including lower incentive compensation costs, lower professional fees and lower stock-based compensation of $34 million in part due to the fourth quarter of 2019 acceleration of expense related to the departure of our former CEO.
Depreciation and Amortization

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Depreciation	$739	$712	$676	4%	5%
Amortization of intangible assets	154	198	283	(22)%	(30)%
Total depreciation and amortization	$893	$910	$959	(2)%	(5)%

Depreciation increased $27 million in 2020 compared to 2019 due to depreciation related to our new headquarters and higher internal-use software and website development depreciation, partially offset by lower data center depreciation. Amortization of intangible assets decreased $44 million in 2020 compared to 2019 primarily due to the completion of amortization related to certain intangible assets as well as the impact of definite-lived intangible impairments in the current year.
Impairment of Goodwill and Intangible Assets

During 2020, as a result of the significant negative impact related to the COVID-19, which has had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $799 million as well as intangible asset impairment charges of $175 million. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Legal reserves, occupancy tax and other	$(13)	$34	$(59)	(138)%	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserves related to occupancy and other matters.
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
Restructuring and Related Reorganization Charges
In late February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, subsequently in 2020, the Company accelerated further actions to adapt our business to the current environment. As a result, we recognized $231 million in restructuring and related reorganization charges during 2020. Based on current plans, which are subject to change, we expect total reorganization charges in 2021 of approximately $60 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $24 million in restructuring and related reorganization charges during 2019, which were primarily related to severance, benefits and professional fees.

Operating Income (Loss)

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Operating income (loss)	$(2,719)	$903	$714	N/A	26%
% of revenue	(52.3)%	7.5%	6.4%
In 2020, we had operating loss of $2.7 billion compared to operating income of $903 million in 2019 primarily due to significant declining revenue in 2020 resulting from the COVID-19 pandemic as well as the goodwill and intangible impairments and restructure charges mentioned above.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Retail	$254	$2,121	$2,088	(88)%	2%
B2B	(208)	447	341	N/A	31%
trivago	(14)	85	16	N/A	447%
Unallocated overhead costs (Corporate)(1)	(400)	(519)	(475)	(23)%	9%
Total Adjusted EBITDA(2)	$(368)	$2,134	$1,970	N/A	8%
______________________________________
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
Our Retail, B2B and trivago segment Adjusted EBITDA significantly declined during 2020, compared to 2019, resulting from impacts of the COVID-19 pandemic, which drove meaningful revenue declines, partially offset by a decline in direct sales and marketing expense as a percent of revenue. Unallocated overhead costs decreased $119 million during 2020 primarily due to lower general and administrative expenses.
Retail Adjusted EBITDA increased $33 million during 2019, compared to 2018 primarily due to an increase in revenue, partially offset by higher operating expenses, including an increase in direct sales and marketing expense.
B2B Adjusted EBITDA increased $106 million during 2019, compared to 2018 primarily due to an increase in revenue as well as leverage on operating expenses.
trivago Adjusted EBITDA increased $69 million during 2019, compared to 2018. Beginning late in the second quarter of 2018, trivago started focusing on improved profitability and made significant reductions in its advertising spend as a result of this increased focus on reducing operating expenditures. The negative marketing spend adversely impacted revenue growth, while benefiting profitability. This trend continued in 2019.
Unallocated overhead costs increased $44 million during 2019, compared to 2018 primarily due to higher general and administrative expenses as well as technology expenses.
Interest Income and Expense

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Interest income	$18	$59	$71	(69)%	(17)%
Interest expense	(360)	(173)	(190)	108%	(9)%
Interest income decreased in 2020 compared to 2019 as a result of lower rates of return.
Interest expense increased in 2020 compared to 2019 as a result of additional interest on the $1.25 billion senior unsecured notes issued in September 2019, the $2.75 billion senior unsecured notes issued in May 2020, the $1.25 billion senior unsecured notes issued in July 2020 as well as interest expense on our outstanding revolving credit facility amounts during 2020.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2020	2019	2018
	(In millions)
Foreign exchange rate gains (losses), net	$71	$(34)	$3
Gains (losses) on minority equity investments, net	(142)	8	(111)
Loss on sale of businesses, net	(13)	—	—
Other	(6)	12	(2)
Total other, net	$(90)	$(14)	$(110)
During 2020, losses on minority equity investments, net included $134 million of impairment losses related to a minority investment as well as $6 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.

Provision for Income Taxes

	Year ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Provision for income taxes	$(423)	$203	$87	N/A	131%
Effective tax rate	13.4%	26.2%	18.1%
Our effective tax rate for 2020 was lower than the 21% federal statutory income tax rate due to valuation allowances and nondeductible impairments measured against a pre-tax loss. Our effective tax rate for 2019 was higher than the 21% federal statutory income tax rate due to state income taxes, foreign income taxed at higher than the federal statutory tax rate, as well as losses in foreign jurisdictions for which we do not record a tax benefit.
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
For additional information, see NOTE 10 — Income Taxes in the notes to the consolidated financial statements.
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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2020	2019	2018
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$(2,612)	$565	$406
Net income (loss) attributable to non-controlling interests	(116)	7	(8)
Provision for income taxes	(423)	203	87
Total other expense, net	432	128	229
Operating income (loss)	(2,719)	903	714
Gain (loss) on revenue hedges related to revenue recognized	61	22	25
Restructuring and related reorganization charges	231	24	—
Legal reserves, occupancy tax and other	(13)	34	(59)
Stock-based compensation	205	241	203
Depreciation and amortization	893	910	959
Impairment of goodwill	799	—	86
Impairment of intangible assets	175	—	42
Adjusted EBITDA	$(368)	$2,134	$1,970

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our revolving credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $3.4 billion and $3.8 billion at December 31, 2020 and 2019.
As of December 31, 2020, the total cash and cash equivalents and short-term investments held outside the United States was $958 million ($677 million in wholly-owned foreign subsidiaries and $281 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the Unites States, and for which future distributions could be taxable, was $85 million as of December 31, 2020. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2020.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In order to best position the Company to navigate our current working capital challenges and depressed revenue throughout 2020, we have taken a number of actions to bolster our liquidity and preserve financial flexibility, including:
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
•Senior Notes Issuances. On May 5, 2020, we privately placed $2 billion of unsecured 6.250% senior notes that are due in May 2025 (the “6.25% Notes”) and $750 million of unsecured 7.000% senior notes due May 2025 (the “7.0% Notes”, and, together with the 6.25% Notes, the “6.25% and 7.0% Notes”). The 7.0% notes have certain redemption provisions starting with the second anniversary of the issuance. The 6.25% and 7.0 % Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year, beginning November 1, 2020. We have used and will continue to use the net proceeds of this offering for general corporate purposes, which included, but was not limited to, the repayment or redemption of our 5.95% senior notes in August 2020.

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
In August 2020, we repaid the outstanding amount of $772 million on the Foreign Credit Facility as well as $478 million under the Amended Credit Facility. In December 2020, we repaid the remaining amount outstanding under the Amended Credit Facility. As of December 31, 2020, there were no borrowings outstanding under either facility.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2020, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” April 2020 rating agency downgrades were in connection with the severe disruption to global travel caused by the COVID-19 pandemic. Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% and 7.0% Notes issued in May 2020 as well as on the 3.6% and 4.625% issued in July 2020 will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2020, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. With the impacts of the COVID-19 pandemic, including the high degree of cancellations and customer refunds, particularly during the first half of the year, and the lower new bookings in the merchant business model, these seasonal influences and the working capital source of cash to us has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow in the first half of 2020 with the negative cash flow moderating as booking trends improved and cancellations stabilized during the second half of 2020. The full duration and total impact of COVID-19, and how the recovery will unfold, remains difficult to predict. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further. In addition, we are experiencing much shorter booking windows in our lodging businesses, which could also impact the seasonality of our working capital and cash flow.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, Expedia Group has taken several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. In addition, certain capital expenditures were deferred, including temporarily halting construction on several real estate projects. After temporarily halting construction on our new headquarters during the initial quarantine order, we restarted construction. We expect to spend approximately $900 million in total for the project. Of the total, approximately $850 million was spent between 2016 and 2020. Due to the delays related to COVID-19, we now expect the project to be complete in the first half of 2021.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(In millions)
Cash provided by (used in) operations:
Operating activities	$(3,834)	$2,767	$1,975	$(6,601)	$792
Investing activities	(263)	(1,553)	(559)	1,290	(994)
Financing activities	4,077	175	(1,489)	3,902	1,664
Effect of foreign exchange rate changes on cash and cash equivalents	61	3	(139)	58	142
In 2020, net cash used in operating activities was $3.8 billion compared to cash provided by operating activities of $2.8 billion for 2019. Impacts from the COVID-19 pandemic have resulted in a significant use of cash to fund working capital changes and operating losses in 2020 compared to a 2019 cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to an increase from deferred merchant bookings in the prior year period.
In 2020, $1.3 billion less cash was used in investing activities primarily due to net sales of investments of $476 million in 2020 compared to net purchases of investments of $494 million in 2019 as well as lower current year capital expenditures, including lower spend on our corporate headquarters.
Cash provided by financing activities in 2020 primarily included $3.9 billion of net proceeds from the issuance of senior notes issued in May and July 2020, $1.1 billion of net proceeds from our private equity issuance, as well as $319 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were partially offset by the August 2020 repayment of $750 million of 5.95% Notes, cash paid to acquire shares of $425 million, including the repurchased shares in the first quarter of 2020 and treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $123 million. Cash provided by financing activities in 2019 primarily included $1.2 billion of net proceeds for the issuance of the 3.25% Notes in September 2019 as well as $301 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by $400 million payment of debt assumed in the Liberty Expedia transaction, cash dividend payments of $195 million and cash paid to acquire shares of $743 million, including the repurchased shares under the authorization discussed below as well as $24 million for repurchases with respect to the Liberty Expedia Holdings transaction.
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

	Year ended December 31,
	2020	2019	2018
Number of shares repurchased	3.4 million	5.6 million	7.7 million
Average price per share	$109.88	$122.72	$117.02
Total cost of repurchases (in millions)(1)	$370	$683	$903
 ______________________________________
(1)Amount excludes transaction costs.
As of December 31, 2020, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Our common stock dividend was $0.34 per share for the first quarter of 2020, $1.32 per share for 2019 and $1.24 per share for 2018. See NOTE 11 — Capital Stock in the notes to consolidated financial statements for a detail of the quarterly dividend payments by year. In addition, during 2020, we paid $75 million (or $62.47 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. The Company does not expect to make future quarterly dividend payments on our common stock, at least until the current economic and operating environment improves. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in increases of our cash balances denominated in foreign currency in 2020 of $61 million reflecting a net appreciation in foreign currencies related to the U.S. dollar during the year. Foreign exchange rate changes resulted in an immaterial increase of our cash balances denominated in foreign currency in 2019 of $3 million.
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

December 31, 2020
(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$5,076
Non-Current Assets	10,245
Current Liabilities	4,595
Non-Current Liabilities	8,804
Series A Preferred Stock	1,022

Year Ended December 31, 2020
Combined Statements of Operations Information:
Revenue	$4,229
Operating income (loss) (2)	(1,884)
Net income (loss)	(1,890)
Net income (loss) attributable to Obligors	(1,965)
(1)Current assets include intercompany receivables with non-guarantors of $1.2 billion as of December 31, 2020.
(2)Operating income (loss) includes intercompany expenses with non-guarantors of $600 million for the year ended December 31, 2020.
Contractual Obligations and Commercial Commitments
The following table presents our material contractual obligations and commercial commitments as of December 31, 2020:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Senior notes debt (1)	$10,550	$378	$2,036	$3,909	$4,227
Operating leases, including imputed interest (2)	750	147	191	123	289
Purchase obligations (3)	1,042	551	452	39	—
Guarantees (4)	59	59	—	—	—
Letters of credit (4)	32	24	5	—	3
Total(5)	$12,433	$1,159	$2,684	$4,071	$4,519
 ____________________
(1)Our 2.5% Notes, 3.6% Notes, 4.5% Notes, 6.25% Notes, 7.0% Notes, 5.0% Notes, 4.625% Notes, 3.8% and 3.25% Notes include interest payments through maturity in 2022, 2023, 2024, 2025, 2025, 2026, 2027, 2028 and 2030

respectively, based on the stated fixed rates. For the 2.5% Notes, the December 31, 2020 Euro exchange rate was used to convert the Euro 650 million to U.S. Dollars and calculate the related U.S. Dollar interest payments.
(2)Operating lease obligations include leases for office space and data centers. Certain leases contain periodic rent escalation adjustments and renewal options. Lease obligations expire at various dates with the latest maturity in 2038.
(3)Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.
(4)Guarantees and LOCs are commitments that represent funding responsibilities that may require our performance in the event of third-party demands or contingent events. We use our stand-by LOCs primarily for certain regulatory purposes as well as to secure payment for hotel room transactions to particular hotel properties. Of the outstanding balance of our stand-by LOCs, $13 million directly reduces the amount available to us from our revolving credit facilities. The LOC amounts in the above table represent the amount of commitment expiration per period. In addition, we provide a guarantee to the aviation authorities of certain foreign countries to protect against potential non-delivery of our packaged travel services sold within those countries. These countries hold all travel agents and tour companies to the same standard. Our guarantees also include bonds relating to tax assessments that we are contesting and certain surety bonds related to various company performance obligations.
(5)Excludes $282 million of net unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.
Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2020.
Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see NOTE 17 – Liberty Expedia Holdings Transaction and NOTE 18 — Related Party Transactions in the notes to the consolidated financial statements.

Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our long-term debt, our revolving credit facilities, derivative instruments and cash and cash equivalents, accounts receivable, intercompany receivables, investments, merchant accounts payable and deferred merchant bookings denominated in foreign currencies. We manage our exposure to these risks through established policies and procedures. Our objective is to mitigate potential income statement, cash flow and market exposures from changes in interest and foreign exchange rates.
Interest Rate Risk
In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. In September 2017, we issued $1 billion of senior unsecured notes with a fixed rate of 3.8%. In September 2019, we issued $1.25 billion of senior unsecured notes with a fixed rate of 3.25%. In May 2020, we privately placed $2 billion of senior unsecured notes due May 2025 that bear interest at 6.25% and $750 million of senior unsecured notes due May 2025 that bear interest at 7.0%. In July 2020, we privately placed $500 million of senior unsecured notes due December 2023 that bear interest at 3.6% and $750 million of senior unsecured notes due August 2027 that bear interest at 4.625%. As a result, if market interest rates decline, our required payments will exceed those based on market rates. Additionally, the senior unsecured notes issued in May and July 2020 are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Notes was approximately $9.1 billion and $5.1 billion as of December 31, 2020 and December 31, 2019. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $191 million.
We maintain revolving credit facilities of $2 billion, which bear interest based on market rates plus a spread determined by our credit ratings and/or certain financial metrics. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. While we had borrowings outstanding during 2020, as of December 31, 2020, consistent with December 31, 2019, we had no revolving credit facilities borrowings outstanding.

Foreign Exchange Risk
We conduct business in certain international markets, primarily in Australia, Canada, China, the United Kingdom, and the European Union. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our consolidated statements of operations.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2020 and 2019, we had a net forward liability of $14 million and $8 million, respectively, included in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $5 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2020. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2020, 2019 and 2018, we recorded net foreign exchange rate gains of approximately $71 million ($2 million gain excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $34 million ($34 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate gains of approximately $3 million ($38 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included below.

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
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Seattle, Washington
February 11, 2021

Part II. Item 9B. Other Information
None.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2021 annual meeting of stockholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2021 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2021 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Audit Committee Report” in the 2021 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of May 28, 2015, Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015

2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.	8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.	8-K	000-51447	2.2	12/21/2012
2.3	Share Purchase Agreement, dated May 22, 2015, by and among Expedia, Inc., Expedia Asia Pacific - Alpha Limited, Ctrip.com International, Ltd., C-Travel International Limited, Luxuriant Holdings Limited, Keystone Lodging Holdings Limited and Plateno Group Limited	8-K	000-51447	2.1	5/22/2015
2.4	Agreement and Plan of Merger by and among Expedia Group, Inc., LEMS II Inc., LEMS I LLC and Liberty Holdings, Inc., dated as of April 15, 2019	8-K	001-37429	2.1	4/16/2019
2.5	Amendment No. 1 to Agreement and Plan of Merger, by and among Expedia Group, Inc., LEMS I LLC, LEMS II Inc. and Liberty Holdings, Inc., dated as of June 5, 2019	8-K	001-37429	2.1	6/5/2019
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019	8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc. dated as of April 15, 2019	8-K	001-37429	3.1	4/16/2019
3.3	Certificate of Designations with respect to Series A Preferred Stock	8-K	001-37429	3.1	5/5/2020
4.1	Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	000-51447	4.1	8/18/2014
4.2	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing the 4.500% Senior Notes due 2024	8-K	000-51447	4.2	8/18/2014
4.3	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 2.500% Senior Notes due 2022	8-K	000-51447	4.2	6/3/2015
4.4	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026	8-K	001-37429	4.1	12/8/2015
4.5	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028	8-K	001-37429	4.1	9/21/2017

4.6	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.7	Investment Agreement, dated as of April 23, 2020, by and between Expedia Group, Inc. and AP Fort Holdings, L.P.		8-K	001-37429	4.1	4/23/2020
4.8	Investment Agreement, dated as of April 23, 2020, by and between Expedia Group, Inc., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P.		8-K	001-37429	4.2	4/23/2020
4.9	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 6.250% Notes		8-K	001-37429	4.1	5/5/2020
4.10	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 7.000% Notes		8-K	001-37429	4.2	5/5/2020
4.11	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 3.600% Senior Notes due 2023		8-K	001-37429	4.1	7/15/2020
4.12	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027		8-K	001-37429	4.2	7/15/2020
4.13	Registration Rights Agreement, dated as of July 14, 2020, by and among Expedia Group, Inc., the Guarantors party thereto and J.P. Morgan Securities LLC relating to the 2023 Notes.		8-K	001-37429	4.3	7/15/2020
4.14	Registration Rights Agreement, dated as of July 14, 2020, by and among Expedia Group, Inc., the Guarantors party thereto and J.P. Morgan Securities LLC relating to the 2027 Notes.		8-K	001-37429	4.4	7/15/2020
4.15	Description of Securities	X
10.1	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016		S-4/A*†	333-210377	10.13	9/23/2016
10.2	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011
10.3	Amended and Restated Credit Agreement dated as of September 5, 2014, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company; Hotwire, Inc., a Delaware corporation, the Lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent		8-K	000-51447	10.1	9/11/2014

10.4	First Amendment, dated as of February 4, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	8-K	001-37429	10.1	2/8/2016
10.5	Second Amendment, dated as December 22, 2016, among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-K	001-37429	10.14	2/10/2017
10.6	Third Amendment, dated as of April 25, 2017, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent	10-Q	001-37429	10.1	4/28/2017
10.7	Fourth Amendment, dated as of May 31, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent.	8-K	001-37429	10.1	6/1/2018
10.8	Fifth Amendment, dated as of September 10, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-Q	001-37429	10.1	10/26/2018
10.9	Sixth Amendment, dated as of December 28, 2018, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent	10-K	001-37429	10.17	2/8/2019

10.10	Seventh Amendment, dated as of March 7, 2019, to the Amended and Restated Credit Agreement dated as of September 5, 2014 among Expedia Group, Inc., a Delaware corporation, Expedia, Inc., a Washington corporation, Travelscape, LLC, a Nevada limited liability company, Hotwire, Inc., a Delaware corporation, the other Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent		10-Q	001-37429	10.16	5/3/2019
10.11	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019		8-K	001-37429	10.3	4/16/2019
10.12	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020		8-K	001-3749	10.1	4/10/2020
10.13	Amendment No. 2 to Amended and Restated Transaction Agreement, by and among Qurate Retail, Inc., Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019		8-K	001-37429	10.4	4/16/2019
10.14	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019		8-K	001-37429	10.7	4/16/2019
10.15	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016		8-K*^	001-33982	10.1	11/7/2016
10.16	Assumption Agreement Concerning Transaction Agreement Obligations, by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc., Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019		8-K	001-37429	10.9	4/16/2019
10.17	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019		8-K	001-37429	10.10	4/16/2019
10.18	Reorganization Agreement by and between Liberty Interactive Corporation and the Registrant, dated as of October 26, 2016		POS- AM*†	333-210377	2.1	11/4/2016
10.19	Restatement Agreement, dated as of May 4, 2020, among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and London agent		8-K	001-37429	10.1	5/5/2020
10.20
First Amendment, dated as of July 6, 2020 to the Amended and Restated Credit Agreement among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and London agent
		X
10.21	Second Amendment, dated as of August 5, 2020, to the Amended and Restated Credit Agreement among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and London agent		8-K	001-37429	10.2	8/6/2020

10.22
Third Amendment, dated as of October 1, 2020, to the Amended and Restated Credit Agreement among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and London agent
		X
10.23
Fourth Amendment, dated as of December 22, 2020, to the Amended and Restated Credit Agreement among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and London agent
		X
10.24	Registration Rights Agreement, dated as of May 5, 2020, by and among Expedia Group, Inc., AP Fort Holdings, L.P., SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P.		8-K	001-37429	10.2	5/5/2020
10.25	Credit Agreement dated as of August 5, 2020 among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the Lenders from time to time party hereto and JPMorgan Chase Bank, N.A. as Administrative Agent and London Agent		8-K	001-37429	10.1	8/6/2020
10.26
First Amendment, dated as of October 1, 2020 to the Credit Agreement among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the lenders from time to time party hereto and JPMorgan Chase Bank, N.A. as Administrative Agent and London Agent
		X
10.27
Second Amendment, dated as of December 22, 2020 to the Credit Agreement among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the lenders from time to time party hereto and JPMorgan Chase Bank, N.A. as Administrative Agent and London Agent
		X
10.28*	Fifth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	App.A	5/7/2020
10.29*	Orbitz Worldwide, Inc. 2007 Equity and Incentive Plan		S-8	333-206990	99.1	9/17/2015
10.30*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.1	12/15/2015
10.31*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated		10-Q	001-37429	10.3	11/5/2020
10.32*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated		10-Q	001-37429	10.4	11/5/2020
10.33*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	8/1/2014
10.34*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)	X
10.35*	Form of Expedia, Inc. Restricted Stock Unit Agreement		10-K	001-37429	10.22	2/10/2017
10.36*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.1	4/27/2018
10.37*	Form of Expedia, Inc. Stock Option Agreement		10-K	001-37429	10.23	2/10/2017
10.38*	Form of Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	4/27/2018
10.39*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement		10-Q	001-37429	10.3	4/27/2018
10.40*	Form of Expedia Group, Inc. Stock Option Agreement		10-K	001-37429	10.46	2/8/2019

10.41*	Form of Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	5/3/2019
10.42*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.3	5/3/2019
10.43*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement		10-K/A	001-37429	10.64	4/29/2020
10.44*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement		10-K/A	001-37429	10.65	4/29/2020
10.45*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.46*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.47*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.2	2/6/2015
10.48*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.49*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.50*	Stock Option Agreement between Robert J. Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.51*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.52*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.53*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.54*	Expedia Group, Inc. Restricted Stock Unit Agreement between Peter M. Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.55*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020		10-Q	001-37429	10.4	5/21/2020
10.56*	Employment Agreement between Eric Hart and Expedia Group, Inc., effective November 1, 2019		10-K	001-37429	10.62	2/14/2020
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Vice Chairman (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Vice Chairman (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER M. KERN
Peter M. Kern Chief Executive Officer and Vice Chairman
February 11, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2021.

Signature	Title

/s/ PETER M. KERN	Chief Executive Officer, Vice Chairman and Director
Peter M. Kern	(Principal Executive Officer)

/s/ ERIC HART	Chief Financial Officer
Eric Hart	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Senior Vice President, Chief Accounting
Lance A. Soliday	Officer and Controller
(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ SAMUEL ALTMAN	Director
Samuel Altman

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ JON T. GIESELMAN	Director
Jon T. Gieselman

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ GREG MONDRE	Director
Greg Mondre

/s/ DAVID SAMBUR	Director
David Sambur

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ JULIE WHALEN	Director
Julie Whalen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $7,380 million. As discussed in Note 2 of the consolidated financial statements, goodwill is not amortized but rather is tested for impairment at least annually at the reporting unit level. The Company recorded a goodwill impairment charge of $799 million during the year ended December 31, 2020.

Auditing the Company’s goodwill impairment analysis was complex and judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as future operating results, projected cash flows and the weighted average cost of capital. These assumptions are affected by expectations about future economic and industry factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the significant data and assumptions described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We considered the excess of each reporting unit's carrying value over its fair value in determining the extent of our testing for each reporting unit. We also compared the prospective financial information developed by management to historical performance as well as current industry and economic trends, and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our valuation specialists to assist us in assessing the methods used by the Company and the calculations of reporting unit fair values.

Deferred Tax Assets Valuation Allowance
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. The Company establishes a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. For the year ended December 31, 2020, the Company recorded deferred tax assets of $1,356 million and a related valuation allowance of $216 million.

Auditing management’s assessment of the realizability of its deferred tax assets is complex because management’s projection of future taxable income includes forward-looking assumptions that are inherently judgmental because they may be affected by future market or other economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the realizability of deferred tax assets. This included controls over management’s evaluation of the sources of future taxable income.

We tested the assumptions used by the Company to develop the anticipated future earnings used in the Company’s analysis in determining the valuation allowance. We tested the completeness and accuracy of the underlying data used in the Company’s projections. For example, we evaluated the appropriateness of the assumptions underlying the future projected financial information, as well as management’s consideration of current operating, industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we evaluated the application of tax law in the projections of future taxable income.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 11, 2021

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019	2018
	(In millions, except for per share data)
Revenue	$5,199	$12,067	$11,223
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,680	2,077	1,864
Selling and marketing (1)	2,546	6,078	5,721
Technology and content (1)	1,010	1,226	1,122
General and administrative (1)	597	815	774
Depreciation and amortization	893	910	959
Impairment of goodwill	799	—	86
Impairment of intangible assets	175	—	42
Legal reserves, occupancy tax and other	(13)	34	(59)
Restructuring and related reorganization changes	231	24	—
Operating income (loss)	(2,719)	903	714
Other income (expense):
Interest income	18	59	71
Interest expense	(360)	(173)	(190)
Other, net	(90)	(14)	(110)
Total other expense, net	(432)	(128)	(229)
Income (loss) before income taxes	(3,151)	775	485
Provision for income taxes	423	(203)	(87)
Net income (loss)	(2,728)	572	398
Net (income) loss attributable to non-controlling interests	116	(7)	8
Net income (loss) attributable to Expedia Group, Inc.	(2,612)	565	406
Preferred stock dividend	(75)	—	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(2,687)	$565	$406
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(19.00)	$3.84	$2.71
Diluted	(19.00)	3.77	2.65
Shares used in computing earnings (loss) per share (000's):
Basic	141,414	147,194	149,961
Diluted	141,414	149,884	152,889

(1) Includes stock-based compensation as follows:
Cost of revenue	$12	$12	$11
Selling and marketing	48	45	44
Technology and content	69	74	61
General and administrative	76	110	87

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2020	2019	2018
	(In millions)
Net income (loss)	$(2,728)	$572	$398
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	67	(5)	(86)
Other comprehensive income (loss), net of tax	67	(5)	(86)
Comprehensive income (loss)	(2,661)	567	312
Less: Comprehensive income (loss) attributable to non-controlling interests	(88)	(1)	(26)
Less: Preferred stock dividend	75	—	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$(2,648)	$568	$338
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,363	$3,315
Restricted cash and cash equivalents	772	779
Short-term investments	24	526
Accounts receivable, net of allowance of $101 and $41	701	2,524
Income taxes receivable	120	70
Prepaid expenses and other current assets	654	521
Total current assets	5,634	7,735
Property and equipment, net	2,257	2,198
Operating lease right-of-use assets	574	611
Long-term investments and other assets	671	796
Deferred income taxes	659	145
Intangible assets, net	1,515	1,804
Goodwill	7,380	8,127
TOTAL ASSETS	$18,690	$21,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$602	$1,921
Accounts payable, other	496	906
Deferred merchant bookings	3,107	5,679
Deferred revenue	172	321
Income taxes payable	50	88
Accrued expenses and other current liabilities	979	1,050
Current maturities of long-term debt	—	749
Total current liabilities	5,406	10,714
Long-term debt, excluding current maturities	8,216	4,189
Deferred income taxes	67	56
Operating lease liabilities	513	532
Other long-term liabilities	462	389
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 1,200 and 0	1,022
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 261,564 and 256,692; Shares outstanding: 138,074 and 137,076
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,566	12,978
Treasury stock — Common stock and Class B, at cost, Shares 130,767 and 126,893	(10,097)	(9,673)
Retained earnings (deficit)	(1,781)	879
Accumulated other comprehensive income (loss)	(178)	(217)
Total Expedia Group, Inc. stockholders’ equity	1,510	3,967
Non-redeemable non-controlling interests	1,494	1,569
Total stockholders’ equity	3,004	5,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,690	$21,416

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2017	228,467,355	$—	12,799,999	$—	$9,163	89,528,255	$(4,822)	$331	$(149)	$1,606	$6,129
Net income (loss) (excludes $1 of net income attributable to redeemable non-controlling interest)								406		(9)	397
Other comprehensive income (loss), net of taxes									(68)	(18)	(86)
Payment of dividends to stockholders (declared at $1.24 per share)								(186)			(186)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,850,591	—			166						166
Withholding taxes for stock options					(2)						(2)
Issuance of common stock in connection with acquisitions	175,040	—			—						—
Treasury stock activity related to vesting of equity instruments						179,783	(20)				(20)
Common stock repurchases						7,720,194	(904)				(904)
Proceeds from issuance of treasury stock					27	(269,646)	4				31
Adjustment to the fair value of redeemable non-controlling interests					—			(3)			(3)
Purchase of remaining interest in Air Asia					(5)					(57)	(62)
Other changes in non-controlling interests					(7)					25	18
Stock-based compensation expense					208						208
Impact of adoption of new accounting guidance								(31)	(3)		(34)
Other					(1)						(1)
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (excludes $2 of net loss attributable to redeemable non-controlling interest)								565		9	574
Other comprehensive income (loss), net of taxes									3	(8)	(5)
Payment of dividends to stockholders (declared at $1.32 per share)								(195)			(195)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,453,610	—			301						301
Withholding taxes for stock options					(2)						(2)
Liberty Expedia Holdings transaction	20,745,181	—			2,883	23,876,671	(3,212)				(329)
Treasury stock activity related to vesting of equity instruments						295,185	(36)				(36)
Common stock repurchases						5,562,083	(683)				(683)
Adjustment to the fair value of redeemable non-controlling interests								(14)			(14)
Other changes in ownership of non-controlling interests					1					21	22
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					246						246

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net loss								(2,612)		(116)	(2,728)
Other comprehensive income (loss), net of taxes									39	28	67
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Payment of preferred dividends (declared at $62.47 per share)					(75)						(75)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,872,135	—			319						319
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						489,263	(54)				(54)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					4					13	17
Stock-based compensation expense					225						225
Other					1	20,630					1
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2020	2019	2018
	(In millions)
Operating activities:
Net income (loss)	$(2,728)	$572	$398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	739	712	676
Amortization of stock-based compensation	205	241	203
Amortization and impairment of intangible assets	329	198	325
Impairment of goodwill	799	—	86
Deferred income taxes	(488)	(91)	(308)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	2	(5)	111
Realized (gain) loss on foreign currency forwards	(80)	(22)	(31)
(Gain) loss on minority equity investments, net	142	(8)	111
Provision for credit losses and other, net	148	(21)	22
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,781	(368)	(282)
Prepaid expenses and other assets	(188)	(193)	(29)
Accounts payable, merchant	(1,320)	224	(134)
Accounts payable, other, accrued expenses and other liabilities	(400)	254	196
Tax payable/receivable, net	(57)	(23)	102
Deferred merchant bookings	(2,576)	1,342	489
Deferred revenue	(142)	(45)	40
Net cash provided by (used in) operating activities	(3,834)	2,767	1,975
Investing activities:
Capital expenditures, including internal-use software and website development	(797)	(1,160)	(878)
Purchases of investments	(685)	(1,346)	(1,803)
Sales and maturities of investments	1,161	852	2,137
Acquisitions, net of cash and restricted cash acquired	—	80	(53)
Other, net	58	21	38
Net cash used in investing activities	(263)	(1,553)	(559)
Financing activities:
Revolving credit facility borrowings	2,672	—	—
Revolving credit facility repayments	(2,672)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	3,945	1,231	—
Net proceeds from issuance of preferred stock and warrants	1,132	—	—
Payment of long-term debt	(750)	—	(500)
Payment of Liberty Expedia Exchangeable Debentures	—	(400)	—
Purchases of treasury stock	(425)	(743)	(923)
Payment of dividends to common stockholders	(48)	(195)	(186)
Payment of preferred stock dividends	(75)	—	—
Proceeds from exercise of equity awards and employee stock purchase plan	319	301	166
Other, net	(21)	(19)	(46)
Net cash provided by (used in) financing activities	4,077	175	(1,489)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	61	3	(139)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	41	1,392	(212)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,097	2,705	2,917
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$4,138	$4,097	$2,705
Supplemental cash flow information
Cash paid for interest	$313	$157	$196
Income tax payments, net	108	304	282
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, Egencia®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia CruisesTM, Classic Vacations®, Traveldoo®, and VacationRentals.com. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
During 2020, the COVID-19 pandemic has severely restricted the level of economic activity around the world, and is continuing to have an unprecedented effect on the global travel industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes, initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
Due to the high degree of cancellations and customer refunds and lower new bookings in the merchant business model, the Company experienced unfavorable working capital trends and material negative cash flow in the first half of 2020, although the level of negative cash flow moderated as booking trends improved and cancellations stabilized in latter half of the year. We expect cash flow to remain negative until the decline in new merchant bookings improves further with cancellations either remaining stable or moderating further. For a discussion on incremental credit losses and allowance impacts related to our accounts receivable, see NOTE 2 — Significant Accounting Policies. For a discussion of goodwill and intangible asset impairments recognized in conjunction with this pandemic, see NOTE 3 — Fair Value Measurements. For a discussion of actions to strengthen our liquidity position in the current environment, see NOTE 7 — Debt and NOTE 11 — Capital Stock - Preferred Stock and Warrants.
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
Due to COVID-19, which led to significant cancellations for future travel during the first half of the year, and has impacted new travel bookings for the majority of 2020, we have not experienced our typical seasonal pattern for bookings, revenue and profit during 2020. In addition, with the lower new bookings and elevated cancellations in the merchant business model, our typical, seasonal working capital source of cash has been significantly disrupted resulting in the Company experiencing unfavorable working capital trends and material negative cash flow during the first half of 2020 when we typically generate significant positive cash flow. Seasonal trends were more normalized during the second half of the year, but it is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery. In addition, we continue to experience shorter booking windows in our lodging businesses, which could also impact the seasonality of our working capital and cash flow.
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
Accounting Estimates
We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; deferred loyalty rewards; acquisition purchase price allocations; stock-based compensation and accounting for derivative instruments and provisions for credit losses, customer refunds and chargebacks.
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
Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2020, we reclassified depreciation expense from within our operating expense line items on our consolidated statements of operations to be included with intangible asset amortization expense. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019		Year ended December 31, 2018
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$2,163	$2,077	$1,965	$1,864
Selling and marketing	6,135	6,078	5,767	5,721
Technology and content	1,763	1,226	1,617	1,122
General and administrative	847	815	808	774
Depreciation and amortization	198	910	283	959
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
In addition, Vrbo also provides subscription-based listing and other ancillary services to property owners and managers.
The nature of our travel booking service performance obligations vary based on the travel service with differences primarily related to the degree to which we provide post booking services to the traveler and the timing when rights and obligations are triggered in our underlying supplier agreements. We consider both the traveler and travel supplier as our customers.
Refer to NOTE 19 — Segment Information for revenue by business model and service type.
Lodging. Our lodging revenue is comprised of revenue recognized under the merchant, agency and Vrbo subscription-based listing services model.
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

Vrbo Alternative Accommodations. Vrbo's lodging revenue is generally earned on a pay-per-booking, which can be either merchant or agency bookings depending on the nature of the payment processor, or pay-per-subscription basis. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate Vrbo for facilitating bookings with travelers. Under pay-per-booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period. Vrbo also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for Vrbo's services, including but not limited to the use of Vrbo's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in.
Merchant and Agency Air. We record revenue on air transactions when the traveler books the transaction, as we do not typically provide significant post booking services to the traveler and payments due to and from air carriers are typically due at the time of ticketing. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience. In certain transactions, the GDS collects commissions from our suppliers and passes these commissions to us, net of their fees. Therefore, we view payments through the GDS as commissions from suppliers and record these commissions in net revenue. Fees paid to the GDS as compensation for their role in processing transactions are recorded as cost of revenue.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of our Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $389 million as of December 31, 2020 and $226 million as of December 31, 2019.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2019, $4.9 billion of cash advance cash payments was reported within deferred merchant bookings, $3.5 billion of which was recognized resulting in $582 million of revenue during the year ended December 31, 2020 with the remainder primarily consisting of cancellations during the year. At December 31, 2020, the related balance was $2.3 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on over 40 Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2019, $781 million of deferred loyalty rewards was reported within deferred merchant bookings, $427 million of which was recognized as revenue during the year ended December 31, 2020. At December 31, 2020, the related balance was $769 million.
Deferred Revenue. Deferred revenue primarily consists of Vrbo's traveler service fees received on bookings where we are not merchant of record due to the use of a third party payment processor, unearned subscription revenue as well as deferred advertising revenue. At December 31, 2019, $321 million was recorded as deferred revenue, $206 million of which was recognized as revenue during the year ended December 31, 2020. At December 31, 2020, the related balance was $172 million.
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

	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$3,363	$3,315
Restricted cash and cash equivalents	772	779
Restricted cash included within long-term investments and other assets	3	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$4,138	$4,097
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
We record investments using the equity method when we have the ability to exercise significant influence over the investee. Minority equity investments with readily determinable fair values, such as our investment in Despegar.com Corp ("Despegar"), are carried at fair value with changes in fair value recorded through net income or loss. Minority investments without readily determinable fair values are measured using the equity method, or measured at cost with observable price changes reflected through net income or loss. We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.
Accounts Receivable
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During 2020, we recorded approximately $82 million of incremental allowance for expected uncollectible amounts, including estimated future losses in consideration of the impact of COVID-19 pandemic on the economy and the Company, partially offset by $24 million of write-offs. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are primarily for office space and data centers and are included in operating lease right-of-use ("ROU") assets, accrued expenses and other current liabilities, and operating lease liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
We generally base our measurement of fair value of reporting units, except for trivago, which is a separately listed company on the Nasdaq Global Select Market, on a blended analysis of the present value of future discounted cash flows and market valuation approach with the exception of our standalone publicly traded subsidiary, which is based on market valuation. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units. The fair value of the trivago reporting unit was based on trivago's stock price, a Level 1 input, adjusted for an estimated control premium.
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
Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets
Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to nine years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.
Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.
Redeemable Non-controlling Interests
We have non-controlling interests in majority owned entities, which were carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the company. If the redeemable non-controlling interest is redeemable at an amount other than fair value, we adjust the non-controlling interest to redemption value through earnings each period. In circumstances where the non-controlling interest is redeemable at fair value, changes in fair value of the shares for which the minority holders could sell to us were recorded to the non-controlling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (“Level 3” on the fair value hierarchy) and were based on various valuation techniques, including market comparables and discounted cash flow projections. As of December 31, 2020 and 2019, redeemable non-controlling interests were $13 million and $15 million, and included within other long-term liabilities.
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
We account for the global intangible low-tax income (“GILTI”) earned by our foreign subsidiaries included in gross U.S. taxable income in the period incurred.
Derivative Instruments
Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
At December 31, 2020 and 2019, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2020, 2019 and 2018, our advertising expense was $1.2 billion, $3.5 billion and $3.4 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a four-year period, but may accelerate in certain circumstances. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and then vest quarterly over the following three years. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. In addition, we have a limited number of performance stock units ("PSUs"), for which we calculate the fair value using a Monte Carlo valuation model and amortized the fair value, net of actual forfeitures, as stock-based compensation over the vesting term, generally a two or three year period, on an accelerated basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
Stock Options. Our employee stock options consist of service based awards, some of which also have market-based vesting conditions. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option pricing models, for awards that contain market-based vesting conditions. We amortize the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-

based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of our stock options vest over four years.
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value.
Earnings Per Share
We compute basic earnings per share by taking net income or loss attributable to Expedia Group, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see NOTE 12 — Earnings Per Share.
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
Guarantor Financial Information. In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. We adopted these amendments for the quarter ended March 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of our senior notes for the most recent fiscal year, and the location of the required disclosures has been removed from the Notes to the Consolidated Financial Statements and moved to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Policies Not Yet Adopted
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the accounting for income taxes. This new standard eliminates certain exceptions in current guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public business entities, this guidance is effective for interim or annual periods beginning after December 15, 2020. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
Investments - equity securities; Investments - Equity Method and Joint Ventures; Derivatives and Hedging. In January 2020, the FASB issued an accounting standards update which clarifies the interaction between the accounting for investments in equity securities, equity method investments and certain derivative instruments. The new standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The standards update is effective for interim or annual periods beginning after December 15, 2020. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued an accounting standards update which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it, and simplifies the diluted earnings per share calculation in certain areas. The standards update is effective for interim or annual periods beginning after December 15, 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2020 but the guidance must be adopted as of the beginning of the fiscal year. We plan to early adopt the guidance effective January 1, 2021 and do not expect the adoption to have a material impact on our consolidated financial statements.
NOTE 3 — Fair Value Measurements
Financial assets measured at fair value on a recurring basis as of December 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$147	$147	$—
Term deposits	49	—	49
U.S. treasury securities	150	150	—
Investments:
Term deposits	24	—	24
Marketable equity securities	123	123	—
Total assets	$493	$420	$73

Liabilities
Derivatives:
Foreign currency forward contracts	$14	$—	$14

Financial assets measured at fair value on a recurring basis as of December 31, 2019 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$36	$36	$—
Term deposits	865	—	865
U.S. treasury securities	10	10	—
Investments:
Term deposits	526	—	526
Marketable equity securities	129	129	—
Total assets	$1,566	$175	$1,391

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8
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
As of December 31, 2020 and 2019, our cash and cash equivalents consisted primarily of U.S. treasury securities and term deposits with maturities of three months or less and bank account balances.

Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2020, 2019, and 2018, we recognized a loss of approximately $6 million, a gain of $10 million, and a loss of approximately $145 million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2020, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.4 billion. As of December 31, 2020 and 2019, we had net forward liabilities of $14 million ($23 million gross forward liability) and $8 million ($30 million gross forward liability) recorded in accrued expenses and other current liabilities. We recorded $74 million, $(8) million and $47 million in net gains (losses) from foreign currency forward contracts in 2020, 2019 and 2018.
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
Goodwill. Due to the severe and persistent negative effect COVID-19 has had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment on October 1, 2020, we deemed it necessary to perform various interim assessments of goodwill. As a result of these assessments during 2020, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment.
Our assessments compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units, except trivago, were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account operating result trends, the anticipated duration of COVID-19 impacts and rates of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in each of the periods. As of December 31, 2020, the applicable reporting units within our Retail segment had $2.3 billion of goodwill remaining after these impairments and our trivago segment had $337 million of goodwill remaining.
During 2018, we recognized goodwill impairment charges of $86 million related to a reporting unit in our Retail segment. The charges resulted from sustained under-performance and a less optimistic outlook of the reporting unit, beginning in the second quarter of 2018 and deteriorating further into the fourth quarter of 2018. As a result, we performed an interim and annual quantitative assessment of goodwill for that reporting unit. The fair value estimates for both the interim and annual impairment tests were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs as described above. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the respective periods. As of December 31, 2018, the applicable reporting unit had no remaining goodwill.
Intangible Assets. During 2020, we recognized intangible asset impairment charges of $175 million within our Retail segment, of which $119 million related to indefinite-lived trade names as a result of changes in the estimated future revenues of the related brands as well as $35 million related to definite-lived intangible assets and $21 million related to other long-lived assets.

The indefinite-lived intangible assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues and royalty rates, which ranged from 2% to 8% with a weighted average royalty rate of 7%. For definite-lived intangible assets, classified as Level 3 measurements, we compared the estimated future, net undiscounted cash flows, which included key inputs such as rates of growth and profitability of our business as well as incremental net working capital, to the long-lived asset’s carrying amount. As discussed further in NOTE 16 – Acquisitions, Other Investments and Divestitures, during the third quarter of 2020, we met the criteria to recognize certain smaller businesses within our Retail segment as held-for-sale. As such, we remeasured the disposal groups at fair value, less costs to sell, which is considered a Level 3 measurement and was based on each transaction’s estimated consideration as of the date of close.
During 2018, we recognized an intangible impairment charge of $42 million in conjunction with the annual impairment testing of goodwill and intangible assets on October 1, 2018. The impairment charge was related to an indefinite-lived trade name within our Retail segment and resulted from changes in estimated future revenues of the related brand. The asset, classified as Level 3 measurement, was written down to $27 million based on valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues. In conjunction with the impairment, we reclassified the remainder to a definite-lived asset to be amortized over eight years.
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
Minority Investments without Readily Determinable Fair Values. As of December 31, 2020 and 2019, the carrying values of our minority investments without readily determinable fair values totaled $330 million and $467 million. During 2020, we recorded $134 million of losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During 2019, we recorded $2 million of losses related to the minority investments. During 2018, we recorded $33 million of gains related to these minority investments, which had recent observable and orderly transactions for similar investments. As of December 31, 2020, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2020	2019
	(In millions)
Capitalized software development	$3,374	$2,947
Computer equipment	617	643
Furniture and other equipment	128	114
Buildings and leasehold improvements	1,230	688
Land	146	129
	5,495	4,521
Less: accumulated depreciation	(3,289)	(2,833)
Projects in progress	51	510
Property and equipment, net	$2,257	$2,198
As of December 31, 2020 and 2019, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $898 million and $893 million. For the years ended December 31, 2020, 2019 and 2018, we recorded amortization of capitalized software development costs of $593 million, $556 million and $479 million included in depreciation and amortization expense.
As of December 31, 2020, 2019 and 2018, we had $9 million, $34 million and $55 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.

NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 17 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $159 million and $170 million for the years ended December 31, 2020 and 2019, respectively. Under the lease accounting guidance in effect for the year ended December 31, 2018, rent expense was $182 million, which included operating lease costs as well as expense for non-lease components such as common area maintenance.
Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$139	$152
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	117	183
Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Operating lease right-of-use assets	$574	$611

Current lease liabilities, included within Accrued expenses and other current liabilities	$126	$119
Long-term lease liabilities, included within Operating lease liabilities	513	532
Total operating lease liabilities	$639	$651

Weighted average remaining lease term	8.8 years	8.8 years
Weighted average discount rate	3.6%	3.5%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2021	$147
2022	109
2023	82
2024	66
2025	57
2026 and thereafter	289
Total lease payments	750
Less: imputed interest	(111)
Total	$639
As of December 31, 2020, our additional operating lease payments, primarily for corporate offices, that have not yet commenced were not material.

NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In millions)
Goodwill	$7,380	$8,127
Intangible assets with indefinite lives	1,183	1,284
Intangible assets with definite lives, net	332	520
	$8,895	$9,931
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred.
During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment, we deemed it necessary to perform various interim assessments of goodwill and intangible assets. As a result of these assessments, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment. We also incurred impairment charges of $175 million related to intangible assets with both indefinite-lives and definite lives, primarily within our Retail segment.
During 2019, we had no impairments of goodwill or intangible assets with indefinite-lives. During 2018, we incurred impairment charges related to intangible assets with indefinite-lives of $42 million and goodwill of $86 million both within our Retail segment.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	Retail	B2B	trivago	Total
	(In millions)
Balance as of January 1, 2019	$7,028	$531	$561	$8,120
Additions	21	—	—	21
Foreign exchange translation and other	—	(2)	(12)	(14)
Balance as of December 31, 2019	7,049	529	549	8,127
Impairment charges	(559)	—	(240)	(799)
Foreign exchange translation and other	15	9	28	52
Balance as of December 31, 2020	$6,505	$538	$337	$7,380
As of December 31, 2020, accumulated goodwill impairment losses in total were $3.4 billion of which $3.1 billion was associated with our Retail segment and $240 million was associated with our trivago segment. As of December 31, 2019, accumulated goodwill impairment losses in total were $2.6 billion, which was associated with our Retail segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$638	$(540)	$98	$658	$(499)	$159
Supplier relationships	661	(556)	105	651	(483)	168
Domain names	173	(133)	40	183	(109)	74
Other	1,075	(986)	89	1,092	(973)	119
Total	$2,547	$(2,215)	$332	$2,584	$(2,064)	$520

Amortization expense was $154 million, $198 million and $283 million for the years ended December 31, 2020, 2019 and 2018. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2020, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2021	$102
2022	88
2023	53
2024	49
2025	33
2026 and thereafter	7
Total	$332

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2020	2019
	(In millions)
5.95% senior notes due 2020	$—	$749
2.5% (€650 million) senior notes due 2022	798	725
3.6% senior notes due 2023	496	—
4.5% senior notes due 2024	497	497
6.25% senior notes due 2025	1,972	—
7.0% senior notes due 2025	740	—
5.0% senior notes due 2026	744	743
4.625% senior notes due 2027	743	—
3.8% senior notes due 2028	993	992
3.25% senior dues due 2030	1,233	1,232
Total debt(1)	8,216	4,938
Current maturities of long-term debt	—	(749)
Long-term debt, excluding current maturities	$8,216	$4,189
___________________________________
(1)Net of discounts and debt issuance costs.
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
Previous Senior Note Issuances. In prior years, we have issued the following senior notes:
•Euro 650 million of registered senior unsecured notes that are due in June 2022 that bear interest at 2.5% (the “2.5% Notes”). The 2.5% Notes were issued at 99.525% of par resulting in a discount, which is being amortized over their life. Interest is payable annually in arrears in June of each year. We may redeem the 2.5% Notes at our option, at whole or in part, at any time or from time to time. If we elect to redeem the 2.5% Notes prior to March 3, 2022, we may redeem them at a specified “make-whole” premium. If we elect to redeem the 2.5% Notes on or after March 3, 2022, we may redeem them at a redemption price of 100% of the principal plus accrued and unpaid interest. Subject to certain limited exceptions, all payments of interest and principal for the 2.5% Notes will be made in Euros.
•$500 million of registered senior unsecured notes that are due in August 2024 that bear interest at 4.5% (the “4.5% Notes”). The 4.5% Notes were issued at 99.444% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in February and August of each year. We may redeem the 4.5% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 4.5% Notes prior to May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 4.5% Notes on or after May 15, 2024, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
•$750 million of registered senior unsecured notes that are due in February 2026 that bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
•$1 billion of registered senior unsecured notes that are due in February 2028 that bear interest at 3.8% (the "3.8% Notes"). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
•$1.25 billion of privately placed senior unsecured notes that are due in February 2030 and bear interest at 3.25% (the “3.25% Notes”). In February 2020, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “3.25% Notes”). The 3.25% Notes were issued at 99.225% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning February 15, 2020. We may redeem the 3.25% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.25% Notes prior to November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.25% Notes on or after November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
All of our outstanding senior notes (collectively the “Notes”) are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. Accrued interest related to the Notes was $110 million and $76 million as of December 31, 2020 and December 31, 2019. The Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest.
The total estimated fair value of our Notes was approximately $9.1 billion and $5.1 billion as of December 31, 2020 and December 31, 2019. The fair value was determined based on quoted market prices in less active markets and is categorized as Level 2 in the fair value hierarchy.
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
Loans under the Amended Credit Facility bear interest (A) in the case of eurocurrency loans, at rates ranging from (i) prior to December 31, 2021, 2.25% per annum and (ii) on and after December 31, 2021, or prior to such date for each quarter that the leverage ratio, as of the end of the most recently ended fiscal quarter for which financial statements have been delivered, calculated on an annualized basis using consolidated EBITDA for the two most recently ended fiscal quarters included in such financial statements multiplied by two, is not greater than 5.00:1.00, from 1.00% to 1.75% depending on the Company’s credit ratings, and (B) in the case of base rate loans, at rates (i) prior to December 31, 2021, 1.25% per annum and (ii) on and after December 31, 2021, or prior to such date if the leverage ratio condition referred to above is satisfied, from 0.00% to 0.75% per annum depending on the Company’s credit ratings.
The amount of stand-by letters of credit (“LOC”) issued under the prior credit facility as well as the Amended Credit Facility reduced the credit amount available. As of December 31, 2020 and December 31, 2019, there was $13 million and $16 million of outstanding stand-by LOCs issued under the facilities.
On August 5, 2020, the Amended Credit Facility was further amended in order to, among other things, make changes to certain provisions of the Amended Credit Facility to conform to the corresponding provisions in the Foreign Credit Facility described below.
Foreign Credit Facility. Pursuant to the terms of the Amended Credit Facility, on August 5, 2020, the Company and Expedia Group International Holdings III, LLC, as borrower (the “Borrower”), entered into that Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Foreign Credit Facility”) with a group of lenders. Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Amended Credit Agreement, as mentioned above, and the Second Amendment, dated as of August 5, 2020, as mentioned below, and certain of the Company’s additional subsidiaries (collectively, the “Guarantors”).
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
Subsidiary Credit Facility. In addition, as of December 31, 2020, one of our international subsidiaries maintained a Euro 50 million uncommitted credit facility, which was guaranteed by Expedia Group. The facility was terminated in January 2021.
Outstanding Borrowings. In August 2020, the Company repaid the outstanding amount of $772 million on the Foreign Credit Facility as well as $478 million under the Amended Credit Facility. In December 2020, we repaid the remaining $650 million under the Amended Credit Facility. As of December 31, 2020, there were no borrowings outstanding under either facility. As of December 31, 2020 and December 31, 2019, there were no borrowings outstanding on the subsidiary credit facility.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Effective June 1, 2020, as part of cost-saving steps resulting from the business impact of COVID-19, the Expedia Retirement Savings Plan was amended to eliminate matching contributions. Matching contributions were subsequently reinstated effective December 1, 2020. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $63 million, $81 million and $70 million for the years ended December 31, 2020, 2019 and 2018.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2020, we had approximately 14 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vest 25% after one year and then vest quarterly over the following three years. During 2018, an equity choice program existed for annual awards that allowed for the choice of stock options or RSUs with certain limitations.

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2018	1,941	$120.19
Granted	1,821	107.37
Vested	(615)	118.41
Cancelled	(386)	113.55
Balance as of December 31, 2018	2,761	113.12
Granted	2,937	121.39
Vested	(952)	114.33
Cancelled	(616)	117.54
Balance as of December 31, 2019	4,130	117.05
Granted (1)	3,802	94.70
Vested	(1,531)	118.99
Cancelled	(1,116)	108.88
Balance as of December 31, 2020	5,285	101.93
___________________________________
(1)Includes 0.3 million target level performance share units granted.
The total market value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $172 million, $117 million and $68 million.
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of January 1, 2018	15,653	$95.23
Granted	5,342	104.72
Exercised	(2,098)	71.36
Cancelled	(1,197)	107.26
Balance as of December 31, 2018	17,700	100.11
Granted	31	123.31
Exercised	(3,370)	85.04
Cancelled	(1,246)	111.31
Balance as of December 31, 2019	13,115	102.97
Granted	—	—
Exercised	(3,225)	95.36
Cancelled	(1,194)	103.29
Balance as of December 31, 2020	8,696	105.75	2.7	$238
Exercisable as of December 31, 2020	6,043	103.59	2.2	177
Vested and expected to vest after December 31, 2020	8,696	105.75	2.7	238
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2020, based on our closing stock price of $132.40 as of the last trading date in 2020. The total intrinsic value of stock options exercised was $74 million, $145 million and $107 million for the years ended December 31, 2020, 2019 and 2018.
There were no options granted during the year ended December 31, 2020 and options granted in 2019 were immaterial. The fair value of stock options granted during the year ended December 31, 2018 were estimated at the date of grant using appropriate valuation techniques, including the Black-Scholes and Monte Carlo option-pricing models, assuming the following weighted average assumptions:

2018
Risk-free interest rate	2.47%
Expected volatility	32.81%
Expected life (in years)	3.80
Dividend yield	1.11%
Weighted-average estimated fair value of options granted during the year	$24.97
In 2020, 2019 and 2018, we recognized total stock-based compensation expense of $205 million, $241 million and $203 million. The total income tax benefit related to stock-based compensation expense was $44 million, $55 million and $39 million for 2020, 2019 and 2018. We capitalized $36 million, $30 million and $24 million of stock-based compensation expense associated with the cost of developing internal-use software in 2020, 2019 and 2018.
Cash received from stock-based award exercises for the years ended December 31, 2020 and 2019 was $301 million and $284 million. Total current income tax benefits during the years ended December 31, 2020 and 2019 associated with the exercise of stock-based awards held by our employees were $1 million and $60 million.
As of December 31, 2020, there was approximately $462 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.47 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees were allowed to contribute up to 10% of their base compensation. Effective August 1, 2020, eligible employees are allowed to contribute up to 15% of their base compensation. During 2020, 2019 and 2018, approximately 212,000, 171,000, and 170,000 shares were purchased under this plan for an average price of $84.89, $99.41 and $101.26 per share. As of December 31, 2020, we have reserved approximately 0.4 million shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
U.S.	$(2,354)	$172	$32
Foreign	(797)	603	453
Total	$(3,151)	$775	$485
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
		(In millions)
Current income tax (benefit) expense:
U.S. federal	$(31)	$76	$186
State	—	20	42
Foreign	96	198	167
Current income tax expense	65	294	395
Deferred income tax (benefit) expense:
U.S. federal	(315)	(53)	(273)
State	(65)	(9)	(25)
Foreign	(108)	(29)	(10)
Deferred income tax (benefit) expense	(488)	(91)	(308)
Income tax (benefit) expense	$(423)	$203	$87

We reduced our current income tax payable by $1 million, $60 million and $34 million for the years ended December 31, 2020, 2019 and 2018 for tax deductions attributable to stock-based compensation.
Deferred Income Taxes
As of December 31, 2020 and 2019, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2020	2019
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$91	$100
Deferred loyalty rewards	180	183
Net operating loss and tax credit carryforwards	654	100
Stock-based compensation	70	86
Property and equipment	54	102
Operating lease liabilities	135	136
Other	172	72
Total deferred tax assets	1,356	779
Less valuation allowance	(216)	(77)
Net deferred tax assets	$1,140	$702
Deferred tax liabilities:
Goodwill and intangible assets	(422)	(485)
Operating lease ROU assets	(126)	(128)
Total deferred tax liabilities	$(548)	$(613)
Net deferred tax assets	$592	$89
As of December 31, 2020, we had U.S. federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $1.8 billion, $733 million and $1.4 billion. U.S. federal NOLs of $1.8 billion may be carried forward indefinitely, and U.S. federal NOLs of $20 million expire at various times starting from 2034. State NOLs of $110 million may be carried forward indefinitely, and state NOLs of $623 million expire at various times starting from 2021. Foreign NOLs of $272 million may be carried forward indefinitely, and foreign NOLs of $1.1 billion expire at various times starting from 2021.
As of December 31, 2020, we have a valuation allowance of approximately $216 million related to certain tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $139 million from the amount recorded as of December 31, 2019 primarily due to the absence of potential capital gains necessary to use capital loss carryforwards. The amount of the deferred tax asset considered realizable, however, may be adjusted if estimates of future taxable income increase, taxable income of the appropriate character is forecasted, capital gains are realized or if objective negative evidence in the form of cumulative GAAP losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent the repatriation resulted in differences between the GAAP and tax carrying values of Expedia Group’s investment in foreign subsidiaries whose offshore earnings are not indefinitely reinvested, or to the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued. The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $85 million as of December 31, 2020. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $22 million as of December 31, 2020.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2020	2019	2018
		(In millions)
Income tax (benefit) expense at the U.S. federal statutory rate of 21%	$(662)	$163	$102
Foreign tax rate differential	16	40	(42)
U.S. federal research and development credit	(24)	(25)	(23)
Excess tax benefits related to stock-based compensation	6	(13)	(10)
Unrecognized tax benefits and related interest	36	17	23
Change in valuation allowance	139	(3)	8
Return to provision true-ups	(20)	(12)	(7)
trivago stock-based compensation	5	7	7
State taxes	(48)	22	11
Non-deductible goodwill impairment	170	—	16
Deferral of capital losses	(53)	—	—
Global intangible low-taxed income	—	—	13
Foreign-derived intangible income	—	(14)	(38)
Other, net	12	21	27
Income tax (benefit) expense	$(423)	$203	$87
Our effective tax rate for 2020 was lower than the 21% U.S. federal statutory income tax rate due to valuation allowances and nondeductible impairments measured against a pre-tax loss. Our effective tax rate for 2019 was higher than the 21% U.S. federal statutory income tax rate due to state income taxes, foreign income taxed at higher than the U.S. federal statutory tax rate, as well as losses in foreign jurisdictions for which we did not record a tax benefit. Our effective tax rate for 2018 was lower than the 21% U.S. federal statutory income tax rate due to earnings in foreign jurisdictions, primarily Switzerland, where the statutory income tax rate is lower, as well as excess tax benefits relating to stock-based payments, and foreign-derived intangible income.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2020	2019	2018
		(In millions)
Balance, beginning of year	$305	$293	$261
Increases to tax positions related to the current year	16	12	24
Increases to tax positions related to prior years	18	5	2
Decreases to tax positions related to prior years	(2)	—	—
Reductions due to lapsed statute of limitations	(4)	(2)	(2)
Settlements during current year	—	(11)	—
Interest and penalties	12	8	8
Balance, end of year	$345	$305	$293
As of December 31, 2020, we had $345 million of gross unrecognized tax benefits, $219 million of which, if recognized, would affect the effective tax rate. As of December 31, 2019, we had $305 million of gross unrecognized tax benefits, $188 million of which, if recognized, would affect the effective tax rate. As of December 31, 2018, we had $293 million of gross unrecognized tax benefits, $180 million of which, if recognized, would affect the effective tax rate.
As of December 31, 2020 and 2019, total gross interest and penalties accrued was $49 million and $37 million, respectively. We recognized interest expense of $12 million in 2020 and $8 million in 2019 as well as 2018 in connection with our unrecognized tax benefits.

The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently examining Expedia Group’s consolidated U.S. federal income tax returns for the periods ended December 31, 2011 through December 31, 2016. The Company has consented to an extension of the statute of limitations, until September 30, 2021 related to the 2011 to 2013 tax years, and until December 31, 2021 related to the 2014 to 2016 tax years. As of December 31, 2020, for the Expedia Group, Inc. and Subsidiaries group, statute of limitations for tax years 2011 through 2019 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, the tax years 2001 through 2015 remain subject to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in U.S. federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We filed a protest with the IRS for our 2011 to 2013 tax years and Appeals returned the case to Exam for further review. We are also under examination by the IRS for our 2014 to 2016 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
NOTE 11 — Capital Stock
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
We issued and sold (1) to the Apollo Purchaser, pursuant to the Apollo Investment Agreement, 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and Warrants to purchase 4.2 million shares of the Company’s common stock for an aggregate purchase price of $588 million and (2) to the Silver Lake Purchaser, pursuant to the Silver Lake Investment Agreement, 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of Common Stock, for an aggregate purchase price of $588 million. At closing, we paid certain fees in an aggregate amount of $12 million to affiliates of the Apollo Purchaser and the Silver Lake Purchaser. On the terms and subject to the conditions set forth in the Investment Agreements, from and after the closing, (1) each of the Apollo Purchaser and the Silver Lake Purchaser designated one representative who was appointed to the Board of Directors of the Company (the “Board”) and (2) the Apollo Purchaser appointed one non-voting observer to the Board, in each case until such time as the applicable Purchaser and its Permitted Transferees (as defined in the Investment Agreements) no longer beneficially own (a) at least 50% of the shares of Series A Preferred Stock purchased by the applicable Purchaser under the Investment Agreement (unless the applicable Purchaser holds less than 50% of the shares of Series A Preferred Stock as a result of redemptions by the Company, in which case the reference to 50% shall be replaced with a reference to 20%) and (b) Warrants and/or Common Stock for which the Warrants were exercised that represent in the aggregate and on an as exercised basis, at least 50% of the shares underlying the Warrants purchased by the applicable Purchaser under the Investment Agreement.
The Investment Agreements (including the forms of Certificate of Designations, Warrants and Registration Rights Agreement) contain other customary covenants and agreements, including certain standstill provisions and customary preemptive rights.
Certificate of Designations for Series A Preferred Stock. Dividends on each share of Series A Preferred Stock accrue daily on the Preference Amount (as defined below) at the then-applicable Dividend Rate (as defined below) and are payable semi-

annually in arrears. As used herein, “Dividend Rate” with respect to the Series A Preferred Stock means (a) from the closing until the day immediately preceding the fifth anniversary of the closing, 9.5% per annum, (b) beginning on each of the fifth, sixth and seventh anniversaries of the closing, the then-applicable Dividend Rate shall be increased by 100 basis points on each such yearly anniversary, and (c) beginning on each of the eighth and ninth anniversaries of the closing date, the then-applicable Dividend Rate shall be increased by 150 basis points on each such yearly anniversary. The Dividend Rate is also subject to certain adjustments if the Company incurs indebtedness causing its leverage to exceed certain thresholds. Dividends are payable (a) until the third anniversary of the closing, either in cash or through an accrual of unpaid dividends (“Dividend Accrual”), at the Company’s option, (b) from the third anniversary of the closing until the sixth anniversary of the closing, either in cash or in a combination of cash and Dividend Accrual (with no more than 50% of the total amount of such Dividend being paid through a Dividend Accrual), at the Company’s option and (c) thereafter, in cash.
The Series A Preferred Stock rank senior to the common stock and the Class B common stock of the Company with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
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
The Series A Preferred Stock is classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. However, such events that could cause the Series A Preferred Stock to become redeemable are not considered probable of occurring. As of December 31, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). The Series A Preferred Stock accumulated and paid $75 million (or $62.47 per share of Series A Preferred Stock) in total dividends during 2020.
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
Treasury Stock
As of December 31, 2020, the Company's treasury stock was comprised of approximately 123.5 million common stock and 7.3 million Class B shares. As of December 31, 2019, the Company's treasury stock was comprised of approximately 119.6 million common stock and 7.3 million Class B shares. As of December 31, 2018, the entire treasury stock balance of 97.2 million was common stock.
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

	Year Ended December 31,
	2020	2019	2018
Number of shares repurchased	3.4 million	5.6 million	7.7 million
Average price per share	$109.88	$122.72	$117.02
Total cost of repurchases (in millions)(1)	$370	$683	$903
___________________________________
(1)Amount excludes transaction costs.
As of December 31, 2020, 23.3 million shares remain authorized for repurchase under the 2019 and 2018 authorizations with no fixed termination date for the repurchases.
For information related to shares repurchased as part of the Liberty Expedia Holdings transaction during 2019, see NOTE 17 – Liberty Expedia Holdings Transaction.
Dividends on our Common Stock
In 2020, 2019 and 2018, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following common stock dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2020:
	February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
Year ended December 31, 2019:
	February 6, 2019	$0.32	March 7, 2019	$47	March 27, 2019
	May 1, 2019	0.32	May 23, 2019	48	June 13, 2019
	July 24, 2019	0.34	August 22, 2019	50	September 12, 2019
	November 6, 2019	0.34	November 19, 2019	50	December 12, 2019
Year ended December 31, 2018:
	February 7, 2018	$0.30	March 8, 2018	$46	March 28, 2018
	April 24, 2018	0.30	May 24, 2018	45	June 14, 2018
	July 23, 2018	0.32	August 23, 2018	47	September 13, 2018
	October 19, 2018	0.32	November 15, 2018	48	December 6, 2018
During the second quarter of 2020, we suspended quarterly dividends on our common stock. We do not expect to declare future dividends on our common stock, at least until the current economic and operating environment improves.

Accumulated Other Comprehensive Income (Loss)
The balance of accumulated other comprehensive loss as of December 31, 2020 and 2019 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at December 31, 2020 and 2019 of $69 million ($90 million before tax) and $15 million ($19 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2020 and 2019, our ownership interest in trivago was approximately 59.0% and 59.3%.
In August 2018, we purchased the remaining 25% minority equity interest in AAE Travel Pte. Ltd., the joint venture formed by Air Asia and Expedia Group in March 2011. Prior to this transaction, we held a 75% controlling interest in the joint venture since 2015. The cash consideration was approximately $62 million.
NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2020, 2019 and 2018 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2019 and 2018, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method, and (iii) other stock-based commitments.
The following table presents our basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$(2,612)	$565	$406
Preferred stock dividend	(75)	—	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(2,687)	$565	$406
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(19.00)	$3.84	$2.71
Diluted	(19.00)	3.77	2.65
Weighted average number of shares outstanding (000's):
Basic	141,414	147,194	149,961
Dilutive effect of:
Options to purchase common stock	—	1,873	2,317
Other dilutive securities	—	817	611
Diluted	141,414	149,884	152,889
Outstanding stock awards and common stock warrants that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive were approximately 22 million for the year ended December 31, 2020, seven million for 2019, and nine million for 2018.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In February 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions, and, subsequently in 2020, the Company accelerated further actions to adapt our business to the current environment. As a result, we recognized $231 million in restructuring and related reorganization charges during 2020. Based on current plans, which are subject to change, we expect total reorganization charges in 2021 of approximately $60 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $24 million in restructuring and related reorganization charges, which were primarily related to severance, benefits and professional fees. We had no restructuring charges in 2018.
The following table summarizes the restructuring and related reorganization activity for the year ended December 31, 2020 with the other charges primarily comprised of lease impairments and professional fees:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2020	$11	$6	$17
Charges	205	26	231
Payments	(120)	(17)	(137)
Non-cash items	7	(15)	(8)
Accrued liability as of December 31, 2020	$103	$—	$103

NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2020	2019	2018
	(In millions)
Foreign exchange rate gains (losses), net	$71	$(34)	$3
Gains (losses) on minority equity investments, net	(142)	8	(111)
Loss on sale of businesses, net	(13)	—	—
Other	(6)	12	(2)
Total	$(90)	$(14)	$(110)

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2020:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$1,042	$551	$452	$39	$—
Guarantees	59	59	—	—	—
Letters of credit	32	24	5	—	3
	$1,133	$634	$457	$39	$3
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2020, 2019 and 2018.
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
Litigation Relating to Occupancy Taxes. One hundred one lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Nine lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $58 million and $48 million as of December 31, 2020 and 2019, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
We are in various stages of inquiry or audit with various tax authorities, some of which, including in the City of Los Angeles regarding hotel occupancy taxes, may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes. In certain jurisdictions, including the United Kingdom, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.

Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. On November 4, 2020, the Australian Federal Court dismissed trivago's appeal. The court has yet to set a date for a separate hearing regarding penalties and other orders. We recorded the estimated probable loss associated with the proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
NOTE 16 – Acquisitions, Other Investments and Divestitures
2020 and 2019 Acquisition Activity
We had no acquisition activity during the year ended December 31, 2020 and nominal acquisition activity during the year ended December 31, 2019. Refer to NOTE 17 – Liberty Expedia Holdings Transaction for details of this transaction completed during 2019.
2018 Acquisition and Other Investment Activity
During 2018, we completed two business combinations. The following summarizes the aggregate purchase price allocation for these acquisitions, in millions:

Goodwill	$31
Intangibles with definite lives (1)	24
Deferred tax liabilities, net	(1)
Total (2)	$54
___________________________________
(1)Acquired intangible assets with definite lives had a weighted average useful life of 2.9 years.
(2)Included cash acquired of $1 million.
The goodwill recorded for the business combinations was not expected to be deductible for tax purposes. The results of operations were immaterial from the transaction close dates through December 31, 2018.
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
2020 Disposition Activity
During the third quarter of 2020, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to a plan that we think is probable of completion within the next year to divest certain smaller businesses within our Retail segment, one of which completed its sale in October 2020 and one we expect to complete in March 2021.
We recognized a loss of $13 million within other, net in the consolidated statements of operations during the fourth quarter of 2020 with respect to the sale of the disposal group which completed in October 2020.
As a result, beginning in the third quarter of 2020, the related assets and liabilities of these disposal groups were considered held-for-sale and, for the business that remains as held-for-sale as of December 31, 2020, consists of the following:
•Held-for-sale assets of $21 million, which were primarily classified within cash of $5 million, accounts receivable of $2 million and prepaid expenses and other current assets of $12 million.
•Held-for-sale liabilities of $53 million, which were primarily classified within merchant accounts payable of $8 million, accrued expenses and other current liabilities of $5 million and deferred merchant bookings of $38 million.

In May 2020, we completed the sale of Bodybuilding.com, and the impacts of the divestiture are not considered material to the Company.
NOTE 17 – Liberty Expedia Holdings Transaction
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
Bodybuilding.com was consolidated into our financial statements starting on the acquisition date and we recognized $58 million in revenue and $7 million in operating losses for the year ended December 31, 2019, which was included within Corporate and Eliminations in our segment footnote.
For information related to the Liberty Expedia Holdings transaction, see NOTE 18 — Related Party Transactions below.
NOTE 18 — Related Party Transactions
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
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Mr. Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement,” the rights contemplated by which and by the Governance Agreement (as defined below) were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement (as defined below) and the Stockholders Agreement), and pursuant to which on July 26, 2019, immediately prior to the closing of the Combination, Mr. Diller and the Family Foundation exchanged with Liberty Expedia Holdings 5,523,452 shares of Expedia Group common stock for the same number of shares of Expedia Group Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). The Original Shares represent approximately 29% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on approximately 138 million shares of Expedia Group common stock and approximately 5.5 million shares of Class B common stock outstanding as of December 31, 2020.
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
New Governance Agreement
Simultaneously with the entry into the Merger Agreement, the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement (the “Governance Agreement,” the rights contemplated by which and by the Exchange Agreement were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement and the Stockholders Agreement), which provided, among other things, that Mr. Diller could exercise a right (the “Purchase/Exchange Right”) during the nine month period following the closing of the Combination, to acquire up to 7,276,547 shares of Expedia Group Class B common stock by (1) exchange with the Company (or its wholly owned subsidiary) for an equivalent number of shares of Expedia Group common stock, or (2) purchase from the Company (or its wholly owned subsidiary) at a price per share equal to the average closing price of Expedia Group common stock for the five trading days immediately preceding notice of exercise (any shares acquired pursuant to the Purchase/Exchange Right, the “Additional Shares”). The Purchase/Exchange Right could be exercised from time to time in whole or in part.
On April 10, 2020, the Company and Mr. Diller entered into Amendment No. 1 (the “Governance Agreement Amendment”) to the New Governance Agreement. The Governance Agreement Amendment was entered into pursuant to the stipulation and order entered by the Delaware Court of Chancery on March 30, 2020 (the “Order”), and was approved by the Special Litigation Committee of the Board of Directors of the Company formed to, among other things, investigate and evaluate the claims raised against certain current and former members of the Board of Directors and officers of the Company in the consolidated action captioned In re Expedia Group Stockholders Litigation, Consolidated Case No. 2019-0494-JTL (the “Delaware Litigation”). Pursuant to the Order, Mr. Diller was not permitted to exercise the Purchase/Exchange Right prior to the Special Litigation Committee notifying Mr. Diller that it had completed its investigation of the claims raised in the Delaware Litigation (the “Completion Date”). The Governance Agreement Amendment extended the deadline by which Mr. Diller may have exercised the Purchase/Exchange Right to December 7, 2020 (the close of business on the forty-fifth day following the Completion Date). The Purchase/Exchange Right expired unexercised on December 7, 2020.
Subject to limited exception, no current or future holder of Original Shares may (and no holder of Additional Shares would have been permitted to) participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Expedia Group common stock. These requirements negotiated by the Expedia Group Special Committee and agreed to by Mr. Diller under the Governance Agreement did not exist under the Former Governance Agreement.
At the 2019 Annual Meeting of the Company’s stockholders, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to reflect the aforementioned transfer restrictions, automatic conversion provisions and change-of-control restrictions reflected in the Governance Agreement. The amendment was filed with the Secretary of State of Delaware on December 3, 2019, and became effective at 11:59 p.m., Eastern Time, on December 3, 2019.
Following the closing of the Liberty Expedia Transaction, the Company ceased to be a controlled company under the Nasdaq Stock Market Listing Rules and is required to comply with all of Nasdaq’s corporate governance requirements. While it is possible that Mr. Diller may at some point in the future beneficially own more than 50% of the outstanding voting power of the Company, the provisions of the Governance Agreement and the Company's amended and restated certificate of incorporation provide that, subject to limited exception, no current or future holder of Original Shares may participate in, or vote or tender in favor of, any change of control transaction involving at least 50% of the outstanding shares of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Expedia Group Class B common stock and shares of Expedia Group common stock.
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
IAC/InterActiveCorp
In addition to serving as our Chairman and Senior Executive, Mr. Diller also serves as Chairman of the Board of Directors and Senior Executive at IAC. The Company and IAC are related parties, insofar as Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. Each of IAC and Expedia Group has a 50% ownership interest in two aircraft that may be used by both companies. We share equally in fixed and nonrecurring costs for the planes; direct operating costs are pro-rated based on actual usage. In addition, in April 2019, Expedia Group and IAC entered into an agreement to jointly acquire a new corporate aircraft for a total expected cost of approximately $72 million (including purchase and related costs), which will be split evenly between the two companies. In 2019, we paid $23 million (50% of the purchase price and refurbishment costs paid to date) for our interest. 2020 payments were nominal. The respective share of the balance is due upon delivery of the new aircraft, which is expected to occur in early 2021. As of December 31, 2020 and 2019, the net basis in our ownership interest in the planes was $50 million and $53 million, respectively, recorded in long-term investments and other assets. In 2020, 2019 and 2018, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.
NOTE 19 — Segment Information
Beginning in the first quarter of 2020, we have the following reportable segments: Retail, B2B, and trivago. The change from our previous reportable segments, Core OTA, trivago, Vrbo and Egencia, reflect Expedia Group’s efforts to simplify our organization into a platform operating model by aligning our retail brand operations, combining our business focused brands and centralizing our platform and supply organizations to support all of our businesses. Our Retail segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com, Expedia Cruises and Classic Vacations. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

The following tables present our segment information for 2020, 2019 and 2018. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,993	$942	$205	$59	$5,199
Intersegment revenue	—	—	75	(75)	—
Revenue	$3,993	$942	$280	$(16)	$5,199
Adjusted EBITDA	$254	$(208)	$(14)	$(400)	$(368)
Depreciation	(525)	(128)	(12)	(74)	(739)
Amortization of intangible assets	—	—	—	(154)	(154)
Impairment of goodwill	—	—	—	(799)	(799)
Impairment of intangible assets	—	—	—	(175)	(175)
Stock-based compensation	—	—	—	(205)	(205)
Legal reserves, occupancy tax and other	—	—	—	13	13
Restructuring and related reorganization charges	—	—	—	(231)	(231)
Realized (gain) loss on revenue hedges	(58)	(3)	—	—	(61)
Operating loss	$(329)	$(339)	$(26)	$(2,025)	(2,719)
Other expense, net					(432)
Loss before income taxes					(3,151)
Provision for income taxes					423
Net loss					(2,728)
Net loss attributable to non-controlling interests					116
Net loss attributable to Expedia Group, Inc.					(2,612)
Preferred stock dividend					(75)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,687)

	Year ended December 31, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,808	$2,579	$622	$58	$12,067
Intersegment revenue	—	—	316	(316)	—
Revenue	$8,808	$2,579	$938	$(258)	$12,067
Adjusted EBITDA	$2,121	$447	$85	$(519)	$2,134
Depreciation	(512)	(110)	(11)	(79)	(712)
Amortization of intangible assets	—	—	—	(198)	(198)
Stock-based compensation	—	—	—	(241)	(241)
Legal reserves, occupancy tax and other	—	—	—	(34)	(34)
Restructuring and related reorganization charges	—	—	—	(24)	(24)
Realized (gain) loss on revenue hedges	(8)	(14)	—	—	(22)
Operating income (loss)	$1,601	$323	$74	$(1,095)	903
Other expense, net					(128)
Income before income taxes					775
Provision for income taxes					(203)
Net income					572
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$565

	Year ended December 31, 2018
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,389	$2,143	$691	$—	$11,223
Intersegment revenue	—	—	393	(393)	—
Revenue	$8,389	$2,143	$1,084	$(393)	$11,223
Adjusted EBITDA	$2,088	$341	$16	$(475)	$1,970
Depreciation	(493)	(101)	(15)	(67)	(676)
Amortization of intangible assets	—	—	—	(283)	(283)
Impairment of goodwill	—	—	—	(86)	(86)
Impairment of intangible assets	—	—	—	(42)	(42)
Stock-based compensation	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	59	59
Realized (gain) loss on revenue hedges	(5)	(20)	—	—	(25)
Operating income (loss)	$1,590	$220	$1	$(1,097)	714
Other income, net					(229)
Income before income taxes					485
Provision for income taxes					(87)
Net income					398
Net loss attributable to non-controlling interests					8
Net income attributable to Expedia Group, Inc.					$406

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Business Model
Merchant	$3,261	$6,763	$6,125
Agency	1,267	3,882	3,701
Advertising, media and other	671	1,422	1,397
Total revenue	$5,199	$12,067	$11,223
Service Type
Lodging	$4,051	$8,362	$7,597
Air	105	869	881
Advertising and media	405	1,104	1,103
Other(1)	638	1,732	1,642
Total revenue	$5,199	$12,067	$11,223
___________________________________

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $59 million and $58 million during the years ended December 31, 2020 and 2019 related to Bodybuilding.com, which was sold in May 2020.
Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2020, 2019 and 2018. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenue
United States	$3,511	$6,869	$6,202
All other countries	1,688	5,198	5,021
	$5,199	$12,067	$11,223
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(In millions)
Property and equipment, net
United States	$2,114	$2,038
All other countries	143	160
	$2,257	$2,198

NOTE 20 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees as well as refund reserves in 2020 due to COVID impacts.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2020
Allowance for expected credit losses	$41	$82	$2	$(24)	$101
Other reserves	19	39	2	(2)	58
2019
Allowance for doubtful accounts	$34	$25	$(3)	$(15)	$41
Other reserves	19				19
2018
Allowance for doubtful accounts	$31	$27	$(8)	$(16)	$34
Other reserves	22				19
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions, net translation adjustments, and reclassifications.
NOTE 21 — Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
	(In millions, except per share data)
Year ended December 31, 2020
Revenue	$920	$1,504	$566	$2,209
Operating loss	(463)	(113)	(849)	(1,294)
Net loss attributable to Expedia Group, Inc common stockholders	(412)	(221)	(753)	(1,301)
Basic loss per share(1)	$(2.89)	$(1.56)	$(5.34)	$(9.24)
Diluted loss per share(1)	(2.89)	(1.56)	(5.34)	(9.24)
Year ended December 31, 2019
Revenue	$2,747	$3,558	$3,153	$2,609
Operating income (loss)	160	609	265	(131)
Net income (loss) attributable to Expedia Group, Inc. common stockholders	76	409	183	(103)
Basic earnings (loss) per share(1)	$0.52	$2.77	$1.23	$(0.69)
Diluted earnings (loss) per share(1)	0.52	2.71	1.21	(0.69)
___________________________________
(1)Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.