Form 10-Q
period 2021-03-31
Expedia Group, Inc.
filed 2021-05-07
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March, 31, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of April 23, 2021 was:

Common stock, $0.0001 par value per share	141,447,156	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2021

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenue	$1,246	$2,209
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	311	629
Selling and marketing (1)	664	1,205
Technology and content (1)	247	315
General and administrative (1)	156	185
Depreciation and amortization	209	229
Impairment of goodwill	—	765
Impairment of intangible assets	—	121
Legal reserves, occupancy tax and other	(1)	(21)
Restructuring and related reorganization changes	29	75
Operating loss	(369)	(1,294)
Other income (expense):
Interest income	2	10
Interest expense	(98)	(50)
Loss on debt extinguishment	(280)	—
Other, net	(5)	(145)
Total other expense, net	(381)	(185)
Loss before income taxes	(750)	(1,479)
Provision for income taxes	169	82
Net loss	(581)	(1,397)
Net loss attributable to non-controlling interests	3	96
Net loss attributable to Expedia Group, Inc.	(578)	(1,301)
Preferred stock dividend	(28)	—
Net loss attributable to Expedia Group, Inc. common stockholders	$(606)	$(1,301)

Loss per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(4.17)	$(9.24)
Diluted	(4.17)	(9.24)
Shares used in computing earnings (loss) per share (000's):
Basic	145,181	140,823
Diluted	145,181	140,823
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$5	$3
Selling and marketing	17	12
Technology and content	27	20
General and administrative	34	20
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(581)	$(1,397)
Currency translation adjustments, net of tax(1)	(37)	(90)
Comprehensive loss	(618)	(1,487)
Less: Comprehensive loss attributable to non-controlling interests	(19)	(102)
Less: Preferred stock dividend	28	—
Comprehensive loss attributable to Expedia Group, Inc. common stockholders	$(627)	$(1,385)

(1)Currency translation adjustments include tax expense of $9 million and $2 million associated with net investment hedges for the three months ended March 31, 2021 and 2020.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,291	$3,363
Restricted cash and cash equivalents	1,972	772
Short-term investments	23	24
Accounts receivable, net of allowance of $98 and $101	1,007	701
Income taxes receivable	392	120
Prepaid expenses and other current assets	1,151	654
Total current assets	8,836	5,634
Property and equipment, net	2,241	2,257
Operating lease right-of-use assets	498	574
Long-term investments and other assets	667	671
Deferred income taxes	782	659
Intangible assets, net	1,479	1,515
Goodwill	7,363	7,380
TOTAL ASSETS	$21,866	$18,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$727	$602
Accounts payable, other	565	496
Deferred merchant bookings	6,047	3,107
Deferred revenue	174	172
Income taxes payable	315	50
Accrued expenses and other current liabilities	946	979
Total current liabilities	8,774	5,406
Long-term debt	8,464	8,216
Deferred income taxes	23	67
Operating lease liabilities	439	513
Other long-term liabilities	456	462
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 1,200 and 1,200	1,022	1,022
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 265,207 and 261,564; Shares outstanding: 141,342 and 138,074
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,919	13,566
Treasury stock - Common stock and Class B, at cost; Shares 131,141 and 130,767	(10,152)	(10,097)
Retained earnings (deficit)	(2,359)	(1,781)
Accumulated other comprehensive income (loss)	(199)	(178)
Total Expedia Group, Inc. stockholders’ equity	1,209	1,510
Non-redeemable non-controlling interests	1,479	1,494
Total stockholders’ equity	2,688	3,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,866	$18,690
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(1,301)		(96)	(1,397)
Other comprehensive income (loss), net of taxes									(84)	(6)	(90)
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,078,035	—			86						86
Treasury stock activity related to vesting of equity instruments						335,468	(40)				(40)
Common stock repurchases						3,364,119	(370)				(370)
Other changes in ownership of non-controlling interests					1					4	5
Stock-based compensation expense					59						59
Balance as of March 31, 2020	258,769,812	$—	12,799,999	$—	$13,124	130,592,112	$(10,083)	$(470)	$(301)	$1,471	$3,741

Three months ended March 31, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net income (loss)								(578)		(3)	(581)
Other comprehensive income (loss), net of taxes									(21)	(16)	(37)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,643,100	—			269						269
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						374,806	(55)				(55)
Other changes in ownership of non-controlling interests					—					4	4
Stock-based compensation expense					91						91
Balance as of March 31, 2021	265,207,012	$—	12,799,999	$—	$13,919	131,141,343	$(10,152)	$(2,359)	$(199)	$1,479	$2,688

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(581)	$(1,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	182	185
Amortization of intangible assets	27	44
Impairment of goodwill and intangible assets	—	886
Amortization of stock-based compensation	83	55
Deferred income taxes	(175)	(108)
Foreign exchange loss on cash, restricted cash and short-term investments, net	26	98
Realized (gain) loss on foreign currency forwards	7	(19)
(Gain) loss on minority equity investments, net	(8)	188
Loss on debt extinguishment	280	—
Provision for credit losses and other, net	24	105
Changes in operating assets and liabilities:
Accounts receivable	(300)	1,086
Prepaid expenses and other assets	(495)	(791)
Accounts payable, merchant	126	(1,082)
Accounts payable, other, accrued expenses and other liabilities	34	(129)
Tax payable/receivable, net	(2)	(32)
Deferred merchant bookings	2,940	226
Deferred revenue	2	(99)
Net cash provided by (used in) operating activities	2,170	(784)
Investing activities:
Capital expenditures, including internal-use software and website development	(168)	(287)
Purchases of investments	—	(285)
Sales and maturities of investments	—	585
Other, net	(12)	19
Net cash provided by (used in) investing activities	(180)	32
Financing activities:
Revolving credit facility borrowings	—	1,900
Proceeds from issuance of long-term debt, net of issuance costs	1,967	—
Payment of long-term debt	(1,706)	—
Debt extinguishment costs	(256)	—
Purchases of treasury stock	(55)	(410)
Payment of dividends to common stockholders	—	(48)
Proceeds from exercise of equity awards and employee stock purchase plan	269	86
Other, net	(9)	(11)
Net cash provided by financing activities	210	1,517
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(73)	(141)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,127	624
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,138	4,097
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,265	$4,721
Supplemental cash flow information
Cash paid for interest	$129	$87
Income tax payments, net	11	56
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, Egencia®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia CruisesTM, Traveldoo®, and VacationRentals.com. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
During 2020, the COVID-19 pandemic severely restricted the level of economic activity around the world, and, is continuing to have an unprecedented effect on the global travel industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes, initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. While many countries have continued vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the Securities and Exchange Commission (“SEC”). trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
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

Notes to Consolidated Financial Statements – (Continued)

Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2021, we centralized the management of our licensing and maintenance costs and reclassified certain expenses to technology and content expense from within our other operating expense line items on our consolidated statements of operations. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	As reported	As reclassified
	(In millions)
Cost of revenue	$629	$629
Selling and marketing	1,210	1,205
Technology and content	308	315
General and administrative	187	185
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during first quarter 2021 have increased sequentially and from the end of first quarter 2020 levels, resulting in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Note 2 – Summary of Significant Accounting Policies
Recently Adopted Accounting Policies
Simplifying the Accounting for Income Taxes. As of January 1, 2021, we adopted the Accounting Standards Updates (“ASU”) guidance to simplify the accounting for income taxes. This new standard eliminated certain exceptions in current guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarified and simplified other aspects of the accounting for income taxes. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Investments - equity securities; Investments - Equity Method and Joint Ventures; Derivatives and Hedging. As of January 1, 2021, we adopted the new ASU guidance which clarified the interaction between the accounting for investments in equity securities, equity method investments and certain derivative instruments. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As of January 1, 2021, we adopted the new ASU guidance which simplified the accounting for certain financial instruments with characteristics of liabilities and

Notes to Consolidated Financial Statements – (Continued)

equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the standard simplified accounting for convertible instruments by removing major separation models required under current GAAP, removing certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which permitted more equity contracts to qualify for it, and simplified the diluted earnings per share calculation in certain areas. The adoption of this new guidance did not have a material impact on our consolidated financial statements. The convertible senior notes issued in February 2021 are accounted for in accordance with this new guidance. See Note 4 – Debt for additional information.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $854 million as of March 31, 2021 and $389 million as of December 31, 2020.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2020, $2.3 billion of advance cash payments was reported within deferred merchant bookings, $943 million of which was recognized resulting in $155 million of revenue during the three months ended March 31, 2021. At March 31, 2021, the related balance was $5.3 billion.
At December 31, 2020, $769 million of deferred loyalty rewards was reported within deferred merchant bookings, $90 million of which was recognized within revenue during the three months ended March 31, 2021. At March 31, 2021, the related balance was $749 million.
Deferred Revenue. At December 31, 2020, $172 million was recorded as deferred revenue, $51 million of which was recognized as revenue during the three months ended March 31, 2021. At March 31, 2021, the related balance was $174 million.
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

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$4,291	$3,363
Restricted cash and cash equivalents	1,972	772
Restricted cash included within long-term investments and other assets	2	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$6,265	$4,138

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2021, we recorded approximately $1 million of incremental allowance for expected uncollectible amounts, which was partially offset by $4 million of write-offs during the three months ended March 31, 2021. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$220	$220	$—
Term deposits	47	—	47
Derivatives:
Foreign currency forward contracts	12	—	12
Investments:
Term deposits	23	—	23
Marketable equity securities	131	131	—
Total assets	$433	$351	$82
Financial assets measured at fair value on a recurring basis as of December 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$147	$147	$—
Term deposits	49	—	49
U.S. treasury securities	150	150	—
Investments:
Term deposits	24	—	24
Marketable equity securities	123	123	—
Total assets	$493	$420	$73

Liabilities
Derivatives:
Foreign currency forward contracts	$14	$—	$14
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

Notes to Consolidated Financial Statements – (Continued)

As of March 31, 2021 and December 31, 2020, our cash and cash equivalents consisted primarily of U.S. treasury securities and term deposits with maturities of three months or less and bank account balances.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2021 and 2020, we recognized a gain of approximately $8 million and a loss of approximately $75 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of March 31, 2021, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $1.5 billion. We had a net forward asset of $12 million ($22 million gross forward asset) as of March 31, 2021 recorded in prepaid expenses and other current assets and a net forward liability of $14 million ($23 million gross forward liability) as of December 31, 2020 recorded in accrued expenses and other current liabilities. We recorded $19 million and $106 million in net gains from foreign currency forward contracts during the three months ended March 31, 2021 and 2020.
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
Goodwill. During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment on October 1, 2020, we deemed it necessary to perform various interim assessments of goodwill. As a result of an assessment during the first quarter of 2020, we recognized goodwill impairment charges of $765 million, of which $539 million related to our Retail segment, primarily our Vrbo reporting unit, and $226 million related to our trivago segment.
Our assessment compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units, except trivago, were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account operating result trends, the anticipated duration of COVID-19 impacts and rates of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge during 2020. As of December 31, 2020, the applicable reporting units within our Retail segment had $2.3 billion goodwill remaining after the impairments incurred in 2020 and our trivago segment had $337 million goodwill remaining.
Intangible Assets. During the first quarter of 2020, we recognized intangible asset impairment charges of $121 million within our Retail segment primarily related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands. The assets, classified as Level 3 measurements, were written down to $237 million based on valuation using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues.
The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will continue to unfold (in general and versus our expectations) for global economies, the travel industry or our business. Additionally, as the stock of our trivago segment is publicly traded, it is difficult to predict market dynamics and the extent or

Notes to Consolidated Financial Statements – (Continued)

duration of any stock price declines. As a result, we may continue to record impairment charges in the future due to the potential long-term economic impact and near-term financial impacts of the COVID-19 pandemic.
Minority Investments without Readily Determinable Fair Values. As of both March 31, 2021 and December 31, 2020, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three months ended March 31, 2021, we had no material gains or losses recognized related to these minority investments. During the three months ended March 31, 2020, we recorded $113 million of impairment losses related to a minority investment, which had a recent observable and orderly transaction for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of March 31, 2021, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2021	December 31, 2020
	(In millions)
2.5% (€650 million) senior notes due 2022	$760	$798
3.6% senior notes due 2023	496	496
4.5% senior notes due 2024	497	497
6.25% senior notes due 2025	1,031	1,972
7.0% senior notes due 2025	—	740
5.0% senior notes due 2026	745	744
0% convertible senior notes due 2026	983	—
4.625% senior notes due 2027	743	743
3.8% senior notes due 2028	993	993
3.25% senior notes due 2030	1,234	1,233
2.95% senior notes due 2031	982	—
Long-term debt(1)	$8,464	$8,216
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Extinguishment of Debt. During the three months ended March 31, 2021, we used the net proceeds from the February and March 2021 private placements discussed below, to (i) finance a redemption of all of our outstanding 7.0% senior notes due 2025 (the “7.0% Notes”), (ii) finance a tender offer for a portion of our issued and outstanding 6.25% senior notes due 2025 (the “6.25% Notes”) and (iii) to pay fees and expenses related to the foregoing. On March 3, 2021, we completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the three months ended March 31, 2021. This loss primarily reflected the payment of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities on the consolidated statement of cash flows and were $256 million during the three months ended March 31, 2021, which reflected the $280 million loss on debt extinguishment adjusted for the non-cash write-off of debt issuance costs of $23 million as well as unpaid fees. In addition, we paid accrued and unpaid interest on the 7.0% and tendered portion of the 6.25% Notes up to the date of settlement.
February 2021 Convertible Senior Notes Private Placement. On February 19, 2021, we completed our private placement of $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes was approximately $983 million after deducting debt issuance costs.
The Convertible Notes are unsecured, unsubordinated obligations and rank equally in right of payment with each other and with all of our existing and future unsecured and unsubordinated obligations, including our existing senior notes. The Convertible Notes are fully and unconditionally guaranteed by the subsidiary guarantors, which include each domestic subsidiary that is a borrower under or guarantees the obligations under our existing senior secured credit agreement. So long as the guarantees are in effect, each subsidiary guarantor’s guarantee will be the unsecured, unsubordinated obligation of such subsidiary guarantor and will rank equally in right of payment with each other and with all of such subsidiary guarantor’s existing and future unsecured and unsubordinated obligations, including such subsidiary guarantor’s guarantees of our existing senior notes.

Notes to Consolidated Financial Statements – (Continued)

The Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes will not bear regular interest, and the principal amount of the Convertible Notes will not accrete.
The Convertible Notes have an initial conversion rate of 3.9212 shares of common stock of Expedia Group with a par value $0.0001 per share (referred to as “our common stock” herein), per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $255.02 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. At any time prior to the close of business on the business day immediately preceding November 15, 2025, holders may convert their Convertible Notes at their option only under the following circumstances:
• during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price then in effect on each applicable trading day;
• during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
• if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day immediately prior to the redemption date, but only with respect to the Convertible Notes called for redemption (or deemed called for redemption); or
• upon the occurrence of specified corporate events.
Irrespective of the foregoing conditions, holders may convert their Convertible Notes on or after November 15, 2025 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Additionally, upon the occurrence of a corporate event that constitutes a “make-whole fundamental change” per the indenture, or if we call the Convertible Notes for redemption, and a holder elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the related redemption period, as the case may be, such holder may be entitled to an increase in the conversion rate in certain circumstances as described in the indenture. Upon conversion, holders will receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
We may not redeem the Convertible Notes prior to February 20, 2024. On or after February 20, 2024 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, we may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, except as otherwise described in the indenture.
The net carrying amount of the Convertible Notes as of March 31, 2021 is $983 million, which reflects the $1 billion in principal less unamortized debt issuance costs of $17 million. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $0.4 million during the three months ended March 31, 2021. The estimated fair value of the Convertible Notes was $1.1 billion as of March 31, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized as Level 2 in the fair value hierarchy.
March 2021 Senior Note Private Placement. On March 3, 2021, we privately placed $1 billion of senior unsecured notes that are due in March 2031 that bear interest at 2.95% (the “2.95% Notes”). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year, beginning September 15, 2021, and the interest rate is subject to adjustment based on certain ratings events. We may redeem some or all of the 2.95% Notes at any time prior to December 15, 2030 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 2.95% Notes on or after December 15, 2030 at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 2.95% Notes was approximately $982 million after deducting the discount and debt issuance costs.
We also entered into a registration rights agreement with respect to the 2.95% Notes, under which we agreed to use commercially reasonable best efforts to file a registration statement to permit the exchange of the 2.95% Notes for registered notes having the same financial terms and covenants, and cause such registration statement to become effective and complete the related exchange offer within 365 days of the issuance of the 2.95% Notes. If we fail to satisfy certain of its obligations under the registration rights agreement, we will be required to pay additional interest of 0.25% per annum to the holders of the 2.95% Notes until such failure is cured.

Notes to Consolidated Financial Statements – (Continued)

Additional information about our outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Notes was $74 million and $110 million as of March 31, 2021 and December 31, 2020.
The total estimated fair value of our Senior Notes was approximately $6.8 billion and $9.1 billion as of March 31, 2021 and December 31, 2020. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of March 31, 2021, Expedia Group maintained a $1.145 billion revolving credit facility with a group of lenders that expires on May 31, 2023 (the “Revolving Credit Facility”). Obligations under the Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the facility (subject to certain exceptions, including for our headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Senior Notes without securing such Senior Notes.
Loans under the Revolving Credit Facility bear interest (A) in the case of eurocurrency loans, at rates ranging from (i) prior to December 31, 2021, 2.25% per annum and (ii) on and after December 31, 2021, or prior to such date for each quarter that the leverage ratio, as of the end of the most recently ended fiscal quarter for which financial statements have been delivered, calculated on an annualized basis using consolidated EBITDA for the two most recently ended fiscal quarters included in such financial statements multiplied by two, is not greater than 5.00:1.00, from 1.00% to 1.75% depending on the Company’s credit ratings, and (B) in the case of base rate loans, at rates (i) prior to December 31, 2021, 1.25% per annum and (ii) on and after December 31, 2021, or prior to such date if the leverage ratio condition referred to above is satisfied, from 0.00% to 0.75% per annum depending on the Company’s credit ratings.
The Revolving Credit Facility contains covenants including a minimum liquidity requirement and, as of December 31, 2021, a maximum leverage ratio.
As of March 31, 2021 and December 31, 2020, we had no Revolving Credit Facility borrowings outstanding. The amount of stand-by letters of credit (“LOC”) issued under the Revolving Credit Facility reduced the credit amount available. As of March 31, 2021 and December 31, 2020, there was $15 million and $13 million of outstanding stand-by LOCs issued under the facility.
Foreign Credit Facility. As of March 31, 2021, the Company and Expedia Group International Holdings III, LLC (the “Borrower”) also maintained an $855 million credit facility with a group of lenders that expires on May 31, 2023 (the “Foreign Credit Facility”). Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Revolving Credit Facility, as mentioned above, and certain of the Company’s additional subsidiaries.
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
The covenants, events of default and other terms and conditions in the Foreign Credit Facility are substantially similar to those in the Revolving Credit Facility, but include additional limitations on the Borrower and certain other entities that are not obligors under the Revolving Credit Facility.
As of March 31, 2021 and December 31, 2020, we had no Foreign Credit Facility borrowings outstanding.

Notes to Consolidated Financial Statements – (Continued)

Note 5 – Capital Stock
Preferred Stock and Warrants
On May 5, 2020, we completed the sale of Series A Preferred Stock and Warrants (as defined below) to purchase our common stock to AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc. (the “Apollo Purchaser”) and SLP Fort Aggregator II, L.P. and SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C. (the “Silver Lake Purchasers”) pursuant to the Company’s previously announced Investment Agreements, dated as of April 23, 2020, with the Apollo Purchaser and the Silver Lake Purchasers (together, the “Investment Agreements”).
We issued and sold (1) to the Apollo Purchaser, pursuant to the Apollo Investment Agreement, 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and Warrants (the “Warrants”) to purchase 4.2 million shares of our common stock for an aggregate purchase price of $588 million and (2) to the Silver Lake Purchaser, pursuant to the Silver Lake Investment Agreement, 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of common stock, for an aggregate purchase price of $588 million. On the terms and subject to the conditions set forth in the Investment Agreements, from and after the closing, (1) each of the Apollo Purchaser and the Silver Lake Purchaser designated one representative who was appointed to the Board of Directors of the Company (the “Board”) and (2) the Apollo Purchaser appointed one non-voting observer to the Board, in each case until such time as the applicable Purchaser and its Permitted Transferees (as defined in the Investment Agreements) no longer beneficially own (a) at least 50% of the shares of Series A Preferred Stock purchased by the applicable Purchaser under the Investment Agreement (unless the applicable Purchaser holds less than 50% of the shares of Series A Preferred Stock as a result of redemptions by the Company, in which case the reference to 50% shall be replaced with a reference to 20%) and (b) Warrants and/or Common Stock for which the Warrants were exercised that represent in the aggregate and on an as exercised basis, at least 50% of the shares underlying the Warrants purchased by the applicable Purchaser under the Investment Agreement.
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
The Series A Preferred Stock rank senior to our common stock and the Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock”) with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
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

Notes to Consolidated Financial Statements – (Continued)

holder will have the right, but not the obligation, to require the Company to redeem any or all of the outstanding shares of Series A Preferred Stock owned by such holder at the then applicable redemption price, payable in cash.
The Series A Preferred Stock is not convertible into our common stock or Class B Common Stock.
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
The Series A Preferred Stock is classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. However, such events that could cause the Series A Preferred Stock to become redeemable are not considered probable of occurring. As of both March 31, 2021 and December 31, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). The Series A Preferred Stock accumulated $28 million (or $23.42 per share of Series A Preferred Stock) in total dividends during the three months ended March 31, 2021.
Warrants to Purchase Company Common Stock. Pursuant to the Investment Agreements, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of our common stock at an exercise price of $72.00 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on our common stock. The Warrants are exercisable on a net share settlement basis. The Warrants expire ten years after the closing date.
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
For additional information, see Note 12 – Subsequent Events.

Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and paid the following common stock dividend during the three months ended March 31, 2020:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
During the second quarter of 2020, we suspended quarterly dividends on our common stock. At this time, we do not currently expect to declare future dividends on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Treasury Stock
As of March 31, 2021, the Company’s treasury stock was comprised of approximately 123.9 million common stock and 7.3 million Class B shares. As of December 31, 2020, the Company’s treasury stock was comprised of approximately 123.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. We made no share repurchases during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased, through open market transactions, 3.4

Notes to Consolidated Financial Statements – (Continued)

million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average repurchase price of $109.88 per share. As of March 31, 2021, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and stock options. As of March 31, 2021, we had stock-based awards outstanding representing approximately 17 million shares of our common stock, consisting of approximately 8 million RSUs and options to purchase approximately 8 million shares of our common stock with a weighted average exercise price of $119.98 and weighted average remaining life of 3.8 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During the three months ended March 31, 2021, we granted approximately 5 million RSUs and approximately 2 million options.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of March 31, 2021 and December 31, 2020 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at March 31, 2021 of $40 million ($53 million before tax) and $69 million ($90 million before tax) at December 31, 2020 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2021, approximately 25 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes of have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2020, approximately 18 million of outstanding stock awards were excluded.
Note 7 – Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $29 million and $75 million in restructuring and related reorganization charges during the three months ended March 31, 2021 and 2020. Based on current plans, which are subject to change, we expect total reorganization charges primarily in the remainder 2021 of approximately $25 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
The following table summarizes the restructuring and related reorganization activity for the three months ended March 31, 2021:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2021	$103	$—	$103
Charges	11	18	29
Payments	(28)	(3)	(31)
Non-cash items	(4)	(10)	(14)
Accrued liability as of March 31, 2021	$82	$5	$87

Notes to Consolidated Financial Statements – (Continued)

Note 8 – Income Taxes
We typically determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items. For the three months ended March 31, 2020, due to the COVID-19 pandemic, and difficulty forecasting the fiscal year 2020 mix of income by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we calculated the tax provision using the actual effective rate in the prior year period.
For the three months ended March 31, 2021, the effective tax rate was a 22.5% benefit on a pre-tax loss, compared to a 5.6% benefit on pre-tax loss for the three months ended March 31, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance recorded in the prior year period.
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
Litigation Relating to Occupancy Taxes. One hundred two lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $57 million and $58 million as of March 31, 2021 and December 31, 2020, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements – (Continued)

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
Note 10 – Divestitures
During the third quarter of 2020, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to a plan to divest certain smaller businesses within our Retail segment. On March 1, 2021, we announced an agreement for the sale of Classic Vacations.
As a result, the related assets and liabilities of the disposal group was considered held-for-sale and consists of the following:
•Held-for-sale assets of $55 million as of March 31, 2021, which were primarily classified within cash of $36 million, accounts receivable of $3 million and prepaid expenses and other current assets of $12 million. Held-for-sale assets of $21 million as of December 31, 2020, which were primarily classified within cash of $5 million, accounts receivable of $2 million and prepaid expenses and other current assets of $12 million.
•Held-for-sale liabilities of $68 million as of March 31, 2021, which were primarily classified within merchant accounts payable of $12 million, accrued expenses and other current liabilities of $3 million and deferred merchant bookings of $51 million. Held-for-sale liabilities of $53 million as of December 31, 2020, which were primarily classified within merchant accounts payable of $8 million, accrued expenses and other current liabilities of $5 million and deferred merchant bookings of $38 million.
We expect to recognize an immaterial gain within other, net in the consolidated statements of operations during the second quarter of 2021 with respect to the sale of Classic Vacations, which completed in April 2021.
Note 11 – Segment Information
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com and Expedia Cruises. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Notes to Consolidated Financial Statements – (Continued)

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
Corporate and Eliminations also includes unallocated corporate functions and expenses as well as Bodybuilding.com through its sale in May 2020. In addition, we record amortization of intangible assets and any related impairment, as well as stock-based compensation expense, restructuring and related reorganization charges, legal reserves, occupancy tax and other, and other items excluded from segment operating performance in Corporate and Eliminations. Such amounts are detailed in our segment reconciliation below.
The following tables present our segment information for the three months ended March 31, 2021 and 2020. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,025	$184	$37	$—	$1,246
Intersegment revenue	—	—	9	(9)	—
Revenue	$1,025	$184	$46	$(9)	$1,246
Adjusted EBITDA	$94	$(60)	$(4)	$(88)	$(58)
Depreciation	(133)	(28)	(3)	(18)	(182)
Amortization of intangible assets	—	—	—	(27)	(27)
Stock-based compensation	—	—	—	(83)	(83)
Legal reserves, occupancy tax and other	—	—	—	1	1
Restructuring and related reorganization charges	—	—	—	(29)	(29)
Realized (gain) loss on revenue hedges	9	—	—	—	9
Operating loss	$(30)	$(88)	$(7)	$(244)	(369)
Other expense, net					(381)
Loss before income taxes					(750)
Provision for income taxes					169
Net loss					(581)
Net loss attributable to non-controlling interests					3
Net loss attributable to Expedia Group, Inc.					(578)
Preferred stock dividend					(28)
Net loss attributable to Expedia Group, Inc. common stockholders					$(606)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,582	$485	$103	$39	$2,209
Intersegment revenue	—	—	51	(51)	—
Revenue	$1,582	$485	$154	$(12)	$2,209
Adjusted EBITDA	$22	$26	$(1)	$(123)	$(76)
Depreciation	(128)	(32)	(3)	(22)	(185)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of goodwill	—	—	—	(765)	(765)
Impairment of intangible assets	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	(55)	(55)
Legal reserves, occupancy tax and other	—	—	—	21	21
Restructuring and related reorganization charges	—	—	—	(75)	(75)
Realized (gain) loss on revenue hedges	9	(3)	—	—	6
Operating income (loss)	$(97)	$(9)	$(4)	$(1,184)	(1,294)
Other expense, net					(185)
Income before income taxes					(1,479)
Provision for income taxes					82
Net income					(1,397)
Net loss attributable to non-controlling interests					96
Net income attributable to Expedia Group, Inc.					$(1,301)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2021	2020
	(in millions)
Business Model:
Merchant	$796	$1,340
Agency	323	562
Advertising, media and other	127	307
Total revenue	$1,246	$2,209
Service Type:
Lodging	$903	$1,542
Air	50	109
Advertising and media	88	203
Other(1)	205	355
Total revenue	$1,246	$2,209

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $39 million during the three months ended March 30, 2020 related to Bodybuilding.com, which was sold in May 2020.

Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Notes to Consolidated Financial Statements – (Continued)

Note 12 – Subsequent Events
On May 4, 2021, we announced that American Express Global Business Travel (“GBT”) has made a binding offer to acquire Egencia, Expedia Group’s corporate travel arm included within our B2B segment. As part of the transaction, Expedia Group would become an approximately 14% shareholder in, and enter a 10-year lodging supply agreement with, GBT. The proposed deal is subject to consultation by Expedia Group and Egencia with their applicable employee representatives, as well as customary closing conditions including regulatory approvals. It is anticipated that the deal would close in 9 to 12 months from time of the binding offer.
On May 4, 2021, the Apollo Purchaser delivered a notice of exercise for the Warrants held by it and expects to receive approximately 2.5 million shares of our common stock in respect thereof. On May 6, 2021, we filed the shelf registration statement as required by the Registration Rights Agreement as described in Note 5 – Capital Stock. In addition, on May 6, 2021, we also submitted notice of prepayment of 50% of the outstanding Series A Preferred Stock, which we expect to be completed on May 20, 2021 at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Expedia Group's mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We help reduce the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to orchestrate the movement of people and the delivery of travel experiences on both a local and global basis. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As the spread of the virus has been contained to varying degrees in certain countries, some travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This led to a moderation of the declines in travel bookings and in cancellation rates since March and April 2020. However, travel bookings remain below and cancellation rates remain elevated compared to pre-COVID levels.

The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. While many countries have continued vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccine against new variants of the virus, may contribute to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity, which could lead to recession and further reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for 2020 were significantly impacted due to the decrease in travel demand related to COVID-19. While we have seen sequential improvement in trends during the early part of 2021, the impact to the overall travel market, and our business, has continued. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 are temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings when business conditions return to more normalized levels. Overall, we continue to expect annualized run-rate fixed cost savings of $700 to $750 million compared to the fourth quarter of 2019 exit rate, and we continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company. In addition to the actions to reduce fixed costs, we are executing initiatives to reduce certain variable costs and improve our marketing efficiency.
As a result of these cost savings initiatives, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Online Travel
Increased usage and familiarity with the internet are driving rapid growth in online penetration of travel expenditures. According to Phocuswright, an independent travel, tourism and hospitality research firm, in 2019, approximately 49% of U.S., European and Latin American leisure and unmanaged corporate travel expenditures occurred online. As of January 2021, this figure was estimated to reach approximately 53% in 2022. Online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, have historically lagged behind that of the United States and Europe. These penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
The online travel industry also saw the development of alternative business models and variations in the timing of payment by travelers and to suppliers, which in some cases place pressure on historical business models. In particular, the agency hotel model saw rapid adoption in Europe. Expedia Group facilitates both merchant (Expedia Collect) and agency (Hotel Collect) hotel offerings with our hotel supply partners through both agency-only contracts as well as our hybrid Expedia

Traveler Preference (“ETP”) program, which offers travelers the choice of whether to pay Expedia Group at the time of booking or pay the hotel at the time of stay.
In 2020, we shifted to managing our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. Over time, intense competition historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. During 2020, we increased our focus on opportunities to differentiate brands across customer and geographic segments, increase marketing efficiency, drive a higher proportion of transactions through direct channels and ultimately improve the balance of transaction growth and profitability.
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the first three months of 2021, lodging accounted for 72%. As a result of the impact on travel demand from COVID-19, room nights declined 47% in the first three months of 2021 as compared to a decline of 55% in 2020 and growth of 11% in 2019. The timing of recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites decreased 1% in 2019, increased 3% in 2020 and increased 8% in the first three months of 2021. During 2020 and the early part of 2021, the year-over-year increase in ADRs for our Vrbo business remained elevated compared to years prior to the COVID-19 outbreak and Vrbo, which carries a higher ADR than hotels, accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period. This was partially offset by declines in hotel ADRs.
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
As of March 31, 2021, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 880,000 hotels.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, with certain travel restrictions and quarantine orders implemented due to COVID-19, current occupancy rates for hotels in the United States are at reduced levels and ADRs could decline for a period of time. In addition, other factors could pressure ADR trends, including the continued growth in hotel supply in recent years and the increase in alternative accommodation inventory. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi.
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

Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. During the third and fourth quarter of 2020, air passenger traffic declines further moderated and remained stable, but continue to lag the recovery in lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to 60 to 65% in mid-October 2020 and, as of early April 2021, further moderated to down 40 to 45% compared to 2019 levels.
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
Air ticket volumes decreased 50% during the first three months of 2021 compared to a decline of 63% in 2020 and an increase of 7% in 2019. As a percentage of our total worldwide revenue in the first three months of 2021, air accounted for 4%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first three months of 2021, we generated $88 million of advertising and media revenue, a 57% decline from the same period in 2020, representing 7% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies have dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, trivago has significantly reduced its marketing spend and taken additional actions to lower operating expenses. We expect trivago to continue to experience significant pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in marketing spend.
Business Strategy
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
Leverage Our Platform. During 2020, Expedia Group shifted to a platform operating model with more centralized technology, product, data engineering and data science teams building services and capabilities that are leveraged across our business units to serve our end customers and provide value-add services to our travel suppliers. This model enables us to deliver more scalable services and operate more efficiently. All of our transaction-based businesses share and benefit from our platform infrastructure, including customer servicing and support, data centers, search capabilities and transaction processing functions, including payment processing and fraud operations.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during first quarter 2021 have increased sequentially and from the end of first quarter 2020 levels, resulting in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2020 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in ten lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations

For additional information on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $57 million as of March 31, 2021, and $58 million as of December 31, 2020.
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

Segments
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com and Expedia Cruises. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Gross bookings	$15,422	$17,885	(14)%
Revenue margin (1)	8.1%	12.4%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three months ended March 31, 2021, gross bookings decreased 14%, compared to the same period in 2020, resulting from the continued impacts of the COVID-19 pandemic. Trends for our lodging, air and other travel products all improved sequentially from the fourth quarter of 2020, with lodging bookings experiencing year-over-year growth in the first quarter of 2021.
Revenue margin for the three months ended March 31, 2020 was higher than in the current period due in part to significant lodging cancellations, which reduced gross bookings, creating an unusual mix of bookings and revenue in the prior year period.
Results of Operations
Revenue

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Revenue by Segment
Retail	$1,025	$1,582	(35)%
B2B	184	485	(62)%
trivago (Third-party revenue)	37	103	(64)%
Corporate (Bodybuilding.com)	—	39	N/A
Total revenue	$1,246	$2,209	(44)%
Revenue decreased 44% for the three months ended March 31, 2021, compared to the same period in 2020. Our Retail segment revenue declined 35%, B2B segment revenue declined 62% and trivago segment revenue declined 64% in the quarter. The slower decline in Retail segment revenue reflects improvement in leisure travel trends, particularly in North America, while the B2B and trivago segments continue to be impacted by the slower recovery for corporate travel demand and advertising spend, respectively.

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Revenue by Service Type
Lodging	$903	$1,542	(41)%
Air	50	109	(55)%
Advertising and media(1)	88	203	(57)%
Other	205	355	(42)%
Total revenue	$1,246	$2,209	(44)%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue decreased 41% for the three months ended March 31, 2021, compared to the same period in 2020, on a 47% decrease in room nights stayed, partially offset by a 10% increase in revenue per room night. Revenue per room night benefited from an increase in the percentage of stayed room nights contributed by alternative accommodations, which has a higher revenue per room night than the rest of our lodging business.
Air revenue decreased 55% for the three months ended March 31, 2021, compared to the same period in 2020, reflecting a 50% decline in tickets sold and a 10% decline in revenue per ticket.
Advertising and media revenue decreased 57% for the three months ended March 31, 2021, compared to the same period in 2020, due to declines at trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com (through its sale in May 2020), decreased 42% for the three months ended March 31, 2021, compared to the same period in 2020.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Revenue by Business Model
Merchant	$796	$1,340	(41)%
Agency	323	562	(43)%
Advertising, media and other	127	307	(59)%
Total revenue	$1,246	$2,209	(44)%
Merchant revenue decreased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the decrease in merchant hotel revenue driven by a decrease in room nights stayed, partially offset by an increase in Vrbo merchant alternative accommodations revenue.
Agency revenue decreased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the decline in agency hotel and air revenue.
Advertising, media and other decreased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to declines in advertising revenue.
In the below discussion, we reclassified certain prior period information to conform to the current period presentation primarily related to the classification of licensing and maintenance costs within our operating expenses. For additional information, see Note 1 – Basis of Presentation in the notes to the consolidated financial statements.
Cost of Revenue

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Direct costs	$201	$475	(58)%
Personnel and overhead	110	154	(28)%
Total cost of revenue	$311	$629	(51)%
% of revenue	25.0%	28.5%
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
Cost of revenue decreased $318 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in bad debt expense, which was significantly elevated in the first quarter of 2020 due to the initial impacts of COVID-19, a decline in merchant fees resulting from lower transaction volumes, decreased customer service and personnel costs, and lower cloud expense. The three months ended March 31, 2020 also included costs related to Bodybuilding.com, which was disposed of in the second quarter of 2020.

Selling and Marketing

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Direct costs	$487	$954	(49)%
Indirect costs	177	251	(30)%
Total selling and marketing	$664	$1,205	(45)%
% of revenue	53.3%	54.5%
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
Selling and marketing expenses decreased $541 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in direct costs driven by a significant reduction in marketing spend related to the impact on travel demand from COVID-19 as well as lower personnel costs in connection with previously announced cost savings initiatives.

Technology and Content

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Personnel and overhead	$174	$224	(22)%
Other	73	91	(20)%
Total technology and content	$247	$315	(22)%
% of revenue	19.8%	14.3%
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
Technology and content expense decreased $68 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily reflecting lower personnel and related costs in connection with previously announced cost savings initiatives.

General and Administrative

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Personnel and overhead	$120	$133	(10)%
Professional fees and other	36	52	(32)%
Total general and administrative	$156	$185	(16)%
% of revenue	12.5%	8.4%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense decreased $29 million during the three months ended March 31, 2021, compared to the same period in 2020, mainly due to a decrease in personnel costs in connection with previously announced savings initiatives and lower professional fees. These decreases were partially offset by an increase in stock-based compensation of $14 million.

Depreciation and Amortization

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Depreciation	$182	$185	(2)%
Amortization of intangible assets	27	44	(37)%
Total depreciation and amortization	$209	$229	(9)%
Depreciation decreased $3 million during the three months ended March 31, 2021, compared to the same period in 2020. Amortization of intangible assets decreased $17 million during the three months ended March 31, 2021, compared to the same period in 2020 primarily due to the completion of amortization related to certain intangible assets as well as the impact of definite-lived intangible impairments in the prior year.
Impairment of Goodwill and Intangible Assets

During the three months ended March 31, 2020, as a result of the significant negative impact related to COVID-19, which had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $765 million as well as intangible asset impairment charges of $121 million. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$(1)	$(21)	(97)%
% of revenue	—%	(0.9)%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three months ended March 31, 2021, there were immaterial changes to our reserve related to hotel occupancy and other taxes. During the three months ended March 31, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $29 million and $75 million in restructuring and related reorganization charges during the three months ended March 31, 2021 and 2020. Based on current plans, which are subject to change, we expect total reorganization charges primarily in the remainder of 2021 of approximately $25 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.

Operating Loss

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Operating loss	$(369)	$(1,294)	(72)%
% of revenue	(29.6)%	(58.6)%
During the three months ended March 31, 2021, we had operating losses of $369 million, compared to operating losses of $1.3 billion for the same period in 2020. The lower operating losses were primarily due to the prior year goodwill and intangible impairment charges mentioned.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Retail	$94	$22	316%
B2B	(60)	26	N/A
trivago	(4)	(1)	189%
Unallocated overhead costs (Corporate) (1)	(88)	(123)	(28)%
Total Adjusted EBITDA (2)	$(58)	$(76)	(24)%
 ____________________________
(1)     Includes immaterial operating results of Bodybuilding.com through its sale in May 2020.
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
Our Retail segment Adjusted EBITDA increased $72 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decline in operating costs as a percentage of revenue in the current period as a result of cost saving initiatives implemented in 2020.
Our B2B and trivago segment Adjusted EBITDA both declined during the three months ended March 31, 2021, compared to the same period in 2020, resulting from impacts of the COVID-19 pandemic as revenue decreased for the current year period.
Unallocated overhead costs decreased $35 million during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to lower general and administrative expenses.
Interest Income and Expense

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Interest income	$2	$10	(83)%
Interest expense	(98)	(50)	96%
Loss on debt extinguishment	(280)	—	N/A

Interest income decreased for the three months ended March 31, 2021, compared to the same period in 2020, as a result of lower rates of return. Interest expense increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily as a result of higher average debt balances due to additional debt issued since May 2020.
As a result of the debt refinancing transactions during the three months ended March 31, 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs. See Note 4 – Debt in the notes to the consolidated financial statements for further information.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2021	2020
	($ in millions)
Foreign exchange rate gains (losses), net	$(11)	$45
Gains (losses) on minority equity investments, net	8	(188)
Other	(2)	(2)
Total other, net	$(5)	$(145)
During the three months ended March 31, 2020, losses on minority equity investments, net included $113 million of impairment losses related to a minority investment as well as $75 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended March 31,
	2021	2020	% Change
	($ in millions)
Provision for income taxes	$(169)	$(82)	105%
Effective tax rate	22.5%	5.6%
We typically determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items. For the three months ended March 31, 2020, due to the COVID-19 pandemic, and difficulty forecasting the fiscal year 2020 mix of income by jurisdiction, we determined the estimated annual effective rate method would not provide a reliable estimate of the Company’s overall annual effective tax rate. As such, we calculated the tax provision using the actual effective rate in the prior year period.
For the three months ended March 31, 2021, the effective tax rate was a 22.5% benefit on a pre-tax loss, compared to a 5.6% benefit on pre-tax loss for the three months ended March 31, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance recorded in the prior year period.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(578)	$(1,301)
Net loss attributable to non-controlling interests	(3)	(96)
Provision for income taxes	(169)	(82)
Total other expense, net	381	185
Operating loss	(369)	(1,294)
Gain (loss) on revenue hedges related to revenue recognized	(9)	(6)
Restructuring and related reorganization charges	29	75
Legal reserves, occupancy tax and other	(1)	(21)
Stock-based compensation	83	55
Depreciation and amortization	209	229
Impairment of goodwill	—	765
Impairment of intangible assets	—	121
Adjusted EBITDA	$(58)	$(76)

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $4.3 billion and $3.4 billion at March 31, 2021 and December 31, 2020. As of March 31, 2021, the total cash and cash equivalents and short-term investments held outside the United States was $821 million ($572 million in wholly-owned foreign subsidiaries and $249 million in majority-owned subsidiaries). Our credit facilities were essentially untapped at March 31, 2021 and December 31, 2020.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the three months ended March 31, 2021, we continued these actions, including suspension of our share repurchases and quarterly common stock dividends as well as completed the following:
•0% Convertible Notes Issuance. On February 19, 2021, we completed our private placement of $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes was approximately $983 million after deducting debt issuance costs. The Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes will not bear regular interest. The Convertible Notes have an initial conversion rate of 3.9212 shares of common stock of Expedia Group with a par value $0.0001 per share, per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $255.02 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
•2.95% Senior Notes Issuance. On March 3, 2021, we privately placed $1 billion of senior unsecured notes that are due in March 2031 that bear interest at 2.95% (the “2.95% Notes”). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year, beginning September 15, 2021, and the interest rate is subject to adjustment based on certain ratings events. The net proceeds from the issuance of the 2.95% Notes was approximately $982 million after deducting the discount and debt issuance costs.
•Extinguishment of High Cost Debt. On March 3, 2021, we used the net proceeds from the Convertible Notes and 2.95% Notes and completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the three months ended March 31, 2021 comprised of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs.
In addition, on May 6, 2021, we submitted notice of prepayment of 50% of the outstanding Series A Preferred Stock, which we expect to be completed on May 20, 2021 at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2021, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 3.6% and 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2021, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during first quarter 2021 have increased sequentially and from the end of first quarter 2020 levels, resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. We temporarily halted construction on our new headquarters during the initial quarantine order in March 2020 but restarted construction later in the year. We expect to spend approximately $900 million in total for the project. Of the total, approximately $850 million was spent between 2016 and 2020 and approximately $13 million was spent during the three months ended March 31, 2021. Due to the delays related to COVID-19, we now expect the project to be substantially complete in the second quarter of 2021.
Our cash flows are as follows:

	Three months ended March 31,
	2021	2020	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,170	$(784)	$2,954
Investing activities	(180)	32	(212)
Financing activities	210	1,517	(1,307)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(73)	(141)	68
For the three months ended March 31, 2021, net cash provided by operating activities was $2.2 billion compared to cash used in operations of $784 million for the three months ended March 31, 2020. In the prior year period, impacts from the COVID-19 pandemic resulted in a significant use of cash to fund working capital changes and operating losses compared to a current year cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash in the prior year for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to an increase from deferred merchant bookings in the current year period.
For the three months ended March 31, 2021, cash used in investing activities was $180 million ,which primarily consisted of capital expenditures, compared to cash provided by investing activities of $32 million for the three months ended March 31, 2020, which primarily consisted of net sales and maturities of investments of $300 million, largely offset by capital expenditures. Capital expenditures were lower in the current year period, including those related to our new headquarters as our construction winds down.
For the three months ended March 31, 2021, cash provided by financing activities primarily included approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2020, respectively, as well as $269 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were largely offset by payments of approximately $2 billion related to the extinguishment of debt discussed above as well as $55 million of cash paid for treasury stock activity related to the vesting of equity instruments. For the three months ended March 31, 2020, cash provided by financing activities primarily included $1.9 billion of proceeds from our revolving credit facility draw as well as $86 million of proceeds from the exercise of options and employee stock purchase plans, partially offset by cash paid to acquire shares of $410 million and cash common stock dividend payments of $48 million.
During the three months ended March 31, 2021, we accumulated $28 million (or $23.42 per share of Series A Preferred Stock) of dividends on our Series A Preferred Stock. At this time, we do not expect to make future quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2021 and 2020 of $73 million and $141 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.

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

	March 31, 2021	December 31, 2020
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$7,925	$5,076
Non-Current Assets	10,461	10,245
Current Liabilities	7,478	4,595
Non-Current Liabilities	9,038	8,804
Series A Preferred Stock	1,022	1,022

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Combined Statements of Operations Information:
Revenue	$1,067	$4,229
Operating loss (2)	(287)	(1,884)
Net loss	(412)	(1,890)
Net loss attributable to Obligors	(439)	(1,965)
(1)Current assets include intercompany receivables with non-guarantors of $1.4 billion as of March 31, 2021 and $1.2 billion as of December 31, 2020.
(2)Operating loss includes intercompany expenses with non-guarantors of $171 million for the three months ended March 31, 2021 and $600 million for the year ended December 31, 2020.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2020. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2021. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. The Supreme Court heard argument on the appeal on April 21, 2021.
Pine Bluff, Arkansas Litigation. In March and April 2021, the intervenor filed petitions and amended complaints to seek damages under both the State’s gross receipts and tourism taxes.
State of Louisiana/City of New Orleans Litigation. The parties filed motion in limine and for summary judgment on April 7, 2021; those motions remain pending.
City of Charleston, South Carolina Litigation. On April 9, 2021, nine local governmental entities in South Carolina filed a lawsuit in state circuit court against Vrbo and many other vacation rental listing companies. City of Charleston, et al. v. Airbnb, Inc., Case No. 2021 – CP – 10- 01650 (Court of Common Pleas, Ninth Judicial District, Charleston County). The complaint alleges the defendants failed to register with, and remit taxes and business license fees to, the plaintiffs as allegedly required by certain local accommodations tax and business license ordinances. The complaint further alleges claims for violation of the South Carolina Unfairt Trade Practices Act. Plaintiffs purport to seek declaratory and injunctive relief, a legal accounting and damages.

Non-Tax Litigation and Other Legal Proceedings
Buckeye Tree Lodge Lawsuit. On April 9, 2021, the court entered Judgment following its order approving the parties’ negotiated class action settlement and closed the case, thereby ending the matter.
Helms-Burton Litigation. On March 30, 2021, the court granted Expedia’s Motion to Dismiss with prejudice in Glen v. TripAdvisor LLC, 19-cv-01809, (D. Del.). Plaintiff filed a notice of appeal on April 27, 2021.

Competition and Consumer Matters
In March 2021, the Korean Fair Trade Commission (KFTC) ceased its inquiries into parity provisions in contracts between hotels and Expedia Group companies. The KFTC’s concerns were resolved by Expedia Group’s voluntary agreement to waive certain parity clauses in its contracts with its hotel partners in South Korea.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

4.1	Indenture, dated as of February 19, 2021, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association.		8-K	001-37429	4.1	2/19/2021

4.2	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.1)		8-K	001-37429	4.2	2/19/2021

4.3	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the guarantors party thereto and U.S. Bank National Association relating to the 2031 Notes.		8-K	001-37429	4.1	3/3/2021

4.4	Form of 2.950% Senior Notes due 2031 (included in Exhibit 4.3)		8-K	001-37429	4.2	3/3/2021

10.1	Employment Agreement between Peter Kern and Expedia Group, Inc., effective February 25, 2021		8-K	001-37429	10.1	2/26/2021

10.2	Stock Option Agreement between Peter Kern and Expedia Group, Inc., effective February 25, 2021		8-K	001-37429	10.2	2/26/2021

10.3	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc. effective February 25, 2021		8-K	001-37429	10.3	2/26/2021

10.4	Registration Rights Agreement, dated as of March 3, 2021, by and among Expedia Group, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, BofA Securities, Inc. and Goldman Sachs & Co. LLC relating to the 2031 Notes.		8-K	001-37429	10.1	3/3/2021

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 6, 2021	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer