Form 10-Q
period 2021-06-30
Expedia Group, Inc.
filed 2021-08-06
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of July 23, 2021 was:

Common stock, $0.0001 par value per share	145,296,350	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2021

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$2,111	$566	$3,357	$2,775
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	374	381	685	1,010
Selling and marketing (1)	1,199	291	1,863	1,496
Technology and content (1)	276	271	523	586
General and administrative (1)	184	149	340	334
Depreciation and amortization	205	232	414	461
Impairment of goodwill	—	20	—	785
Impairment of intangible assets	—	10	—	131
Legal reserves, occupancy tax and other	(8)	8	(9)	(13)
Restructuring and related reorganization changes	13	53	42	128
Operating loss	(132)	(849)	(501)	(2,143)
Other income (expense):
Interest income	1	3	3	13
Interest expense	(83)	(95)	(181)	(145)
Loss on debt extinguishment	—	—	(280)	—
Other, net	(10)	(12)	(15)	(157)
Total other expense, net	(92)	(104)	(473)	(289)
Loss before income taxes	(224)	(953)	(974)	(2,432)
Provision for income taxes	47	213	216	295
Net loss	(177)	(740)	(758)	(2,137)
Net loss attributable to non-controlling interests	5	4	8	100
Net loss attributable to Expedia Group, Inc.	(172)	(736)	(750)	(2,037)
Preferred stock dividend	(22)	(17)	(50)	(17)
Loss on redemption of preferred stock	(107)	—	(107)	—
Net loss attributable to Expedia Group, Inc. common stockholders	$(301)	$(753)	$(907)	$(2,054)

Loss per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(2.02)	$(5.34)	$(6.16)	$(14.57)
Diluted	(2.02)	(5.34)	(6.16)	(14.57)
Shares used in computing earnings (loss) per share (000's):
Basic	149,093	141,072	147,148	140,947
Diluted	149,093	141,072	147,148	140,947
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$6	$3	$11	$6
Selling and marketing	32	13	49	25
Technology and content	32	18	59	38
General and administrative	50	20	84	40
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(177)	$(740)	$(758)	$(2,137)
Currency translation adjustments, net of tax(1)	19	34	(18)	(56)
Comprehensive loss	(158)	(706)	(776)	(2,193)
Less: Comprehensive income (loss) attributable to non-controlling interests	1	2	(18)	(100)
Less: Preferred stock dividend	22	17	50	17
Less: Loss on redemption of preferred stock	107	—	107	—
Comprehensive loss attributable to Expedia Group, Inc. common stockholders	$(288)	$(725)	$(915)	$(2,110)

(1)Currency translation adjustments include tax benefit of $3 million and tax expense of $6 million associated with net investment hedges for the three and six months ended June 30, 2021 and tax benefit of $3 million and $1 million for the three and six months ended June 30, 2020.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,464	$3,363
Restricted cash and cash equivalents	2,541	772
Short-term investments	11	24
Accounts receivable, net of allowance of $86 and $101	1,440	701
Income taxes receivable	399	120
Prepaid expenses and other current assets	1,258	654
Total current assets	11,113	5,634
Property and equipment, net	2,261	2,257
Operating lease right-of-use assets	467	574
Long-term investments and other assets	663	671
Deferred income taxes	850	659
Intangible assets, net	1,457	1,515
Goodwill	7,370	7,380
TOTAL ASSETS	$24,181	$18,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,157	$602
Accounts payable, other	778	496
Deferred merchant bookings	8,240	3,107
Deferred revenue	172	172
Income taxes payable	328	50
Accrued expenses and other current liabilities	1,038	979
Total current liabilities	11,713	5,406
Long-term debt	8,480	8,216
Deferred income taxes	22	67
Operating lease liabilities	408	513
Other long-term liabilities	465	462
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 600 and 1,200	511	1,022
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 269,239 and 261,564; Shares outstanding: 145,197 and 138,074
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	13,995	13,566
Treasury stock - Common stock and Class B, at cost; Shares 131,318 and 130,767	(10,182)	(10,097)
Retained earnings (deficit)	(2,531)	(1,781)
Accumulated other comprehensive income (loss)	(186)	(178)
Total Expedia Group, Inc. stockholders’ equity	1,096	1,510
Non-redeemable non-controlling interests	1,486	1,494
Total stockholders’ equity	2,582	3,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,181	$18,690
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2020	258,769,812	$—	12,799,999	$—	$13,124	130,592,112	$(10,083)	$(470)	$(301)	$1,471	$3,741
Net income (loss)								(736)		(4)	(740)
Other comprehensive income (loss), net of taxes									28	6	34
Payment of preferred dividends (declared at $14.02 per share)					(17)						(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	315,120	—			10						10
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						57,631	(4)				(4)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					9					(4)	5
Stock-based compensation expense					59						59
Other					1	20,630					1
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203

Six months ended June 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(2,037)		(100)	(2,137)
Other comprehensive income (loss), net of taxes									(56)	—	(56)
Payment of preferred dividends (declared at $14.02 per share)					(17)						(17)
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,393,155	—			96						96
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						393,099	(44)				(44)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					10					—	10
Stock-based compensation expense					118						118
Other					1	20,630					1
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2021	265,207,012	$—	12,799,999	$—	$13,919	131,141,343	$(10,152)	$(2,359)	$(199)	$1,479	$2,688
Net income (loss)								(172)		(5)	(177)
Other comprehensive income (loss), net of taxes									13	6	19
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,561,799	—			110						110
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Treasury stock activity related to vesting of equity instruments						177,075	(30)				(30)
Adjustment to the fair value of redeemable non-controlling interests					(11)						(11)
Other changes in ownership of non-controlling interests					—					6	6
Stock-based compensation expense					134						134
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582

Six months ended June 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	—	12,799,999	—	13,566	130,766,537	(10,097)	(1,781)	(178)	1,494	$3,004
Net income (loss)								(750)		(8)	(758)
Other comprehensive income (loss), net of taxes									(8)	(10)	(18)
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	5,204,899	—			379						379
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						551,881	(85)				(85)
Adjustment to the fair value of redeemable non-controlling interests					(11)						(11)
Other changes in ownership of non-controlling interests					—					10	10
Stock-based compensation expense					225						225
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(758)	$(2,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	361	376
Amortization of intangible assets	53	85
Impairment of goodwill and intangible assets	—	916
Amortization of stock-based compensation	203	109
Deferred income taxes	(241)	(279)
Foreign exchange loss on cash, restricted cash and short-term investments, net	20	65
Realized (gain) loss on foreign currency forwards	12	(79)
(Gain) loss on minority equity investments, net	(4)	195
Loss on debt extinguishment	280	—
Provision for credit losses and other, net	6	119
Changes in operating assets and liabilities:
Accounts receivable	(729)	1,479
Prepaid expenses and other assets	(614)	(585)
Accounts payable, merchant	556	(1,389)
Accounts payable, other, accrued expenses and other liabilities	353	(244)
Tax payable/receivable, net	2	(82)
Deferred merchant bookings	5,184	(1,058)
Deferred revenue	—	(121)
Net cash provided by (used in) operating activities	4,684	(2,630)
Investing activities:
Capital expenditures, including internal-use software and website development	(351)	(493)
Purchases of investments	(1)	(685)
Sales and maturities of investments	12	761
Other, net	(73)	76
Net cash used in investing activities	(413)	(341)
Financing activities:
Revolving credit facility borrowings	—	1,900
Proceeds from issuance of long-term debt, net of issuance costs	1,964	2,714
Payment of long-term debt	(1,706)	—
Debt extinguishment costs	(258)	—
Net proceeds from issuance of preferred stock and warrants	—	1,132
Redemption of preferred stock	(618)	—
Purchases of treasury stock	(85)	(414)
Payment of dividends to common stockholders	—	(48)
Payment of preferred stock dividends	(50)	(17)
Proceeds from exercise of equity awards and employee stock purchase plan	379	96
Other, net	(4)	(30)
Net cash provided by (used in) financing activities	(378)	5,333
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(26)	(93)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	3,867	2,269
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,138	4,097
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,005	$6,366
Supplemental cash flow information
Cash paid for interest	$192	$118
Income tax payments, net	16	63
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2021
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

Notes to Consolidated Financial Statements – (Continued)

Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2021, we centralized the management of our licensing and maintenance costs and reclassified certain expenses to technology and content expense from within our other operating expense line items on our consolidated statements of operations. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$389	$381	$1,018	1,010
Selling and marketing	296	291	1,506	1,496
Technology and content	255	271	563	586
General and administrative	152	149	339	334
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during the second quarter of 2021 have increased sequentially and from the end of second quarter of 2020 levels. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $955 million as of June 30, 2021 and $389 million as of December 31, 2020.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2020, $2.3 billion of advance cash payments was reported within deferred merchant bookings, $1.4 billion of which was recognized resulting in $216 million of revenue during the six months ended June 30, 2021. At June 30, 2021, the related balance was $7.5 billion.
At December 31, 2020, $769 million of deferred loyalty rewards was reported within deferred merchant bookings, $213 million of which was recognized within revenue during the six months ended June 30, 2021. At June 30, 2021, the related balance was $757 million.
Deferred Revenue. At December 31, 2020, $172 million was recorded as deferred revenue, $90 million of which was recognized as revenue during the six months ended June 30, 2021. At June 30, 2021, the related balance was $172 million.
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

	June 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$5,464	$3,363
Restricted cash and cash equivalents	2,541	772
Restricted cash included within long-term investments and other assets	—	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$8,005	$4,138
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of

Notes to Consolidated Financial Statements – (Continued)

expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2021, we recorded approximately $2 million of recovery on previously expected uncollectible amounts as well as $13 million of write-offs during the six months ended June 30, 2021. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$257	$257	$—
Mutual funds	24	24	—
Term deposits	48	—	48
Investments:
Term deposits	11	—	11
Marketable equity securities	127	127	—
Total assets	$467	$408	$59

Liabilities
Derivatives:
Foreign currency forward contracts	$26	$—	$26
Financial assets measured at fair value on a recurring basis as of December 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$147	$147	$—
Term deposits	49	—	49
U.S. treasury securities	150	150	—
Investments:
Term deposits	24	—	24
Marketable equity securities	123	123	—
Total assets	$493	$420	$73

Liabilities
Derivatives:
Foreign currency forward contracts	$14	$—	$14
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of June 30, 2021 and December 31, 2020, our cash and cash equivalents consisted primarily of U.S. treasury securities, term deposits and mutual funds with maturities of three months or less and bank account balances.

Notes to Consolidated Financial Statements – (Continued)

We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2021 and 2020, we recognized a gain of approximately $4 million and a loss of approximately $60 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2021, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.2 billion. We had a net forward liability of $26 million ($37 million gross forward liability) as of June 30, 2021 and $14 million ($23 million gross forward liability) as of December 31, 2020 recorded in accrued expenses and other current liabilities. We recorded $(43) million and $(6) million in net gains (losses) from foreign currency forward contracts during the three months ended June 30, 2021 and 2020 as well as $(24) million and $100 million in net gains (losses) from foreign currency forward contracts during the six months ended June 30, 2021 and 2020.
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
Goodwill. During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment on October 1, 2020, we deemed it necessary to perform various interim assessments of goodwill. As a result of assessments during the six months ended June 30, 2020, we recognized goodwill impairment charges of $785 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $226 million related to our trivago segment.
Our assessment compared the fair value of the reporting units to their carrying value. The fair value estimates for all reporting units, except trivago, were based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and took into account operating result trends, the anticipated duration of COVID-19 impacts and rates of recovery, and implied risk premiums based on market prices of our equity and debt as of the assessment dates. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The fair value estimate for the trivago reporting unit was based on trivago’s stock price, a Level 1 input, adjusted for an estimated control premium. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as goodwill impairment charges during 2020. As of December 31, 2020, the applicable reporting units within our Retail segment had $2.3 billion goodwill remaining after the impairments incurred in 2020 and our trivago segment had $337 million goodwill remaining.
Intangible Assets. During the six months ended June 30, 2020, we recognized intangible asset impairment charges of $131 million within our Retail segment primarily related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands and, to a lesser extent, supplier relationship assets that were entirely written off in connection with a decision to streamline a smaller brand. The indefinite-lived assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues.
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
Minority Investments without Readily Determinable Fair Values. As of both June 30, 2021 and December 31, 2020, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three and six months ended June 30, 2021, we had no material gains or losses recognized related to these minority investments. During the three and six months ended June 30, 2020, we recorded $21 million and $134 million of impairment losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of June 30, 2021, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2021	December 31, 2020
	(In millions)
2.5% (€650 million) senior notes due 2022	$772	$798
3.6% senior notes due 2023	496	496
4.5% senior notes due 2024	498	497
6.25% senior notes due 2025	1,031	1,972
7.0% senior notes due 2025	—	740
5.0% senior notes due 2026	745	744
0% convertible senior notes due 2026	984	—
4.625% senior notes due 2027	744	743
3.8% senior notes due 2028	993	993
3.25% senior notes due 2030	1,234	1,233
2.95% senior notes due 2031	983	—
Long-term debt(1)	$8,480	$8,216
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Extinguishment of Debt. During the six months ended June 30, 2021, we used the net proceeds from the February and March 2021 private placements discussed below, to (i) finance a redemption of all of our outstanding 7.0% senior notes due 2025 (the “7.0% Notes”), (ii) finance a tender offer for a portion of our issued and outstanding 6.25% senior notes due 2025 (the “6.25% Notes”) and (iii) to pay fees and expenses related to the foregoing. On March 3, 2021, we completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the six months ended June 30, 2021. This loss primarily reflected the payment of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities on the consolidated statement of cash flows and were $258 million during the six months ended June 30, 2021, which reflected the $280 million loss on debt extinguishment adjusted for the non-cash write-off of debt issuance costs of approximately $23 million. In addition, we paid accrued and unpaid interest on the 7.0% and tendered portion of the 6.25% Notes up to the date of settlement.
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
The net carrying amount of the Convertible Notes as of June 30, 2021 was $984 million, which reflects the $1 billion in principal less unamortized debt issuance costs of $16 million. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $1 million during the six months ended June 30, 2021. The estimated fair value of the Convertible Notes was $1.1 billion as of June 30, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized as Level 2 in the fair value hierarchy.
March 2021 Senior Note Private Placement. On March 3, 2021, we privately placed $1 billion of senior unsecured notes that are due in March 2031 that bear interest at 2.95%. In May 2021, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “2.95% Notes”). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year, beginning September 15, 2021, and the interest rate is subject to adjustment based on certain ratings events. We may redeem some or all of the 2.95% Notes at any time prior to December 15, 2030 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 2.95% Notes on or after December 15, 2030 at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 2.95% Notes was approximately $982 million after deducting the discount and debt issuance costs.
In addition to registering the 2.95% Notes in May 2021, we also completed an offer to exchange the $500 million of senior unsecured notes due December 2023 bearing interest at 3.6% and the $750 million of senior unsecured notes due August 2027 bearing interest at 4.625%, both privately placed in July 2020, for registered notes having substantially the same financial terms and covenants as the original notes.

Notes to Consolidated Financial Statements – (Continued)

Additional information about our outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $89 million and $110 million as of June 30, 2021 and December 31, 2020.
The total estimated fair value of our Senior Notes was approximately $8.2 billion and $9.1 billion as of June 30, 2021 and December 31, 2020. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of June 30, 2021, Expedia Group maintained a $1.145 billion revolving credit facility with a group of lenders that expires on May 31, 2023 (the “Revolving Credit Facility”). Obligations under the Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the facility (subject to certain exceptions, including for our headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Senior Notes without securing such Senior Notes.
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
As of June 30, 2021 and December 31, 2020, we had no Revolving Credit Facility borrowings outstanding. The amount of stand-by letters of credit (“LOC”) issued under the Revolving Credit Facility reduced the credit amount available. As of June 30, 2021 and December 31, 2020, there was $14 million and $13 million of outstanding stand-by LOCs issued under the facility.
Foreign Credit Facility. As of June 30, 2021, the Company and Expedia Group International Holdings III, LLC (the “Borrower”) also maintained an $855 million credit facility with a group of lenders that expires on May 31, 2023 (the “Foreign Credit Facility”). Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Revolving Credit Facility, as mentioned above, and certain of the Company’s additional subsidiaries.
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
As of June 30, 2021 and December 31, 2020, we had no Foreign Credit Facility borrowings outstanding.

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
At any time after the first anniversary of the closing but on or prior to the second anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 103% of the sum of the original liquidation preference of $1,000 per share of Series A Preferred Stock plus any Dividend Accruals (the “Preference Amount”), plus accrued and unpaid distributions as of the redemption date. Any time after the second anniversary of the closing but on or prior to the third anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 102% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. Any time after the third anniversary of the closing but on or prior to the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 101% of the Preference Amount, plus accrued and unpaid distributions as of the redemption date. At any time after the fourth anniversary of the closing, we may redeem all or any portion of the Series A Preferred Stock in cash at a price equal to the Preference Amount plus accrued and unpaid distributions as of the redemption date.
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
The Series A Preferred Stock is classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. However, such events that could cause the Series A Preferred Stock to become redeemable are not considered probable of occurring. As of December 31, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). On May 20, 2021, we redeemed 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $640 million, including an $18 million redemption premium and $22 million of accrued dividends. The loss on redemption of Preferred Stock was $107 million during the three and six months ended June 30, 2021, which included a charge to additional paid-in capital for the redemption premium as well as $89 million related to 50% of: the original issuance discount, issuance costs and the Warrants value.
As of June 30, 2021, the carrying value of the remaining Series A Preferred Stock was $511 million. The Series A Preferred Stock accumulated and we paid $50 million (or $47.11 per share of Series A Preferred Stock) in total dividends, including those mentioned above, during the six months ended June 30, 2021.
Warrants to Purchase Company Common Stock. Pursuant to the Investment Agreements, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of our common stock at an exercise price of $72.00 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on our common stock. The Warrants are exercisable on a net share settlement basis and expire ten years after the closing date. In May 2021, the Apollo Purchaser exercised all of the Warrants it held and received approximately 2.5 million shares of our common stock in respect thereof. As of June 30, 2021, the Silver Lake Purchasers’ warrants remain outstanding.

Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and paid the following common stock dividend during the six months ended June 30, 2020:

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
Treasury Stock
As of June 30, 2021, the Company’s treasury stock was comprised of approximately 124.0 million common stock and 7.3 million Class B shares. As of December 31, 2020, the Company’s treasury stock was comprised of approximately 123.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. We made no share repurchases during the six months ended June 30, 2021. During the six months ended June 30, 2020, we repurchased, through open market transactions, 3.4 million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average

Notes to Consolidated Financial Statements – (Continued)

repurchase price of $109.88 per share. As of June 30, 2021, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at June 30, 2021 of $49 million ($65 million before tax) and $69 million ($90 million before tax) at December 31, 2020 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2021, approximately 19 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes of have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2020, approximately 26 million of outstanding stock awards and common stock warrants were excluded.
Note 7 – Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $42 million and $128 million in restructuring and related reorganization charges during the six months ended June 30, 2021 and 2020. Based on current plans, which are subject to change, we expect total reorganization charges primarily in the remainder 2021 of approximately $15 million to $20 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
The following table summarizes the restructuring and related reorganization activity for the six months ended June 30, 2021:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2021	$103	$—	$103
Charges	19	23	42
Payments	(53)	(4)	(57)
Non-cash items	(3)	(14)	(17)
Accrued liability as of June 30, 2021	$66	$5	$71
Note 8 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2021, the effective tax rate was a 21.0% benefit on a pre-tax loss, compared to a 22.3% benefit on pre-tax loss for the three months ended June 30, 2020.
For the six months ended June 30, 2021, the effective tax rate was a 22.1% benefit on a pre-tax loss, compared to a 12.1% benefit on pre-tax loss for the six months ended June 30, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance principally related to unrealized capital losses recorded in the prior year period.

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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million and $58 million as of June 30, 2021 and December 31, 2020, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed

Notes to Consolidated Financial Statements – (Continued)

on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. On November 4, 2020, the Australian Federal Court dismissed trivago's appeal. On May 27, 2021, the Australian Federal Court scheduled a separate trial regarding penalties and other orders for October 8, 2021, after having vacated the prior June 2021 trial date. We recorded the estimated probable loss associated with the proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.
Note 10 – Divestitures
On May 4, 2021, we announced that American Express Global Business Travel (“GBT”) made a binding offer to acquire Egencia, Expedia Group’s corporate travel arm included within our B2B segment. On August 4, 2021, Expedia Group accepted that offer. All relevant employee representative consultations have been completed and relevant regulatory approvals obtained, though the transaction remains subject to other customary closing conditions. As part of the transaction, Expedia Group would receive a minority ownership position in the combined business, and enter a 10-year lodging supply agreement with GBT. The transaction is currently anticipated to close during 2021. Upon closing, we may recognize a gain or loss on sale of the business. While the consideration for the transaction is not expected to materially change, the actual gain or loss on sale of the business to be recognized will depend on, among other things, final transaction proceeds, ending cash balances, and underlying costs as of the closing date, and changes in the estimated fair values of certain components of the considerations.
In addition, during the third quarter of 2020, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to a plan to divest certain smaller businesses within our Retail segment. In April 2021, we completed the sale of Classic Vacations, which resulted in an immaterial gain within other, net in the consolidated statement of operations and net cash divested of approximately $56 million. In July 2021, we also completed the sale of another of our smaller businesses within our Retail segment.
As a result, the related assets and liabilities of the above disposal groups were considered held-for-sale and consisted of the following:
•Held-for-sale assets of $431 million as of June 30, 2021, which were primarily classified within cash of $46 million, accounts receivable of $108 million, property and equipment of $54 million, operating lease right-of-use asset of $20 million and goodwill of $163 million. Held-for-sale assets of $21 million as of December 31, 2020, which were primarily classified within cash of $5 million, accounts receivable of $2 million and prepaid expenses and other current assets of $12 million.
•Held-for-sale liabilities of $134 million as of June 30, 2021, which were primarily classified within merchant accounts payable of $16 million and accrued expenses and other current liabilities of $83 million. Held-for-sale liabilities of $53 million as of December 31, 2020, which were primarily classified within merchant accounts payable of $8 million, accrued expenses and other current liabilities of $5 million and deferred merchant bookings of $38 million.
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
The following tables present our segment information for the three and six months ended June 30, 2021 and 2020. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,715	$305	$91	$—	$2,111
Intersegment revenue	—	—	24	(24)	—
Revenue	$1,715	$305	$115	$(24)	$2,111
Adjusted EBITDA	$303	$(8)	$5	$(99)	$201
Depreciation	(133)	(26)	(2)	(18)	(179)
Amortization of intangible assets	—	—	—	(26)	(26)
Stock-based compensation	—	—	—	(120)	(120)
Legal reserves, occupancy tax and other	—	—	—	8	8
Restructuring and related reorganization charges	—	—	—	(13)	(13)
Realized (gain) loss on revenue hedges	(3)	—	—	—	(3)
Operating income (loss)	$167	$(34)	$3	$(268)	(132)
Other expense, net					(92)
Loss before income taxes					(224)
Provision for income taxes					47
Net loss					(177)
Net loss attributable to non-controlling interests					5
Net loss attributable to Expedia Group, Inc.					(172)
Preferred stock dividend					(22)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(301)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	463	68	15	20	$566
Intersegment revenue	—	—	3	(3)	—
Revenue	$463	$68	$18	$17	$566
Adjusted EBITDA	(203)	(128)	(16)	(89)	$(436)
Depreciation	(136)	(34)	(3)	(18)	(191)
Amortization of intangible assets	—	—	—	(41)	(41)
Impairment of goodwill	—	—	—	(20)	(20)
Impairment of intangible assets	—	—	—	(10)	(10)
Stock-based compensation	—	—	—	(54)	(54)
Legal reserves, occupancy tax and other	—	—	—	(8)	(8)
Restructuring and related reorganization charges	—	—	—	(53)	(53)
Realized (gain) loss on revenue hedges	(36)	—	—	—	(36)
Operating loss	$(375)	$(162)	$(19)	$(293)	(849)
Other expense, net					(104)
Loss before income taxes					(953)
Provision for income taxes					213
Net loss					(740)
Net loss attributable to non-controlling interests					4
Net loss attributable to Expedia Group, Inc.					(736)
Preferred stock dividend					(17)
Net loss attributable to Expedia Group, Inc. common stockholders					$(753)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,740	$489	$128	$—	$3,357
Intersegment revenue	—	—	33	(33)	—
Revenue	$2,740	$489	$161	$(33)	$3,357
Adjusted EBITDA	$397	$(68)	$1	$(187)	$143
Depreciation	(266)	(54)	(5)	(36)	(361)
Amortization of intangible assets	—	—	—	(53)	(53)
Stock-based compensation	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	9	9
Restructuring and related reorganization charges	—	—	—	(42)	(42)
Realized (gain) loss on revenue hedges	6	—	—	—	6
Operating loss	$137	$(122)	$(4)	$(512)	(501)
Other expense, net					(473)
Loss before income taxes					(974)
Provision for income taxes					216
Net loss					(758)
Net loss attributable to non-controlling interests					8
Net loss attributable to Expedia Group, Inc.					$(750)
Preferred stock dividend					(50)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(907)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	2,045	553	118	59	$2,775
Intersegment revenue	—	—	54	(54)	—
Revenue	$2,045	$553	$172	$5	$2,775
Adjusted EBITDA	(181)	(102)	(17)	(212)	$(512)
Depreciation	(264)	(66)	(6)	(40)	(376)
Amortization of intangible assets	—	—	—	(85)	(85)
Impairment of goodwill	—	—	—	(785)	(785)
Impairment of intangible assets	—	—	—	(131)	(131)
Stock-based compensation	—	—	—	(109)	(109)
Legal reserves, occupancy tax and other	—	—	—	13	13
Restructuring and related reorganization charges	—	—	—	(128)	(128)
Realized (gain) loss on revenue hedges	(27)	(3)	—	—	(30)
Operating loss	$(472)	$(171)	$(23)	$(1,477)	(2,143)
Other expense, net					(289)
Loss before income taxes					(2,432)
Provision for income taxes					295
Net loss					(2,137)
Net loss attributable to non-controlling interests					100
Net loss attributable to Expedia Group, Inc.					(2,037)
Preferred stock dividend					(17)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,054)
Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Business Model:
Merchant	$1,338	$368	$2,134	$1,708
Agency	573	105	896	667
Advertising, media and other	200	93	327	400
Total revenue	$2,111	$566	$3,357	$2,775
Service Type:
Lodging	$1,533	$487	$2,436	$2,029
Air	78	(70)	128	39
Advertising and media	161	25	249	228
Other(1)	339	124	544	479
Total revenue	$2,111	$566	$3,357	$2,775

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $20 million and $59 million during the three and six months ended June 30, 2020 related to Bodybuilding.com, which was sold in May 2020.

Notes to Consolidated Financial Statements – (Continued)

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
As the spread of the virus has been contained to varying degrees in certain countries, travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This led to a moderation of the declines in travel bookings and in cancellation rates since March and April 2020. However, travel bookings remain below and cancellation rates still remain elevated compared to pre-COVID levels.

The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. While many countries have continued vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, vaccine hesitancy, as well as uncertainty over the impact of the delta or other new variants of the virus, including the efficacy of the vaccine against such variants, may contribute to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity, which if COVID-19 starts to increase again, could lead to a reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for 2020 were significantly impacted due to the decrease in travel demand related to COVID-19. While we saw sequential improvement in trends during the second quarter of 2021, the impact to the overall travel market, and our business, has continued. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
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
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2021, lodging accounted for 73%. As a result of the improvement in travel demand, stayed room nights grew 196% in the second quarter of 2021 and 6% in the first half of 2021, as compared to a decline of 55% in 2020 and growth of 11% in 2019. The timing of a further recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites decreased 1% in 2019, increased 3% in 2020 and increased 18% in the first half of 2021. During 2020 and the first half of 2021, the year-over-year increase in ADRs for our Vrbo business remained elevated compared to years prior to the COVID-19 outbreak. Vrbo carries a higher ADR than hotels and has accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period.
The uncertain environment related to COVID-19, and the potential for a higher degree of discounting activity due to the lower travel demand, could result in variations in hotel ADR declines for a period of time. Similarly, fluctuations in supply and demand for alternative accommodations, could impact ADRs for Vrbo. In addition, travel restrictions and shift in consumer behavior during COVID-19 that impact the mix of our lodging bookings across geographies and types of accommodations could impact total ADRs. Given these dynamics, it is difficult to predict ADR trends in the near-term.
As of June 30, 2021, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 885,000 hotels.
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
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Over the course of the last several years, occupancies and ADRs in the lodging industry generally increased on a currency-neutral basis in a gradually improving overall travel environment. However, due to COVID-19, current occupancy rates for hotels in the United States are at reduced levels. In addition, other factors could pressure ADR trends, including the continued growth in hotel supply in recent years and the increase in alternative accommodation inventory. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty points, increased or exclusive product availability and complimentary Wi-Fi.
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

Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. During the third and fourth quarter of 2020, air passenger traffic declines further moderated and remained stable, but continue to lag the recovery in lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to 60 to 65% in mid-October 2020 and, as of mid-July 2021, further moderated to down 20 to 25% compared to 2019 levels.
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
Air ticket volumes increased 299% during the second quarter of 2021 and 6% in first half of 2021 compared to a decline of 63% in 2020 and an increase of 7% in 2019. As a percentage of our total worldwide revenue in the second quarter of 2021, air accounted for 4%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the second quarter of 2021, we generated $161 million of advertising and media revenue, a 539% increase from the same period in 2020, representing 8% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers begin to see consumer demand that warrants an increase in their advertising spend with trivago.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during the second quarter of 2021 have increased sequentially and from the end of second quarter of 2020 levels. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million as of June 30, 2021, and $58 million as of December 31, 2020.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Gross bookings	$20,815	$2,713	667%	$36,237	$20,598	76%
Revenue margin (1)	10.1%	20.9%		9.3%	13.5%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and six months ended June 30, 2021, gross bookings increased 667% and 76%, compared to the same periods in 2020. Booking trends for our lodging, air and other travel products all improved sequentially from the first quarter of 2021.
Revenue margin for the three and six months ended June 30, 2020 was higher than in the current periods due in part to significant lodging cancellations in the prior year periods, which reduced gross bookings, creating an unusual mix of bookings and revenue.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$1,715	$463	270%	$2,740	$2,045	34%
B2B	305	68	348%	489	553	(11)%
trivago (Third-party revenue)	91	15	509%	128	118	8%
Corporate (Bodybuilding.com)	—	20	N/A	—	59	N/A
Total revenue	$2,111	$566	273%	$3,357	$2,775	21%
Revenue increased 273% and 21% for the three and six months ended June 30, 2021, compared to the same periods in 2020. Our Retail, B2B and trivago segments revenue all increased in the quarter. The growth in revenue largely reflected continued improvement in leisure travel trends during the quarter.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$1,533	$487	215%	$2,436	$2,029	20%
Air	78	(70)	N/A	128	39	221%
Advertising and media(1)	161	25	539%	249	228	9%
Other	339	124	174%	544	479	14%
Total revenue	$2,111	$566	273%	$3,357	$2,775	21%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 215% and 20% for the three and six months ended June 30, 2021, compared to the same periods in 2020, on a 196% and 6% increase in room nights stayed and a 7% and 13% increase in revenue per room night. For the three months ended June 30, 2021, revenue per room night benefited from higher ADRs driven by an increase in regional rates and a higher mix of U.S. hotels. Revenue per room night also benefited in the six months ended June 30, 2021 from an increase in the percentage of stayed room nights contributed by alternative accommodations, which generate a higher revenue per room night than the other lodging products.
Air revenue, which is recognized when booked net of an estimate of cancellations, was negative in the second quarter of 2020 due to several revenue offsets that exceeded new booked revenue in the prior year quarter. Air revenue increased for the three and six months ended June 30, 2021 driven by an increase in air tickets sold of 299% and 6% as air travel demand improved.
Advertising and media revenue increased 539% and 9% for the three and six months ended June 30, 2021, compared to the same periods in 2020, due to increases at both trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com (through its sale in May 2020), increased 174% and 14% for the three and six months ended June 30, 2021, compared to the same periods in 2020 from growth in car as well as travel insurance products.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,338	$368	264%	$2,134	$1,708	25%
Agency	573	105	442%	896	667	34%
Advertising, media and other	200	93	115%	327	400	(18)%
Total revenue	$2,111	$566	273%	$3,357	$2,775	21%
Merchant revenue increased for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue. Merchant revenue increased for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in Vrbo merchant alternative accommodations revenue, partially offset by a decline in merchant hotel revenue.
Agency revenue increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to an increase in agency hotel, air and car revenue.
Advertising, media and other increased for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in advertising revenue. Advertising, media and other decreased for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to declines related to our prior year sale of Bodybuilding.com, partially offset by an increase in advertising revenue.
In the below discussion, we reclassified certain prior period information to conform to the current period presentation primarily related to the classification of licensing and maintenance costs within our operating expenses. For additional information, see Note 1 – Basis of Presentation in the notes to the consolidated financial statements.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Direct costs	$266	$252	6%	$467	$727	(36)%
Personnel and overhead	108	129	(17)%	218	283	(23)%
Total cost of revenue	$374	$381	(2)%	$685	$1,010	(32)%
% of revenue	17.7%	67.2%		20.4%	36.4%
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

Cost of revenue decreased $7 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in decreased customer service and personnel costs, lower bad debt expense as well as the absence of expenses related to Bodybuilding.com, which was disposed of in the second quarter of 2020. These decreases were partially offset by increase in merchant fees resulting from recovering transaction volumes and higher cloud expense.
Cost of revenue decreased $325 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease in bad debt expense, which was significantly elevated in the first six months of 2020 due to the initial impacts of COVID-19, decreased customer service and personnel costs, and the absence of expenses related to Bodybuilding.com.
Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Direct costs	$1,002	$90	1,019%	$1,489	$1,044	43%
Indirect costs	197	201	(2)%	374	452	(17)%
Total selling and marketing	$1,199	$291	313%	$1,863	$1,496	25%
% of revenue	56.8%	51.3%		55.5%	53.9%
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
Selling and marketing expenses increased $908 million and $367 million during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to an increase in direct costs driven by a significant increase in marketing spend during the second quarter of 2021 in response to the anticipation of a further recovery in travel demand. The change in indirect costs reflect lower personnel costs in connection with previously announced cost savings initiatives, partially offset by higher stock-based compensation expense.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$204	$191	7%	$378	$415	(9)%
Other	72	80	(11)%	145	171	(16)%
Total technology and content	$276	$271	2%	$523	$586	(11)%
% of revenue	13.1%	48.0%		15.6%	21.1%
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
Technology and content expense increased $5 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily reflecting higher stock-based compensation expense, partially offset by lower other personnel and related costs in connection with previously announced cost savings initiatives.
Technology and content expense decreased $63 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily reflecting lower personnel and related costs as well as license and maintenance expense in connection with previously announced cost savings initiatives, partially offset by higher stock-based compensation.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$148	$113	30%	$268	$246	9%
Professional fees and other	36	36	(1)%	72	88	(19)%
Total general and administrative	$184	$149	23%	$340	$334	1%
% of revenue	8.7%	26.5%		10.1%	12.1%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased $35 million and $6 million during the three and six months ended June 30, 2021, compared to the same periods in 2020, mainly due to an increase in stock-based compensation. For the six months ended June 30, 2021, this increase was mostly offset by a decrease in personnel costs in connection with previously announced savings initiatives.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Depreciation	$179	$191	(7)%	$361	$376	(4)%
Amortization of intangible assets	26	41	(37)%	53	85	(37)%
Total depreciation and amortization	$205	$232	(12)%	$414	$461	(10)%
Depreciation decreased $12 million and $15 million during the three and six months ended June 30, 2021, compared to the same periods in 2020. Amortization of intangible assets decreased $15 million and $32 million during the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily due to the completion of amortization related to certain intangible assets as well as the impact of definite-lived intangible impairments in the prior year.
Impairment of Goodwill and Intangible Assets

During the three months ended June 30, 2020, we recognized goodwill impairment charges of $20 million and intangible asset impairment charges of $10 million due to a decision to streamline operations for a smaller brand within our Retail segment. During the six months ended June 30, 2020, primarily as a result of the significant negative impact related to COVID-19, which had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $785 million as well as intangible asset impairment charges of $131 million. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$(8)	$8	N/A	$(9)	$(13)	(38)%
% of revenue	(0.4)%	1.3%		(0.2)%	(0.5)%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.

During the three and six months ended June 30, 2021, there were net reductions to our reserve related to hotel occupancy and other taxes. During the six months ended June 30, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $13 million and $53 million in restructuring and related reorganization charges during the three months ended June 30, 2021 and 2020 and, during the six months ended June 30, 2021 and 2020, we recognized $42 million and $128 million. Based on current plans, which are subject to change, we expect total reorganization charges primarily in the remainder of 2021 of approximately $15 million to $20 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
Operating Loss

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Operating loss	$(132)	$(849)	(84)%	$(501)	$(2,143)	(77)%
% of revenue	(6.3)%	(149.9)%		(14.9)%	(77.3)%
During the three and six months ended June 30, 2021, we had operating losses of $132 million and $501 million, compared to operating losses of $849 million and $2.1 billion for the same periods in 2020. The lower operating losses for the quarter were primarily due to growth in revenue in excess of operating costs. The lower operating losses for the year-to-date period was due to revenue growth as well as the prior year goodwill and intangible impairment charges mentioned above.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Retail	$303	$(203)	N/A	$397	$(181)	N/A
B2B	(8)	(128)	(93)%	(68)	(102)	(33)%
trivago	5	(16)	N/A	1	(17)	N/A
Unallocated overhead costs (Corporate) (1)	(99)	(89)	11%	(187)	(212)	(12)%
Total Adjusted EBITDA (2)	$201	$(436)	N/A	$143	$(512)	N/A
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
Our Retail, B2B and trivago segments all experienced improvements from the Adjusted EBITDA losses in the prior year periods as a result of the recovering travel environment in the current year as well as impacts of the costs saving initiatives implemented in 2020.
Unallocated overhead costs increased $10 million during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in general and administrative expenses. Unallocated overhead costs decreased $25 million during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to lower general and administrative as well as technology and content expenses.

Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Interest income	$1	$3	(55)%	$3	$13	(75)%
Interest expense	(83)	(95)	(12)%	(181)	(145)	25%
Loss on debt extinguishment	—	—	N/A	(280)	—	N/A

Interest income decreased for the three and six months ended June 30, 2021, compared to the same periods in 2020, as a result of lower rates of return. Interest expense decreased for the three months ended June 30, 2021, compared to the same period in 2020, primarily as a result of interest related to our prior year draw on our revolving credit facility, which we fully repaid in December 2020. Interest expense increased for the six months ended June 30, 2021, compared to the same period in 2020, primarily as a result of higher average debt balances due to additional debt issued since May 2020.
As a result of the debt refinancing transactions during the six months ended June 30, 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs. See Note 4 – Debt in the notes to the consolidated financial statements for further information.
Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	($ in millions)
Foreign exchange rate gains (losses), net	$(7)	$(3)	$(18)	$42
Gains (losses) on minority equity investments, net	(4)	(7)	4	(195)
Other	1	(2)	(1)	(4)
Total other, net	$(10)	$(12)	$(15)	$(157)
During the six months ended June 30, 2020, losses on minority equity investments, net included $134 million of impairment losses related to a minority investment as well as $60 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$(47)	$(213)	(78)%	$(216)	$(295)	(27)%
Effective tax rate	21.0%	22.3%		22.1%	12.1%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2021, the effective tax rate was a 21.0% benefit on a pre-tax loss, compared to a 22.3% benefit on pre-tax loss for the three months ended June 30, 2020.
For the six months ended June 30, 2021, the effective tax rate was a 22.1% benefit on a pre-tax loss, compared to a 12.1% benefit on pre-tax loss for the six months ended June 30, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance principally related to unrealized capital losses recorded in the prior year period.

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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(172)	$(736)	$(750)	$(2,037)
Net loss attributable to non-controlling interests	(5)	(4)	(8)	(100)
Provision for income taxes	(47)	(213)	(216)	(295)
Total other expense, net	92	104	473	289
Operating loss	(132)	(849)	(501)	(2,143)
Gain (loss) on revenue hedges related to revenue recognized	3	36	(6)	30
Restructuring and related reorganization charges	13	53	42	128
Legal reserves, occupancy tax and other	(8)	8	(9)	(13)
Stock-based compensation	120	54	203	109
Depreciation and amortization	205	232	414	461
Impairment of goodwill	—	20	—	785
Impairment of intangible assets	—	10	—	131
Adjusted EBITDA	$201	$(436)	$143	$(512)

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $5.5 billion and $3.4 billion at June 30, 2021 and December 31, 2020. As of June 30, 2021, the total cash and cash equivalents and short-term investments held outside the United States was $925 million ($683 million in wholly-owned foreign subsidiaries and $242 million in majority-owned subsidiaries). Our credit facilities were essentially untapped at June 30, 2021 and December 31, 2020.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the six months ended June 30, 2021, we continued these actions, including suspension of our share repurchases and quarterly common stock dividends as well as completed the following:
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
•Extinguishment of High Cost Debt. On March 3, 2021, we used the net proceeds from the Convertible Notes and 2.95% Notes and completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the six months ended June 30, 2021 comprised of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs.
•Partial Repayment of Preferred Stock. On May 20, 2021, we completed the prepayment of 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand.
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2021, Moody’s rating was Baa3 with an outlook of “negative,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” In July 2021, Moody's changed its outlook from “negative” to “stable” “reflecting Moody's expectation for continued recovery in travel demand, particularly in the U.S. where the company is a leading online travel agency, combined with Expedia's commitment to reduce debt balances with excess cash and restore credit metrics to pre-pandemic levels.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 3.6% and 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2021, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during second quarter 2021 have increased sequentially and from the end of second quarter 2020 levels, resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. We temporarily halted construction on our new headquarters during the initial quarantine order in March 2020 but restarted construction later in the year. We spent approximately $850 million on construction between 2016 and 2020 and approximately $23 million was spent during the six months ended June 30, 2021. As of the end of the second quarter of 2021, the project was substantially complete and was within the expected total project spend of approximately $900 million.
Our cash flows are as follows:

	Six months ended June 30,
	2021	2020	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,684	$(2,630)	$7,314
Investing activities	(413)	(341)	(72)
Financing activities	(378)	5,333	(5,711)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(26)	(93)	67
For the six months ended June 30, 2021, net cash provided by operating activities was $4.7 billion compared to cash used in operations of $2.6 billion for the six months ended June 30, 2020. In the prior year period, impacts from the COVID-19 pandemic resulted in a significant use of cash to fund working capital changes and operating losses compared to a current year cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash in the prior year for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to a meaningful increase in booking volumes and deferred merchant bookings in the current year period.
For the six months ended June 30, 2021, cash used in investing activities was $413 million compared to cash used in investing activities of $341 million for the six months ended June 30, 2020. The increase was largely due to the settlement of currency forward contract losses in the current year period compared to gains in the prior year period as well as lower net sales of maturities of investments, partially offset by lower capital expenditures, including those related to our new headquarters as our construction winds down.
For the six months ended June 30, 2021, cash used in financing activities primarily included payments of approximately $2 billion related to the extinguishment of debt and $618 million for the 50% redemption of preferred stock both discussed above as well as $85 million of cash paid for treasury stock activity related to the vesting of equity instruments and $50 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2020, respectively, as well as $379 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2020, cash provided by financing activities primarily included $2.7 billion of net proceeds from the issuance of the 6.25% and 7.0% Notes issued in May 2020, $1.9 billion of proceeds from our revolving credit facility draw in March 2020, $1.1 billion of net proceeds from a private equity investment as well as $96 million of proceeds from the exercise of options and employee stock purchase plans. These sources were partially offset by cash paid to acquire shares of $414 million and cash dividend payments of $65 million.
During the six months ended June 30, 2021, we accumulated and paid $50 million (or $47.11 per share of Series A Preferred Stock) of dividends on our Series A Preferred Stock. At this time, we do not expect to make future quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2021 and 2020 of $26 million and $93 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.
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

	June 30, 2021	December 31, 2020
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$9,513	$5,076
Non-Current Assets	10,476	10,245
Current Liabilities	10,030	4,595
Non-Current Liabilities	9,047	8,804
Series A Preferred Stock	511	1,022

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Combined Statements of Operations Information:
Revenue	$2,877	$4,229
Operating loss (2)	(405)	(1,884)
Net loss	(622)	(1,890)
Net loss attributable to Obligors	(779)	(1,965)
(1)Current assets include intercompany receivables with non-guarantors of $1.3 billion as of June 30, 2021 and $1.2 billion as of December 31, 2020.
(2)Operating loss includes intercompany expenses with non-guarantors of $343 million for the six months ended June 30, 2021 and $600 million for the year ended December 31, 2020.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2020. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2021 or December 31, 2020.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2021. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
City of San Antonio, Texas Litigation. On May 27, 2021, the court affirmed the Fifth Circuit’s cost award; plaintiffs paid the Expedia Group companies approximately $1.3 million in June 2021, thereby ending the matter.
Pine Bluff, Arkansas Litigation. In April 2021, defendants filed a motion to dismiss/motion to strike the intervenor’s amended complaint, which remains pending.
State of Mississippi Litigation. On July 12, 2021, the trial court issued a “final judgment.” That order referenced the court’s previous rulings finding the defendant online travel companies liable for state and local sales taxes and interest, and held that the defendants are liable for penalties as well. On July 26, 2021, the defendants filed a notice of appeal from the final judgment and all other adverse findings and rulings made by the trial court.
State of Louisiana/City of New Orleans Litigation. The court denied the parties’ motions for summary judgment on May 20, 2021. On June 25, 2021, the defendant online travel companies collectively filed three writ applications with the Louisiana Court of Appeals seeking relief from three of the trial court’s rulings regarding the plaintiffs’ Louisiana Unfair Trade Practices Act claims; those writ applications were denied on July 27, 2021. Trial is currently scheduled to begin on August 16, 2021.
Clark County, Nevada Litigation. On May 14, 2021, Clark County, Nevada filed a lawsuit in state court against a number of online travel companies, including a number of Expedia Group companies such as Expedia, Hotels.com, Orbitz, Travelscape, and Hotwire. Clark County, Nevada v. Orbitz Worldwide, LLC, et al., Case No. A-21-834681-C (Clark County District Court). The complaint alleges the defendants failed to comply with state and local transient occupancy tax statutes. The complaint further alleges claims for conversion, breach of fiduciary duty, unjust enrichment, fraud and violation of the Nevada Deceptive Trade Practices Act. Plaintiffs purport to seek compensatory and punitive damages, declaratory relief and imposition of a constructive trust.

Stockholder Litigation
In re Expedia Group, Inc. Stockholders Litigation. On July 28, 2021, the Special Litigation Committee filed a letter informing the court that the parties to the litigation have reached an agreement in principle to resolve the action and requesting a stay of further proceedings while that agreement is formalized. The July 28, 2021 letter was publicly filed on August 4, 2021.
Competition and Consumer Matters
On May 27, 2021, in the proceedings against trivago, the Australian Federal Court scheduled a separate trial regarding penalties and other orders for October 18, 2021, after having vacated the prior June 2021 trial date.

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

10.1
Fifth Amendment, dated as of May 4, 2021, to the Amended and Restated Credit Agreement among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and London agent
X

10.2
Third Amendment, dated as of May 4, 2021, to the Credit Agreement among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent and London Agent
X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 5, 2021	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer