Form 10-Q
period 2021-09-30
Expedia Group, Inc.
filed 2021-11-05
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
Expedia Group, Inc. 2.500% Senior Notes due 2022	EXPE22	New York Stock Exchange
The number of shares outstanding of each of the registrant’s classes of common stock as of October 22, 2021 was:

Common stock, $0.0001 par value per share	146,004,186	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2021

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$2,962	$1,504	$6,319	$4,279
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	442	363	1,127	1,373
Selling and marketing (1)	1,314	525	3,177	2,021
Technology and content (1)	277	242	800	828
General and administrative (1)	182	132	522	466
Depreciation and amortization	201	220	615	681
Impairment of goodwill	—	14	—	799
Impairment of intangible assets	—	41	—	172
Legal reserves, occupancy tax and other	10	2	1	(11)
Restructuring and related reorganization charges	12	78	54	206
Operating income (loss)	524	(113)	23	(2,256)
Other income (expense):
Interest income	2	3	5	16
Interest expense	(86)	(113)	(267)	(258)
Loss on debt extinguishment	—	—	(280)	—
Other, net	25	(1)	10	(158)
Total other expense, net	(59)	(111)	(532)	(400)
Income (loss) before income taxes	465	(224)	(509)	(2,656)
Provision for income taxes	(87)	24	129	319
Net income (loss)	378	(200)	(380)	(2,337)
Net (income) loss attributable to non-controlling interests	(2)	8	6	108
Net income (loss) attributable to Expedia Group, Inc.	376	(192)	(374)	(2,229)
Preferred stock dividend	(14)	(29)	(64)	(46)
Loss on redemption of preferred stock	—	—	(107)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$362	$(221)	$(545)	$(2,275)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$2.40	$(1.56)	$(3.67)	$(16.13)
Diluted	2.26	(1.56)	(3.67)	(16.13)
Shares used in computing earnings (loss) per share (000's):
Basic	151,019	141,306	148,453	141,068
Diluted	160,460	141,306	148,453	141,068
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$6	$3	$17	$9
Selling and marketing	29	12	78	37
Technology and content	32	15	91	53
General and administrative	49	17	133	57
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$378	$(200)	$(380)	$(2,337)
Currency translation adjustments, net of tax(1)	(44)	48	(62)	(8)
Comprehensive income (loss)	334	(152)	(442)	(2,345)
Less: Comprehensive income (loss) attributable to non-controlling interests	(7)	6	(25)	(94)
Less: Preferred stock dividend	14	29	64	46
Less: Loss on redemption of preferred stock	—	—	107	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$327	$(187)	$(588)	$(2,297)

(1)Currency translation adjustments include tax expense of $5 million and $11 million associated with net investment hedges for the three and nine months ended September 30, 2021 and tax benefit of $7 million and $8 million for the three and nine months ended September 30, 2020.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,031	$3,363
Restricted cash and cash equivalents	1,587	772
Short-term investments	—	24
Accounts receivable, net of allowance of $81 and $101	1,485	701
Income taxes receivable	102	120
Prepaid expenses and other current assets	838	654
Total current assets	9,043	5,634
Property and equipment, net	2,264	2,257
Operating lease right-of-use assets	441	574
Long-term investments and other assets	655	671
Deferred income taxes	798	659
Intangible assets, net	1,425	1,515
Goodwill	7,318	7,380
TOTAL ASSETS	$21,944	$18,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,264	$602
Accounts payable, other	769	496
Deferred merchant bookings	5,844	3,107
Deferred revenue	161	172
Income taxes payable	45	50
Accrued expenses and other current liabilities	915	979
Current maturities of long-term debt	753	—
Total current liabilities	9,751	5,406
Long-term debt, excluding current maturities	7,712	8,216
Deferred income taxes	55	67
Operating lease liabilities	386	513
Other long-term liabilities	438	462
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued and outstanding: 600 and 1,200	511	1,022
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 270,117 and 261,564; Shares outstanding: 145,924 and 138,074
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,176	13,566
Treasury stock - Common stock and Class B, at cost; Shares 131,470 and 130,767	(10,205)	(10,097)
Retained earnings (deficit)	(2,147)	(1,781)
Accumulated other comprehensive income (loss)	(221)	(178)
Total Expedia Group, Inc. stockholders’ equity	1,603	1,510
Non-redeemable non-controlling interests	1,488	1,494
Total stockholders’ equity	3,091	3,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,944	$18,690
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2020	259,084,932	$—	12,799,999	$—	$13,300	130,670,373	$(10,087)	$(1,206)	$(273)	$1,469	$3,203
Net income (loss)								(192)		(8)	(200)
Other comprehensive income (loss), net of taxes									34	14	48
Proceeds from exercise of equity instruments and employee stock purchase plans	264,728	—			9						9
Treasury stock activity related to vesting of equity instruments						49,640	(5)				(5)
Other changes in ownership of non-controlling interests					(2)					5	3
Stock-based compensation expense					55						55
Other					(1)	—					(1)
Balance as of September 30, 2020	259,349,660	$—	12,799,999	$—	$13,361	130,720,013	$(10,092)	$(1,398)	$(239)	$1,480	$3,112

Nine months ended September 30, 2020	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net income (loss)								(2,229)		(108)	(2,337)
Other comprehensive income (loss), net of taxes									(22)	14	(8)
Payment of preferred dividends (declared at $14.58 per share)					(17)						(17)
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,657,883	—			105						105
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						442,739	(49)				(49)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					8					5	13
Stock-based compensation expense					173						173
Other					—	20,630					—
Balance as of September 30, 2020	259,349,660	$—	12,799,999	$—	$13,361	130,720,013	$(10,092)	$(1,398)	$(239)	$1,480	$3,112

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582
Net income (loss)								376		2	378
Other comprehensive income (loss), net of taxes									(35)	(9)	(44)
Proceeds from exercise of equity instruments and employee stock purchase plans	878,243	—			42						42
Treasury stock activity related to vesting of equity instruments						151,203	(23)				(23)
Adjustment to the fair value of redeemable non-controlling interests					11			8			19
Other changes in ownership of non-controlling interests					(3)					9	6
Stock-based compensation expense					130						130
Other					1						1
Balance as of September 30, 2021	270,117,275	$—	12,799,999	$—	$14,176	131,469,621	$(10,205)	$(2,147)	$(221)	$1,488	$3,091

Nine months ended September 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	—	12,799,999	—	13,566	130,766,537	(10,097)	(1,781)	(178)	1,494	$3,004
Net income (loss)								(374)		(6)	(380)
Other comprehensive income (loss), net of taxes									(43)	(19)	(62)
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	6,083,142	—			421						421
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						703,084	(108)				(108)
Adjustment to the fair value of redeemable non-controlling interests					—			8			8
Other changes in ownership of non-controlling interests					(3)					19	16
Stock-based compensation expense					355						355
Other					1						1
Balance as of September 30, 2021	270,117,275	$—	12,799,999	$—	$14,176	131,469,621	$(10,205)	$(2,147)	$(221)	$1,488	$3,091
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(380)	$(2,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment, including internal-use software and website development	538	559
Amortization of intangible assets	77	122
Impairment of goodwill and intangible assets	—	971
Amortization of stock-based compensation	319	156
Deferred income taxes	(158)	(368)
Foreign exchange loss on cash, restricted cash and short-term investments, net	76	27
Realized (gain) loss on foreign currency forwards	21	(89)
Loss on minority equity investments, net	7	202
Loss on debt extinguishment	280	—
Provision for credit losses and other, net	(33)	144
Changes in operating assets and liabilities:
Accounts receivable	(781)	1,636
Prepaid expenses and other assets	(190)	(219)
Accounts payable, merchant	663	(1,340)
Accounts payable, other, accrued expenses and other liabilities	238	(272)
Tax payable/receivable, net	7	(62)
Deferred merchant bookings	2,787	(2,437)
Deferred revenue	(8)	(142)
Net cash provided by (used in) operating activities	3,463	(3,449)
Investing activities:
Capital expenditures, including internal-use software and website development	(530)	(669)
Purchases of investments	(1)	(685)
Sales and maturities of investments	23	1,161
Other, net	2	86
Net cash used in investing activities	(506)	(107)
Financing activities:
Revolving credit facility borrowings	—	2,672
Revolving credit facility repayments	—	(2,022)
Proceeds from issuance of long-term debt, net of issuance costs	1,964	3,946
Payment of long-term debt	(1,706)	(750)
Debt extinguishment costs	(258)	—
Net proceeds from issuance of preferred stock and warrants	—	1,132
Redemption of preferred stock	(618)	—
Purchases of treasury stock	(108)	(419)
Payment of dividends to common stockholders	—	(48)
Payment of preferred stock dividends	(50)	(17)
Proceeds from exercise of equity awards and employee stock purchase plan	421	105
Other, net	4	(28)
Net cash provided by (used in) financing activities	(351)	4,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(126)	(31)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,480	984
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	4,138	4,097
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,618	$5,081
Supplemental cash flow information
Cash paid for interest	$298	$217
Income tax payments, net	15	103
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2021
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
COVID-19
During 2020, the COVID-19 pandemic severely restricted the level of economic activity around the world, and, is continuing to have an unprecedented effect on the global travel industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes, initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. While many countries have continued vaccinating their residents against COVID-19 during 2021, vaccine hesitancy as well as uncertainty over the impact of the delta or other new variants of the virus, including the efficacy of the vaccines against such variants, has contributed, and may continue to contribute to, delays in economic recovery. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
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

Notes to Consolidated Financial Statements – (Continued)

Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2021, we centralized the management of our licensing and maintenance costs and reclassified certain expenses to technology and content expense from within our other operating expense line items on our consolidated statements of operations. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$375	$363	$1,393	1,373
Selling and marketing	529	525	2,035	2,021
Technology and content	224	242	787	828
General and administrative	134	132	473	466
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and first nine months of 2021. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $591 million as of September 30, 2021 and $389 million as of December 31, 2020.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2020, $2.3 billion of advance cash payments was reported within deferred merchant bookings, $1.6 billion of which was recognized resulting in $292 million of revenue during the nine months ended September 30, 2021. At September 30, 2021, the related balance was $5.1 billion.
At December 31, 2020, $769 million of deferred loyalty rewards was reported within deferred merchant bookings, $394 million of which was recognized within revenue during the nine months ended September 30, 2021. At September 30, 2021, the related balance was $790 million.
Deferred Revenue. At December 31, 2020, $172 million was recorded as deferred revenue, $97 million of which was recognized as revenue during the nine months ended September 30, 2021. At September 30, 2021, the related balance was $161 million.
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

	September 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$5,031	$3,363
Restricted cash and cash equivalents	1,587	772
Restricted cash included within long-term investments and other assets	—	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$6,618	$4,138
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit

Notes to Consolidated Financial Statements – (Continued)

card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2021, we recorded approximately $2 million of recovery on previously expected uncollectible amounts as well as $18 million of write-offs during the nine months ended September 30, 2021. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$79	$79	$—
Mutual funds	23	23	—
Term deposits	276	—	276
Investments:
Marketable equity securities	115	115	—
Total assets	$493	$217	$276

Liabilities
Derivatives:
Foreign currency forward contracts	$2	$—	$2
Financial assets measured at fair value on a recurring basis as of December 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$147	$147	$—
Term deposits	49	—	49
U.S. treasury securities	150	150	—
Investments:
Term deposits	24	—	24
Marketable equity securities	123	123	—
Total assets	$493	$420	$73

Liabilities
Derivatives:
Foreign currency forward contracts	$14	$—	$14
We classify our cash equivalents and investments within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input.
As of September 30, 2021 and December 31, 2020, our cash and cash equivalents consisted primarily of U.S. treasury securities, term deposits and mutual funds with maturities of three months or less and bank account balances.

Notes to Consolidated Financial Statements – (Continued)

We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
Our marketable equity securities consist of our investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2021 and 2020, we recognized a loss of approximately $7 million and approximately $68 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Derivative instruments are carried at fair value on our consolidated balance sheets. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2021, we were party to outstanding forward contracts hedging our liability and revenue exposures with a total net notional value of $2.8 billion. We had a net forward liability of $2 million ($24 million gross forward liability) as of September 30, 2021 and $14 million ($23 million gross forward liability) as of December 31, 2020 recorded in accrued expenses and other current liabilities. We recorded $15 million and $(1) million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2021 and 2020 as well as $(8) million and $99 million in net gains (losses) from foreign currency forward contracts during the nine months ended September 30, 2021 and 2020.
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
Goodwill. During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment on October 1, 2020, we deemed it necessary to perform various interim assessments of goodwill. As a result of assessments during the nine months ended September 30, 2020, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment.
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
Intangible Assets. During the nine months ended September 30, 2020, we recognized intangible asset impairment charges of $172 million within our Retail segment primarily related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands and, to a lesser extent, supplier relationship assets that were entirely written off in connection with a decision to streamline a smaller brand as well as intangible assets related to held-for-sale assets. The indefinite-lived assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including royalty rates and projected revenues.
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
Minority Investments without Readily Determinable Fair Values. As of both September 30, 2021 and December 31, 2020, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the nine months ended September 30, 2021, we had no material gains or losses recognized related to these minority investments. During the nine months ended September 30, 2020, we recorded $134 million of impairment losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of September 30, 2021, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2021	December 31, 2020
	(In millions)
2.5% (€650 million) senior notes due 2022	$753	$798
3.6% senior notes due 2023	497	496
4.5% senior notes due 2024	498	497
6.25% senior notes due 2025	1,032	1,972
7.0% senior notes due 2025	—	740
5.0% senior notes due 2026	745	744
0% convertible senior notes due 2026	985	—
4.625% senior notes due 2027	744	743
3.8% senior notes due 2028	993	993
3.25% senior notes due 2030	1,235	1,233
2.95% senior notes due 2031	983	—
Long-term debt(1)	8,465	8,216
Current maturities of long-term debt	(753)	—
Long-term debt, excluding current maturities	$7,712	$8,216
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Extinguishment of Debt. During the nine months ended September 30, 2021, we used the net proceeds from the February and March 2021 private placements discussed below, to (i) finance a redemption of all of our outstanding 7.0% senior notes due 2025 (the “7.0% Notes”), (ii) finance a tender offer for a portion of our issued and outstanding 6.25% senior notes due 2025 (the “6.25% Notes”) and (iii) to pay fees and expenses related to the foregoing. On March 3, 2021, we completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the nine months ended September 30, 2021. This loss primarily reflected the payment of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities on the consolidated statement of cash flows and were $258 million during the nine months ended September 30, 2021, which reflected the $280 million loss on debt extinguishment adjusted for the non-cash write-off of debt issuance costs of approximately $23 million. In addition, we paid accrued and unpaid interest on the 7.0% and tendered portion of the 6.25% Notes up to the date of settlement.
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

Notes to Consolidated Financial Statements – (Continued)

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
The net carrying amount of the Convertible Notes as of September 30, 2021 was $985 million, which reflects the $1 billion in principal less unamortized debt issuance costs of $15 million. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $2 million during the nine months ended September 30, 2021.
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

Notes to Consolidated Financial Statements – (Continued)

2027 bearing interest at 4.625%, both privately placed in July 2020, for registered notes having substantially the same financial terms and covenants as the original notes.
Additional information about our outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $63 million and $110 million as of September 30, 2021 and December 31, 2020.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $8.1 billion and $9.1 billion as of September 30, 2021 and December 31, 2020. Additionally, the estimated fair value of the Convertible Notes was $1.1 billion as of September 30, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of September 30, 2021, Expedia Group maintained a $1.145 billion revolving credit facility with a group of lenders that expires on May 31, 2023 (the “Revolving Credit Facility”). Obligations under the Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the facility (subject to certain exceptions, including for our headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Senior Notes without securing such Senior Notes.
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
As of September 30, 2021 and December 31, 2020, we had no Revolving Credit Facility borrowings outstanding. The amount of stand-by letters of credit (“LOC”) issued under the Revolving Credit Facility reduced the credit amount available. As of both September 30, 2021 and December 31, 2020, there was $13 million of outstanding stand-by LOCs issued under the facility.
Foreign Credit Facility. As of September 30, 2021, the Company and Expedia Group International Holdings III, LLC (the “Borrower”) also maintained an $855 million credit facility with a group of lenders that expires on May 31, 2023 (the “Foreign Credit Facility”). Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Revolving Credit Facility, as mentioned above, and certain of the Company’s additional subsidiaries.
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

Notes to Consolidated Financial Statements – (Continued)

As of September 30, 2021 and December 31, 2020, we had no Foreign Credit Facility borrowings outstanding.
Note 5 – Capital Stock
Preferred Stock and Warrants
On May 5, 2020, we issued and sold to (1) AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc. (the “Apollo Purchaser”), 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and Warrants (the “Warrants”) to purchase 4.2 million shares of our common stock for an aggregate purchase price of $588 million and (2) SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C. (the “Silver Lake Purchasers”), 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of common stock, for an aggregate purchase price of $588 million.
Certificate of Designations for Series A Preferred Stock. Dividends on each share of Series A Preferred Stock accrued daily on the Preference Amount (as defined below) at the then-applicable Dividend Rate (as defined below) and were payable semi-annually in arrears. As used herein, “Dividend Rate” with respect to the Series A Preferred Stock meant from the closing until the day immediately preceding the fifth anniversary of the closing, 9.5% per annum. The Dividend Rate was also subject to certain adjustments if the Company incurred indebtedness causing its leverage to exceed certain thresholds. Dividends were payable until the third anniversary of the closing, either in cash or through an accrual of unpaid dividends (“Dividend Accrual”), at the Company’s option.
At any time after the first anniversary of the closing but on or prior to the second anniversary of the closing, we could redeem all or any portion of the Series A Preferred Stock in cash at a price equal to 103% of the sum of the original liquidation preference of $1,000 per share of Series A Preferred Stock plus any Dividend Accruals (the “Preference Amount”), plus accrued and unpaid distributions as of the redemption date.
The Series A Preferred Stock was classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. As of December 31, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). On May 20, 2021, we redeemed 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $640 million, including an $18 million redemption premium and $22 million of accrued dividends. The loss on redemption of Preferred Stock was $107 million during the nine months ended September 30, 2021, which included a charge to additional paid-in capital for the redemption premium as well as $89 million related to 50% of the original issuance discount, issuance costs and the Warrants value.
As of September 30, 2021, the carrying value of the remaining Series A Preferred Stock was $511 million. The Series A Preferred Stock accumulated $14 million and $64 million in total dividends during the three and nine months ended September 30, 2021, of which we paid $50 million (or $47.11 per share of Series A Preferred Stock) in dividends, including those mentioned above, during the nine months ended September 30, 2021.
On October 15, 2021, we redeemed the remaining 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $635 million, including an $18 million redemption premium and $17 million of accrued dividends. We anticipate the loss on redemption of Preferred Stock to be $107 million during the three months ended December 31, 2021, which will include a charge to additional paid-in capital for the redemption premium as well as $89 million related to 50% of the original issuance discount, issuance costs and the Warrants value.
Warrants to Purchase Company Common Stock. Pursuant to the investment agreements, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of our common stock at an exercise price of $72.00 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on our common stock. The Warrants are exercisable on a net share settlement basis and expire ten years after the closing date. In May 2021, the Apollo Purchaser exercised all of the Warrants it held and received approximately 2.5 million shares of our common stock in respect thereof. As of September 30, 2021, the Silver Lake Purchasers’ warrants remain outstanding.

Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and paid the following common stock dividend during the nine months ended September 30, 2020:

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
Treasury Stock
As of September 30, 2021, the Company’s treasury stock was comprised of approximately 124.2 million common stock and 7.3 million Class B shares. As of December 31, 2020, the Company’s treasury stock was comprised of approximately 123.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million outstanding shares of our common stock. We made no share repurchases during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we repurchased, through open market transactions, 3.4 million shares under these authorizations for the total cost of $370 million, excluding transaction costs, representing an average repurchase price of $109.88 per share. As of September 30, 2021, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.
Accumulated Other Comprehensive Loss
The balance of accumulated other comprehensive loss as of September 30, 2021 and December 31, 2020 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at September 30, 2021 of $34 million ($45 million before tax) and $69 million ($90 million before tax) at December 31, 2020 associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets.
Note 6 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$376	$(192)	$(374)	$(2,229)
Preferred stock dividend	(14)	(29)	(64)	(46)
Loss on redemption of preferred stock	—	—	(107)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$362	$(221)	$(545)	$(2,275)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.40	$(1.56)	$(3.67)	$(16.13)
Diluted	2.26	(1.56)	(3.67)	(16.13)
Weighted average number of shares outstanding (000's):
Basic	151,019	141,306	148,453	141,068
Dilutive effect of:
Convertible Notes	3,921	—	—	—
Stock-based awards	3,271	—	—	—
Warrants to purchase common stock	2,244	—	—	—
Other dilutive securities	5	—	—	—
Diluted	160,460	141,306	148,453	141,068
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share

Notes to Consolidated Financial Statements – (Continued)

amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended September 30, 2021, approximately 5 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the nine months ended September 30, 2021, approximately 18 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2020, approximately 25 million of outstanding stock awards and common stock warrants were excluded.
Note 7 – Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $54 million and $206 million in restructuring and related reorganization charges during the nine months ended September 30, 2021 and 2020. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2021 of up to $10 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
The following table summarizes the restructuring and related reorganization activity for the nine months ended September 30, 2021:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2021	$103	$—	$103
Charges	26	28	54
Payments	(64)	(6)	(70)
Non-cash items	(4)	(16)	(20)
Accrued liability as of September 30, 2021	$61	$6	$67
Note 8 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2021, the effective tax rate was an 18.7% expense on pre-tax income, compared to a 10.8% benefit on pre-tax loss for the three months ended September 30, 2020. The change in the effective tax rate was primarily due to discrete items in the prior year.
For the nine months ended September 30, 2021, the effective tax rate was a 25.3% benefit on a pre-tax loss, compared to a 12.0% benefit on pre-tax loss for the nine months ended September 30, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance recorded in the prior year.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Ten lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-eight of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million and $58 million as of September 30, 2021 and December 31, 2020, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On March 4, 2020, trivago filed a notice of appeal of part of that judgment at the Australian Federal Court. On November 4, 2020, the Australian Federal Court dismissed trivago's appeal. On October 18 and 19, 2021, the Australian Federal Court heard submissions from the parties regarding penalties and other orders. In its submissions, the ACCC proposed a penalty of at least AU$90 million and an injunction restraining trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL. trivago submitted that an appropriate penalty for the court to impose would be in the order of up to AU$15 million. The parties await a ruling. We recorded an estimated probable loss of approximately $11 million with respect to these proceedings in a previous period. An estimate for the reasonable possible loss or range of loss in excess of the amount reserved cannot be made.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Divestitures
On May 4, 2021, we announced that American Express Global Business Travel (“GBT”) made a binding offer to acquire Egencia, Expedia Group’s corporate travel arm included within our B2B segment. On August 4, 2021, Expedia Group accepted that offer, and on November 1, 2021, the sale was completed. As part of the transaction, Expedia Group received a minority ownership position in the combined business, and entered into a 10-year lodging supply agreement with GBT. During the fourth quarter of 2021, we anticipate recognizing a significant gain on sale of the business.
In addition, during the third quarter of 2020, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to a plan to divest certain smaller businesses within our Retail segment, one of which, SilverRail, completed its sale in October 2020. In addition, in April 2021, we completed the sale of Classic Vacations, which resulted in an immaterial gain within other, net in the consolidated statement of operations and net cash divested of approximately $56 million. In July 2021, we also completed the sale of another of our smaller businesses, Alice, within our Retail segment, which resulted in a gain of $53 million within other, net in the consolidated statement of operations and net cash received of $84 million.
As a result, the related assets and liabilities of the above disposal groups were considered held-for-sale and consisted of the following for each reporting period:
•Held-for-sale assets of $408 million as of September 30, 2021, which were primarily classified within cash of $40 million, accounts receivable of $137 million, property and equipment of $61 million, operating lease right-of-use asset of $16 million and goodwill of $122 million. Held-for-sale assets of $21 million as of December 31, 2020, which were primarily classified within cash of $5 million, accounts receivable of $2 million and prepaid expenses and other current assets of $12 million.
•Held-for-sale liabilities of $129 million as of September 30, 2021, which were primarily classified within merchant accounts payable of $27 million and accrued expenses and other current liabilities of $73 million. Held-for-sale liabilities of $53 million as of December 31, 2020, which were primarily classified within merchant accounts payable of $8 million, accrued expenses and other current liabilities of $5 million and deferred merchant bookings of $38 million.
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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and nine months ended September 30, 2021 and 2020. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,351	$490	$121	$—	$2,962
Intersegment revenue	—	—	42	(42)	—
Revenue	$2,351	$490	$163	$(42)	$2,962
Adjusted EBITDA	$867	$68	$18	$(98)	$855
Depreciation	(130)	(24)	(3)	(20)	(177)
Amortization of intangible assets	—	—	—	(24)	(24)
Stock-based compensation	—	—	—	(116)	(116)
Legal reserves, occupancy tax and other	—	—	—	(10)	(10)
Restructuring and related reorganization charges	—	—	—	(12)	(12)
Realized (gain) loss on revenue hedges	8	—	—	—	8
Operating income (loss)	$745	$44	$15	$(280)	524
Other expense, net					(59)
Income before income taxes					465
Provision for income taxes					(87)
Net income					378
Net income attributable to non-controlling interests					(2)
Net income attributable to Expedia Group, Inc.					376
Preferred stock dividend					(14)
Net income attributable to Expedia Group, Inc. common stockholders					$362

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,246	$203	$55	$—	$1,504
Intersegment revenue	—	—	15	(15)	—
Revenue	$1,246	$203	$70	$(15)	$1,504
Adjusted EBITDA	$429	$(52)	$7	$(80)	$304
Depreciation	(136)	(30)	(4)	(13)	(183)
Amortization of intangible assets	—	—	—	(37)	(37)
Impairment of goodwill	—	—	—	(14)	(14)
Impairment of intangible assets	—	—	—	(41)	(41)
Stock-based compensation	—	—	—	(47)	(47)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Restructuring and related reorganization charges	—	—	—	(78)	(78)
Realized (gain) loss on revenue hedges	(15)	—	—	—	(15)
Operating income (loss)	$278	$(82)	$3	$(312)	(113)
Other expense, net					(111)
Loss before income taxes					(224)
Provision for income taxes					24
Net loss					(200)
Net loss attributable to non-controlling interests					8
Net loss attributable to Expedia Group, Inc.					(192)
Preferred stock dividend					(29)
Net loss attributable to Expedia Group, Inc. common stockholders					$(221)

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$5,091	$979	$249	$—	$6,319
Intersegment revenue	—	—	75	(75)	—
Revenue	$5,091	$979	$324	$(75)	$6,319
Adjusted EBITDA	$1,264	$—	$19	$(285)	$998
Depreciation	(396)	(78)	(8)	(56)	(538)
Amortization of intangible assets	—	—	—	(77)	(77)
Stock-based compensation	—	—	—	(319)	(319)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Restructuring and related reorganization charges	—	—	—	(54)	(54)
Realized (gain) loss on revenue hedges	14	—	—	—	14
Operating income (loss)	$882	$(78)	$11	$(792)	23
Other expense, net					(532)
Loss before income taxes					(509)
Provision for income taxes					129
Net loss					(380)
Net loss attributable to non-controlling interests					6
Net loss attributable to Expedia Group, Inc.					(374)
Preferred stock dividend					(64)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(545)

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,291	$756	$173	$59	$4,279
Intersegment revenue	—	—	69	(69)	—
Revenue	$3,291	$756	$242	$(10)	$4,279
Adjusted EBITDA	$248	$(154)	$(10)	$(292)	$(208)
Depreciation	(400)	(96)	(10)	(53)	(559)
Amortization of intangible assets	—	—	—	(122)	(122)
Impairment of goodwill	—	—	—	(799)	(799)
Impairment of intangible assets	—	—	—	(172)	(172)
Stock-based compensation	—	—	—	(156)	(156)
Legal reserves, occupancy tax and other	—	—	—	11	11
Restructuring and related reorganization charges	—	—	—	(206)	(206)
Realized (gain) loss on revenue hedges	(42)	(3)	—	—	(45)
Operating loss	$(194)	$(253)	$(20)	$(1,789)	(2,256)
Other expense, net					(400)
Loss before income taxes					(2,656)
Provision for income taxes					319
Net loss					(2,337)
Net loss attributable to non-controlling interests					108
Net loss attributable to Expedia Group, Inc.					(2,229)
Preferred stock dividend					(46)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,275)
Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Business Model:
Merchant	$1,923	$1,032	$4,057	$2,740
Agency	800	329	1,696	996
Advertising, media and other	239	143	566	543
Total revenue	$2,962	$1,504	$6,319	$4,279
Service Type:
Lodging	$2,300	$1,229	$4,736	$3,258
Air	61	27	189	67
Advertising and media	202	94	451	322
Other(1)	399	154	943	632
Total revenue	$2,962	$1,504	$6,319	$4,279

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business, among other revenue streams, none of which are individually material. Other also includes product revenue of $59 million during the nine months ended September 30, 2020 related to Bodybuilding.com, which was sold in May 2020.

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

The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. Additionally, there continues to be uncertainty over the impact of the delta or other new variants of the virus, including the efficacy of the vaccines against such variants, which has contributed, and may continue to contribute, to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity, which if COVID-19 starts to increase again, could lead to a reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for 2020 were significantly impacted due to the decrease in travel demand related to COVID-19. While we have seen an improvement in trends during 2021, the impact to the overall travel market, and our business, has continued. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
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
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2021, lodging accounted for 78%. As a result of the improvement in travel demand this year, stayed room nights grew 59% in the third quarter of 2021 and 25% in the first nine months of 2021, as compared to a decline of 55% in 2020 and growth of 11% in 2019. The timing of a further recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites decreased 1% in 2019, increased 3% in 2020 and increased 20% in the first nine months of 2021. During 2020 and the first nine months of 2021, the year-over-year increase in ADRs for our Vrbo business remained elevated compared to years prior to the COVID-19 outbreak. Vrbo carries a higher ADR than hotels and has accounted for a higher percentage of room nights due to the faster recovery in alternative accommodations during this period.
The uncertain environment as a result of COVID-19, including travel restrictions and shifts in consumer behavior, the mix of our lodging bookings across geographies and types of accommodations, and general variability in supply and demand, make it difficult to predict ADR trends in the near-term.
As of September 30, 2021, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 885,000 hotels.
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
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. During the third and fourth quarter of 2020, air passenger traffic declines further moderated and remained stable, but continue to lag the recovery in lodging bookings. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to 60 to 65% in mid-October 2020 and, as of mid-October 2021, further moderated to down 20 to 25% compared to 2019 levels.
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
Air ticket volumes increased 132% during the third quarter of 2021 and 32% in first nine months of 2021 compared to a decline of 63% in 2020 and an increase of 7% in 2019. As a percentage of our total worldwide revenue in the third quarter of 2021, air accounted for 2%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the third quarter of 2021, we generated $202 million of advertising and media revenue, a 116% increase from the same period in 2020, representing 7% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers see consumer demand that warrants increasing in their advertising spend with trivago.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and first nine months of 2021. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of September 30, 2021, and $58 million as of December 31, 2020.
Certain jurisdictions, including without limitation the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Maine, Nebraska, Vermont, Mississippi, Virginia, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including without limitation the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Nebraska, Vermont, Colorado, Mississippi, Virginia, the city of New York and the District of Columbia, as well as certain other jurisdictions.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Gross bookings	$18,725	$8,631	117%	$54,962	$29,228	88%
Revenue margin (1)	15.8%	17.4%		11.5%	14.6%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and nine months ended September 30, 2021, gross bookings increased 117% and 88%, compared to the same periods in 2020. Booking trends for our lodging, air and other travel products all improved sequentially in the second quarter of 2021 from the first quarter, but decreased sequentially in the third quarter of 2021 from the second quarter largely due to the impact of the COVID-19 delta variant.
Revenue margin for the nine months ended September 30, 2020 was higher than in the current period due in part to significant lodging cancellations in the prior year period, which reduced gross bookings, creating an unusual mix of bookings and revenue.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$2,351	$1,246	89%	$5,091	$3,291	55%
B2B	490	203	142%	979	756	30%
trivago (Third-party revenue)	121	55	119%	249	173	43%
Corporate (Bodybuilding.com)	—	—	N/A	—	59	N/A
Total revenue	$2,962	$1,504	97%	$6,319	$4,279	48%
Revenue increased 97% and 48% for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Our Retail, B2B and trivago segments revenue all increased compared to prior year periods with the growth reflecting improvements in travel trends during the current year.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,300	$1,229	87%	$4,736	$3,258	45%
Air	61	27	128%	189	67	183%
Advertising and media(1)	202	94	116%	451	322	40%
Other	399	154	159%	943	632	49%
Total revenue	$2,962	$1,504	97%	$6,319	$4,279	48%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 87% and 45% for the three and nine months ended September 30, 2021, compared to the same periods in 2020, on a 59% and 25% increase in room nights stayed and a 17% and 16% increase in revenue per room night across hotel and alternative accommodations. For the three and nine months ended September 30, 2021, revenue per room night benefited from higher ADRs driven by an increase in regional rates and a higher mix of U.S. hotels.
Air revenue increased for the three and nine months ended September 30, 2021 driven by an increase in air tickets sold of 132% and 32% as air travel demand improved.
Advertising and media revenue increased 116% and 40% for the three and nine months ended September 30, 2021, compared to the same periods in 2020, due to increases at both trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business and Bodybuilding.com (through its sale in May 2020), increased 159% and 49% for the three and nine months ended September 30, 2021, compared to the same periods in 2020, from growth in car as well as travel insurance products.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$1,923	$1,032	86%	$4,057	$2,740	48%
Agency	800	329	143%	1,696	996	70%
Advertising, media and other	239	143	67%	566	543	4%
Total revenue	$2,962	$1,504	97%	$6,319	$4,279	48%
Merchant revenue increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue.
Agency revenue increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in agency hotel, car and air revenue.
Advertising, media and other increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in advertising revenue. The year-to-date period increase was largely offset by declines related to our prior year sale of Bodybuilding.com and certain miscellaneous other declines.
In the below discussion, we reclassified certain prior period information to conform to the current period presentation primarily related to the classification of licensing and maintenance costs within our operating expenses. For additional information, see Note 1 – Basis of Presentation in the notes to the consolidated financial statements.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Direct costs	$339	$250	35%	$806	$977	(17)%
Personnel and overhead	103	113	(8)%	321	396	(19)%
Total cost of revenue	$442	$363	22%	$1,127	$1,373	(18)%
% of revenue	14.9%	24.1%		17.8%	32.1%
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
Cost of revenue increased $79 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to increased expenses from significantly higher transaction volumes, including merchant fees.
Cost of revenue decreased $246 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease in bad debt expense, which was significantly elevated in the first nine months of 2020 due to the initial impacts of COVID-19, decreased customer service and personnel costs, and the absence of expenses related to Bodybuilding.com, which was disposed of in the second quarter of 2020. These decreases were partially offset by an increase in merchant fees resulting from recovering transaction volumes.

Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Direct costs	$1,132	$337	236%	$2,621	$1,381	90%
Indirect costs	182	188	(3)%	556	640	(13)%
Total selling and marketing	$1,314	$525	150%	$3,177	$2,021	57%
% of revenue	44.3%	35.0%		50.3%	47.2%
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
Selling and marketing expenses increased $789 million and $1.2 billion during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to an increase in direct costs as marketing spend increased in response to improved demand. The change in indirect costs reflect lower personnel costs in connection with previously announced cost savings initiatives, partially offset by higher stock-based compensation expense.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$205	$166	24%	$583	$580	1%
Other	72	76	(5)%	217	248	(12)%
Total technology and content	$277	$242	15%	$800	$828	(3)%
% of revenue	9.4%	16.1%		12.7%	19.4%
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
Technology and content expense increased $35 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily reflecting higher personnel and related costs resulting largely from compensation change impacts, which shifted discretionary bonuses to salary in the current year, as well as higher stock-based compensation expense.
Technology and content expense decreased $28 million during the nine months ended September 30, 2021, compared to the same period in 2020, primarily reflecting lower personnel and related costs as well as license and maintenance expense in connection with previously announced cost savings initiatives, partially offset by higher stock-based compensation.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$145	$102	43%	$413	$348	19%
Professional fees and other	37	30	23%	109	118	(9)%
Total general and administrative	$182	$132	38%	$522	$466	12%
% of revenue	6.2%	8.8%		8.3%	10.9%

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased $50 million and $56 million during the three and nine months ended September 30, 2021, compared to the same periods in 2020, mainly due to an increase in stock-based compensation. To a lesser extent, the increase during the quarterly period was also due to an increase in other personnel costs. The increase in the year-to-date period was partially offset by a decrease in personnel costs in connection with previously announced savings initiatives.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Depreciation	$177	$183	(3)%	$538	$559	(4)%
Amortization of intangible assets	24	37	(36)%	77	122	(37)%
Total depreciation and amortization	$201	$220	(9)%	$615	$681	(10)%
Depreciation decreased $6 million and $21 million during the three and nine months ended September 30, 2021, compared to the same periods in 2020. Amortization of intangible assets decreased $13 million and $45 million during the three and nine months ended September 30, 2021, compared to the same periods in 2020 primarily due to the completion of amortization related to certain intangible assets as well as the impact of definite-lived intangible impairments in the prior year.
Impairment of Goodwill and Intangible Assets

During the three and nine months ended September 30, 2020, as a result of the significant negative impact related to COVID-19, which had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $14 million and $799 million as well as intangible asset impairment charges of $41 million and $172 million. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$10	$2	452%	$1	$(11)	N/A
% of revenue	0.3%	0.1%		—%	(0.3)%
Legal reserves, occupancy tax and other consists of changes in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for three months ended September 30, 2021 primarily included a charge for certain other legal reserves. For the nine months ended September 30, 2021, these charges were mostly offset by net reductions to our reserve related to hotel occupancy and other taxes. During the nine months ended September 30, 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $12 million and $78 million in restructuring and related reorganization charges during the three months ended September 30, 2021 and 2020 and, during the nine months ended September 30, 2021 and 2020, we recognized $54 million and $206 million. Based on current plans, which are subject to change, we expect total reorganization charges in the remainder of 2021 of up to $10 million. However, we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we will incur additional reorganization charges.
Operating Income (Loss)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$524	$(113)	N/A	$23	$(2,256)	N/A
% of revenue	17.7%	(7.5)%		0.4%	(52.7)%
During the three and nine months ended September 30, 2021, we had operating income of $524 million and $23 million, compared to operating losses of $113 million and $2.3 billion for the same periods in 2020. The improvement in the current year periods was primarily due to growth in revenue in excess of operating costs. The change for the year-to-date period was also impacted by the prior year goodwill and intangible impairment charges mentioned above.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Retail	$867	$429	102%	$1,264	$248	411%
B2B	68	(52)	N/A	—	(154)	N/A
trivago	18	7	170%	19	(10)	N/A
Unallocated overhead costs (Corporate) (1)	(98)	(80)	23%	(285)	(292)	(2)%
Total Adjusted EBITDA (2)	$855	$304	181%	$998	$(208)	N/A
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
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA in current year periods as a result of the recovering travel environment as well as impacts of the costs saving initiatives implemented in 2020.
Unallocated overhead costs increased $18 million during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in general and administrative expenses. Unallocated overhead costs during the nine months ended September 30, 2021 was comparable to the same period in 2020.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Interest income	$2	$3	(25)%	$5	$16	(66)%
Interest expense	(86)	(113)	(23)%	(267)	(258)	4%
Loss on debt extinguishment	—	—	N/A	(280)	—	N/A

Interest income decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, as a result of lower rates of return. Interest expense decreased for the three months ended September 30, 2021, compared to the same period in 2020, primarily as a result of interest related to high cost senior notes outstanding in the prior year but extinguished in March 2021, as well as interest related to our prior year draw on our revolving credit facility, which we fully repaid in December 2020. Interest expense increased for the nine months ended September 30, 2021, compared to the same period in 2020, primarily as a result of higher average debt balances due to additional debt issued since May 2020, partially offset by prior year interest expense related to the outstanding revolving credit facility.
As a result of the debt refinancing transactions during the nine months ended September 30, 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs. See Note 4 – Debt in the notes to the consolidated financial statements for further information.
Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	($ in millions)
Foreign exchange rate gains (losses), net	$(24)	$10	$(42)	$52
Gains (losses) on minority equity investments, net	(11)	(7)	(7)	(202)
Gain (loss) on sale of businesses, net	54	—	55	(1)
Other	6	(4)	4	(7)
Total other, net	$25	$(1)	$10	$(158)
In July 2021, we completed the sale of one of our smaller businesses within our Retail segment, which resulted in a gain of $53 million. See Note 10 – Divestitures in the notes to the consolidated financial statements for further information.
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
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$87	$(24)	N/A	$(129)	$(319)	(60)%
Effective tax rate	18.7%	10.8%		25.3%	12.0%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2021, the effective tax rate was an 18.7% expense on pre-tax income, compared to a 10.8% benefit on pre-tax loss for the three months ended September 30, 2020. The change in the effective tax rate was primarily due to discrete items in the prior year.
For the nine months ended September 30, 2021, the effective tax rate was a 25.3% benefit on a pre-tax loss, compared to a 12.0% benefit on pre-tax loss for the nine months ended September 30, 2020. The change in the effective tax rate was primarily due to nondeductible impairments and a valuation allowance recorded in the prior year.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$376	$(192)	$(374)	$(2,229)
Net income (loss) attributable to non-controlling interests	2	(8)	(6)	(108)
Provision for income taxes	87	(24)	(129)	(319)
Total other expense, net	59	111	532	400
Operating income (loss)	524	(113)	23	(2,256)
Gain (loss) on revenue hedges related to revenue recognized	(8)	15	(14)	45
Restructuring and related reorganization charges	12	78	54	206
Legal reserves, occupancy tax and other	10	2	1	(11)
Stock-based compensation	116	47	319	156
Depreciation and amortization	201	220	615	681
Impairment of goodwill	—	14	—	799
Impairment of intangible assets	—	41	—	172
Adjusted EBITDA	$855	$304	$998	$(208)

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $5.0 billion and $3.4 billion at September 30, 2021 and December 31, 2020. As of September 30, 2021, the total cash and cash equivalents and short-term investments held outside the United States was $840 million ($614 million in wholly-owned foreign subsidiaries and $226 million in majority-owned subsidiaries). Our credit facilities were essentially untapped at September 30, 2021 and December 31, 2020.
Managing our balance sheet prudently and maintaining appropriate liquidity are high priorities during the current COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the nine months ended September 30, 2021, we continued these actions, including suspension of our share repurchases and quarterly common stock dividends as well as completed the following:
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
•Extinguishment of High Cost Debt. On March 3, 2021, we used the net proceeds from the Convertible Notes and 2.95% Notes and completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the nine months ended September 30, 2021 comprised of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs.
•Repayment of Preferred Stock. On May 20, 2021, we completed the prepayment of 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand. On October 15, 2021, we completed the prepayment of the remaining 50% of the outstanding Series A Preferred Stock also at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2021, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “negative” and Fitch’s rating was BBB- with an outlook of “negative.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 3.6% and 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2021, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during the first nine months of 2021 have increased from 2020 levels, resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. We temporarily halted construction on our new headquarters during the initial quarantine order in March 2020 but restarted construction later in the year. We spent approximately $850 million on construction between 2016 and 2020 and approximately $23 million was spent during the nine months ended September 30, 2021. As of the end of the second quarter of 2021, the project was substantially complete and was within the expected total project spend of approximately $900 million.
Our cash flows are as follows:

	Nine months ended September 30,
	2021	2020	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,463	$(3,449)	$6,912
Investing activities	(506)	(107)	(399)
Financing activities	(351)	4,571	(4,922)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(126)	(31)	(95)
For the nine months ended September 30, 2021, net cash provided by operating activities was $3.5 billion compared to cash used in operations of $3.4 billion for the nine months ended September 30, 2020. In the prior year period, impacts from the COVID-19 pandemic resulted in a significant use of cash to fund working capital changes and operating losses compared to a current year cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash in the prior year for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to a meaningful increase in booking volumes and deferred merchant bookings in the current year period.
For the nine months ended September 30, 2021, cash used in investing activities increased $399 million compared to the prior year period largely due to lower net sales and maturities of investments, partially offset by lower capital expenditures, including those related to our new headquarters as our construction winds down.
For the nine months ended September 30, 2021, cash used in financing activities primarily included payments of approximately $2 billion related to the extinguishment of debt and $618 million for the 50% redemption of preferred stock both discussed above as well as $108 million of cash paid for treasury stock activity related to the vesting of equity instruments and $50 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2020, respectively, as well as $421 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2020, cash provided by financing activities primarily included $3.9 billion of net proceeds from the issuance of senior notes issued in May and July 2020, $1.1 billion of net proceeds from a private equity investment, $650 million of net proceeds from our revolving credit facilities draws, as well as $105 million of proceeds from the exercise of options and employee stock purchase plans. These sources were partially offset by cash paid to acquire shares of $419 million and cash dividend payments of $65 million.
During the nine months ended September 30, 2021, we paid $50 million (or $47.11 per share of Series A Preferred Stock) of dividends on our Series A Preferred Stock. At this time, we do not expect to make future quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2021 and 2020 of $126 million and $31 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.
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

	September 30, 2021	December 31, 2020
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$8,201	$5,076
Non-Current Assets	10,375	10,245
Current Liabilities	8,903	4,595
Non-Current Liabilities	8,247	8,804
Series A Preferred Stock	511	1,022

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Combined Statements of Operations Information:
Revenue	$5,251	$4,229
Operating loss (2)	(74)	(1,884)
Net loss	(338)	(1,890)
Net loss attributable to Obligors	(509)	(1,965)
(1)Current assets include intercompany receivables with non-guarantors of $1.4 billion as of September 30, 2021 and $1.2 billion as of December 31, 2020.
(2)Operating loss includes intercompany expenses with non-guarantors of $473 million for the nine months ended September 30, 2021 and $600 million for the year ended December 31, 2020.

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements
There have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2020. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2021. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Pine Bluff, Arkansas Litigation. On October 21, 2021, the Arkansas Supreme Court heard argument on the defendants’ appeal from the trial court’s decisions relating to certification of a damages class. On October 28, 2021, the court dismissed the appeal as premature based on its conclusion that the trial court had not yet issued a final judgment or order.
State of Louisiana/City of New Orleans Litigation. On August 26, 2021, the defendants filed writ applications with the Louisiana Supreme Court, which remain pending. Trial in the case is scheduled to begin April 4, 2022.
Jefferson Parish, Louisiana Litigation. The Louisiana Court of Appeals heard argument on October 13, 2021, and the parties await a ruling.
Clark County, Nevada Litigation. On July 13, 2021, defendants removed the case to federal court and plaintiffs subsequently filed a motion to remand. The court denied Plaintiff’s motion. On September 13, 2021, defendants filed a motion to dismiss the County’s common law and Nevada Deceptive Trade Practices Act claims. The motion to dismiss remains pending.
Broward County, Florida Litigation. The parties have reached a tentative settlement agreement.
Jasper County Development District #1, Texas Litigation. The parties have reached a tentative settlement agreement.
City of Charleston, South Carolina Litigation. On May 27, 2021, plaintiffs filed an amended complaint.

Non-Tax Litigation and Other Legal Proceeding
Helms-Burton Litigation. On October 4, 2021, the U.S. Court of Appeals for the Eleventh Circuit heard argument on plaintiff’s appeal of the dismissal of the Del Valle matter. On September 30, 2021, a new lawsuit was filed against Expedia, Eduardo Soto, as Personal Representative of the Estate of Osvaldo Soto v. Expedia Group, Inc., Booking.com B.V., and Booking Holdings Inc., No. 1:20-cv-24044-MGC, in the U.S. District Court for the Southern District of Florida, asserting similar claims under Title III of the Cuban Liberty and Democratic Solidarity Act.

Stockholder Litigation
In re Expedia Group, Inc. Stockholders Litigation. On November 2, 2021, the parties to the litigation and the Special Committee entered into a Stipulation of Compromise and Settlement which sets forth the terms and conditions for the proposed settlement and dismissal with prejudice of the litigation, subject to review and approval by the court upon notice to the stockholder class and the current stockholders of the Company. On November 3, 2021, the court entered its Scheduling Order with Respect to Notice of Settlement Hearing (the “Order”), which scheduled a hearing on the proposed settlement for January 19, 2022 to determine, among other things, whether the proposed settlement is fair, reasonable, adequate and in the best interests of the Company, the class and the current stockholders of the Company, and to consider an application for an award of attorneys’ fees and expenses by plaintiff’s counsel.
The Order also approved the form of Notice of Pendency and Proposed Settlement of Class and Derivative Action, Settlement Hearing and Right to Appear (the “Notice”), which will be mailed to stockholders and posted to the “Investors/Resources” section of the Company’s corporate website. The Notice describes the background and terms of the proposed settlement, which, if finally approved by the court following the settlement hearing, will result in the entry of a judgment, among other things, dismissing the litigation with prejudice and extinguishing and releasing the claims that were or would have been asserted in the litigation against the defendants and related persons.

Competition and Consumer Matters
On October 18 and 19, 2021, the Australian Federal Court heard submissions from the parties regarding penalties and other orders. In its submissions, the ACCC proposed a penalty of at least AU$90 million and an injunction restraining trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL. trivago submitted that an appropriate penalty for the court to impose would be in the order of up to AU$15 million. The parties await a ruling.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 4, 2021	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer