Form 10-K
period 2021-12-31
Expedia Group, Inc.
filed 2022-02-11
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2021, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $23,665,358,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 28, 2022 were approximately,
Common stock, $0.0001 par value per share	150,230,905	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (Proxy Statement)	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2021

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2021
Part I. Item 1. Business
We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also continue to affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Management Overview
COVID-19
The COVID-19 pandemic has severely restricted the level of economic activity around the world, had an unprecedented effect on the global travel industry and materially and negatively impacted our business, financial results and financial condition. Since the first quarter of 2020, the governments of many countries, states, cities and other geographic regions have implemented, and continue to implement, a variety of containment measures, including travel restrictions, bans and advisories, instructions to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, “shelter-in-place” orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. While the process of vaccinating their residents against COVID-19 is underway in many countries, with various levels of success, the large scale and challenging logistics of distributing the vaccines, the unavailability of vaccines in many regions, the impact of vaccine hesitancy, as well as uncertainty over the efficacy of the vaccine against new variants of the virus, may all contribute to delays in economic recovery, particularly for the travel industry.
Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
General Description of Our Business
Expedia Group, Inc. is an online travel company, and our mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel. We seek to grow our business through a dynamic portfolio of travel brands, including our majority-owned subsidiaries, that feature a broad multi-product supply portfolio — with approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 875,000 hotels, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences across most countries. Travel suppliers distribute and market products via our desktop and mobile offerings, as well as through alternative distribution channels, our business partnerships and our call centers in order to reach our extensive global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large multi-platform audience of travelers around the globe.
Over 25 years ago, we began operations as one of the first online travel agencies (“OTAs”) and played a significant role in revolutionizing and democratizing travel, by empowering customers to manage their own travel plans. We did so by building and then leveraging proprietary technology to connect partners and their respective inventory to those travelers, while unlocking the marketplace for travel to other businesses as well. Since then, the travel industry has experienced significant transformation, including the material shift from offline to online travel booking. This transformation led to many years of exciting growth for OTAs along with increased competition. In order to remain innovative and competitive, we made several strategic acquisitions, which materially expanded the breadth and depth of our Company. Much of our strategy leading up to the COVID-19 pandemic focused on our brands competing aggressively for share all the around the world, each with their own offerings and benefits. While this avoided potential disruptions from integrating the acquired brands, it also created certain complexities and inefficiencies over time.
As a result, in 2020, we shifted to a platform operating model, which enabled us to deliver more scalable services and operate more efficiently. For example, we now manage our marketing investments holistically across the brand portfolio, allowing us to optimize results better, while running on a unified marketing technology platform has improved our performance marketing capabilities. More recently, we shifted to a more unified brand strategy within our Retail business where we have a combined team making decisions across all our brands. These changes were made in an effort to simplify and streamline our organization, improve our cost structure, and the operation of our business.
Within our B2B business, on November 1, 2021, the sale of Egencia to American Express Global Business Travel (“GBT”) was completed. As part of the transaction, Expedia Group received a minority ownership position in the combined business and entered into a 10-year lodging supply agreement with GBT. Moreover, to help streamline activities and focus on our core businesses, we have closed, shut down or sold a number of businesses since the beginning of 2020, the largest of which was Egencia. Overall, we have made good progress on the foundational work to help streamline and simplify the organization over roughly the past two years and therefore can now increase our focus on further improving the travel experience, which was also the Company’s underlying goal more than two decades ago.
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
Leverage Brand and Supply Strength to Power the Travel Ecosystem. We believe the strength of our brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. Recently, we shifted to more of a unified brand strategy with an increased focus on uniting our retail brands and teams under one centralized group, which we believe will enable us to drive further value to travelers. For example, in 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform spanning all products and global brands. We also market to consumers through a variety of channels, including internet search, metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting new visitors.
Our portfolio of brands, operated and organized by reportable segment are as follows:
Retail. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through recognized consumer brands that target a variety of customer segments and geographic regions with tailored offerings. Our portfolio of retail brands include:
•Brand Expedia. Brand Expedia is a leading full-service online travel brand with localized websites in a wide range of countries around the world offering a wide selection of travel products and services. Across the more than 25 years that Brand Expedia has been helping people travel with confidence and ease, we have learned that travelers benefit when Brand Expedia continually improves and optimizes its offering, to ensure that travelers the world over can book the trip they need, in the manner they choose, at any point and save.
•Hotels.com. Hotels.com focuses on marketing lodging accommodations with a vast footprint of localized websites worldwide.
•Vrbo. Vrbo (previously HomeAway), operates an online marketplace for the alternative accommodations industry. The Vrbo portfolio includes the vacation rental website, Vrbo, which operates localized websites around the world as well as other regional brands. Vrbo's mission is to find every family the space they need to relax, reconnect, and enjoy precious time away together.
•Our other brands include Orbitz, Travelocity, ebookers and Wotif Group. These brands enable further connection to customers worldwide through targeted and unique marketing campaigns and access to various travel services and products.
B2B. Our B2B segment encompasses our Expedia Business Services organization, which includes Expedia Partner Solutions. Expedia Partner Solutions partners with businesses in a wide spectrum of countries across a wide range of travel and non-travel verticals including corporate travel management, airlines, travel agents, online retailers and financial institutions, who market Expedia Group rates and availabilities to their travelers. Expedia Partner Solutions' partners can benefit from Expedia Group technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through Expedia Partner Solutions’ API, Rapid; adopting one of Expedia Partner Solutions’ customized white label or co-branded ecommerce template solutions Hotels.com for partners; or Expedia.com for partners; or a powerful agent booking tool, Expedia TAAP. Prior to its sale on November 1, 2021, our B2B segment also included Egencia, which was our full-service travel management company.
trivago. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. trivago is our majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from hundreds of booking websites for millions of hotels and other accommodations. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide. Subsequent to its initial public offering ("IPO") in December 2016, the company is listed on the Nasdaq Global Select Market and trades under the symbol "TRVG."
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. During 2020, Expedia Group shifted to a platform operating model with more unified technology, product, data engineering and data science teams building services and capabilities that are leveraged across our business units to serve our end customers and provide value-add services to our travel suppliers. This model enables us to deliver more scalable services and operate more efficiently. All of our transaction-based businesses share and benefit from our platform infrastructure, including customer servicing and support, data centers, search capabilities and transaction processing functions, including payment processing and fraud operations.
As we continue to evolve our platform infrastructure, our focus is on developing technical capabilities that support various travel products while using common applications and frameworks. We believe this strategy will enable us to: build in parallel because of simpler, standard architecture; ship products faster; create more innovative solutions; and achieve greater scale. And ultimately, we believe this will result in faster product innovation and therefore better traveler experiences, which is a bigger focus for the Company going forward. In addition, over time, as we enable domains around application development frameworks, we believe we can unlock additional platform service opportunities beyond our internal brands and other business travel partners.
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
Our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. Significant amounts of our owned computer hardware for operating the websites are located at these facilities. Additionally, we are in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase our utilization of public cloud computing services, such as Amazon Web Services ("AWS"). For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I, Item 1A — Risk Factors.
Business Models
We make travel products and services available both on a stand-alone and package basis, primarily through the following business models: the merchant model, the agency model and the advertising model.
•Merchant Model. Under the merchant model, we facilitate the booking of hotel rooms, alternative accommodations, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings. For example, we provide travelers access to book hotel room reservations through our contracts with lodging suppliers, which provide us with rates and availability information for rooms but for which we have no control over the rooms and do not bear inventory risk. Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. The majority of our merchant transactions relate to lodging bookings.
•Agency Model. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. We record revenue on air transactions when the traveler books the transaction, as we do not typically provide significant post booking services to the traveler and payments due to and from air carriers are typically due at the time of ticketing. Additionally, we generally record agency revenue from the hotel when the stayed night occurs as we provide post booking services to the traveler and, thus consider the stay as when our performance obligation is satisfied; and
•Advertising Model. Under the advertising model we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings across several of our transaction-based websites, as well as on our majority-owned metasearch site, trivago.
For the year ended December 31, 2021, we had total revenue of $8.6 billion, with merchant, agency and advertising, media and other accounting for 64%, 27%, and 9% of total revenue, respectively.
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
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our various brands, drive traffic and ultimately bookings through our various brands and businesses, optimize ongoing traveler acquisition costs and strategically position our brands in relation to one another. Our long-term success and profitability depends on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our websites. We manage our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.
Our marketing channels primarily include online advertising, including search engine marketing and optimization as well as metasearch, social media websites, brand advertising through online and offline channels, loyalty programs, mobile apps and direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our current traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia®Rewards on a wide array of Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform spanning all products and global brands. The cost of our loyalty programs is recorded as a reduction of revenue in our consolidated financial statements.
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
Human Capital Management
People, Company Culture and Total Rewards
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2021, we have a team of 14,800 employees across more than 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2021, nearly one half of our people work in technology roles.
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
•Employment and hiring targets for women to occupy 50% of roles at all levels by the end of 2025 and for 25% of U.S. external hires to come from racially and ethnically underrepresented groups;
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

COVID-19 Response
As the COVID-19 pandemic has continued, our employees remain focused on providing positive experiences for travelers. Most of our offices were closed to ensure the health and safety for our employees who transitioned to working from their homes. Subsequently, we have opened the majority of our global offices with additional safety measures including contact tracing, enhanced cleaning, and ongoing communications. We continue to actively monitor health and safety guidance from local governments. We also took several actions to provide additional support to our employees during this period, including:
•The continued expansion of our wellness reimbursement program, which provides reimbursement for certain health and wellness expenses, to allow employees to use the benefit for the purchase of home office equipment, virtual mental and emotional health services amongst providing the flexibility to avail any well-being related goods and services for themselves and their families;
•Recognizing the need for greater wellness assistance, we provided employees with the flexibility to use our travel reimbursement benefit program for health and wellness expenses and vice versa. We also launched a global chat-based mental health clinical support resource for employees to expand access to these services;
•Maintaining a COVID-19 Resource Center, providing quick access to important resources for employees working from home, including mental and physical health resources, access to our employee assistance program, regular updates from our Inclusion & Diversity Team, social discussion forums, locally organized vaccination drives, and regular updates on office closings and re-openings; and
•A Junior Journeys and a YMCA partnership, focused on connecting employees who are caregivers to resources that provide needed support for children, including homework help, IT support and storytelling.
Equity Ownership and Voting Control
As of December 31, 2021, there were approximately 150.1 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2021, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% of Expedia Group’s outstanding Class B common stock (or, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 4% of Expedia Group’s outstanding common stock), representing approximately 27% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. Mr. Diller and the Family Foundation acquired the 5.5 million shares of Expedia Class B common stock they currently own (the “Original Shares”) pursuant to an exchange of the same number of shares of Expedia Group common stock with Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in connection with Expedia Group’s acquisition of Liberty Expedia Holdings on July 26, 2019.
As a result of his ownership interests and voting power, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets.
The foregoing summary is qualified in its entirety by reference to the full text of the Settlement Order entered January 19, 2022, and the Stipulation of Compromise and Settlement dated November 2, 2021 filed as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K.
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
The COVID-19 pandemic has severely restricted the level of economic activity around the world, had an unprecedented effect on the global travel industry and materially and negatively impacted our business, financial results and financial condition.
Since the first quarter of 2020, the governments of many countries, states, cities and other geographic regions have implemented, and continue to implement, a variety of containment measures, including travel restrictions, bans and advisories, instructions to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, “shelter-in-place” orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. During the course of the pandemic, governments have implemented additional containment measures in response to new variants of the virus, including most-recently in response to the Omicron variant. Individuals’ ability to travel has also been curtailed through border closures, mandated travel restrictions and limited operations of hotels and airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses. While the process of vaccinating their residents against COVID-19 is underway in many countries, with various levels of success, the large scale and challenging logistics of distributing the vaccines, the unavailability of vaccines in many regions, the impact of vaccine hesitancy, as well as uncertainty over the efficacy of the vaccine against new variants of the virus, may all contribute to delays in economic recovery, particularly for the travel industry.
The measures implemented to contain the COVID-19 pandemic have at times led to significantly heightened levels of cancellations and continues to have a negative impact on the number of new travel bookings. Moreover, we have modified our cancellation policies in light of the COVID-19 pandemic and will continue to adapt our cancellation policies as the situation evolves. The significant increase in refunds that we experienced in 2020 and may continue to experience has led to materially negative cash flow, which has and will continue to negatively impact our cash balance and overall liquidity position until travel demand begins to recover from current levels. We also may be negatively impacted by the loss of opportunity to cross-sell or market products and services to customers who originally booked air travel with us, but who will ultimately redeem air travel credits received during the COVID-19 pandemic directly from the airlines. We may also face inquiries and investigations from government regulators who claim that we should have refunded travelers or taken actions to otherwise provide redress to travelers who could not travel due to COVID-19 restrictions.
The pandemic has impeded global economic activity for an extended period and could continue to do so, even as restrictions are moderated or lifted and vaccines become more widely distributed, leading to a continuation of the already significant decrease in per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel. In turn, that could have a negative impact on demand for our services and could lead our partners, or us, to reduce prices or offer incentives to attract travelers. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. In particular, we may need to adapt to a travel industry with fewer and different suppliers as well as structural changes to certain types of travel.
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

We operate in an intensely competitive global environment and we may be unable to compete successfully with our current or future competitors.
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
Online travel agencies and alternative accommodations providers. In particular, we face increasing competition from other OTAs and alternative accommodations in many regions, such as Booking Holdings (through its Booking.com and Agoda.com websites), Trip.com, and Airbnb, any of which may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. Our OTA competitors are increasingly expanding the range of travel services they offer and the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. Airbnb, Booking Holdings and other providers of alternative accommodations provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation providers could affect overall travel patterns generally, and the demand for our services specifically, in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb has, and similar providers could, increasingly look to add other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
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
Search engines and large online portal websites. We also face increasing competition from Google and other search engines. There could be a material adverse impact on our business and financial performance to the extent that Google continues to use its market position to disintermediate online travel agencies through its own offerings or capabilities, refer customers directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, offer the ability to transact on its own website, or promote its own competing products by placing its own offerings at the top of organic search results.
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
Travel metasearch websites. Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia Group), TripAdvisor, Skyscanner and Qunar (both are subsidiaries of Trip.com), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have looked to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain market share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also now compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago’s business and therefore our results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
Corporate travel management service providers. By virtue of our minority ownership stake in, and long-term supply agreement with, GBT, we compete indirectly with online and traditional corporate travel providers, as well as vendors of corporate travel and expense management software and services. Our brands also compete to attract unmanaged business travelers.
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
In general, increased competition has resulted in, and may continue to result in, reduced margins, as well as loss of travelers, transactions and brand recognition and we cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or offer differentiated products and services to our travelers. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Some of our competitors may also have other significant advantages, such as greater financial resources or name recognition, more favorable corporate structures, or a broader global presence, among others.
Declines or disruptions in the travel industry could adversely affect our business and financial performance.
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, our business and financial performance are affected by the overall health of the worldwide travel industry. Factors that could negatively affect the travel industry in general and our business in particular, potentially materially, include: political instability, geopolitical conflicts, trade disputes, significant fluctuations in currency values, sovereign debt issues, macroeconomic concerns, bans on travel to and from certain countries, significant changes in oil prices, continued air carrier and hotel chain consolidation, reduced access to discount fares, travel strikes or labor unrest, labor shortages, whether due to the impact of the COVID-19 pandemic or otherwise, bankruptcies or liquidations, increased incidents of actual or threatened terrorism, natural disasters, travel-related accidents or grounding of aircraft due to safety concerns, and changes to visa and immigration requirements or border control policies. Our business is also sensitive to fluctuations in hotel supply, occupancy and Average Daily Rates (“ADRs”), changes in airline capacity and airline ticket prices and the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.
Our businesses may also be negatively impacted by direct and indirect impacts of climate change. Direct effects may include disruptions to travel due to more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, and indirect effects may include new travel-related regulations, policies or conditions related to sustainability and climate change concerns.
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
If our liquidity is materially diminished, we may not be able to timely pay debts or leases or comply with material provisions of our contractual obligations. Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet obligations and commitments to date, we cannot predict how the COVID-19 pandemic and resulting economic impacts could affect our liquidity in the future. Our substantial indebtedness, the availability of assets as collateral for loans or other indebtedness, and market conditions may make it difficult for us to raise additional capital on commercially reasonable terms to meet potential future liquidity needs.
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, advertising and managed corporate travel businesses and payment terms with suppliers. If, as was the case in 2020, our merchant hotel business declines, it would likely result in further pressure on our working capital cash balances, cash flow over time and liquidity.
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
As of December 31, 2021, we have outstanding long-term indebtedness, excluding current maturities, with a face value of $7.8 billion and we have revolving credit facilities with outstanding commitments totaling $2.0 billion, which is essentially untapped. Risks relating to our indebtedness include:

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
In addition, our revolving credit facilities require that we meet certain financial tests, including a leverage ratio test.
Any failure to comply with the restrictions of our credit facilities or any agreement governing our other indebtedness (including the indentures governing our outstanding senior notes) may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds and our secured lenders may be able to foreclose against the assets constituting collateral for our secured debt. In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise. The terms of our revolving credit facilities and the indentures governing our outstanding senior notes allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.
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
Moreover, for existing and future payment options we offer to both our customers and suppliers, we are and may increasingly be subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes, such as the EEA’s Revised Payment Services Directive (“PSD2”), which came into effect on January 1, 2021. PSD2 imposes new standards for payment security and strong customer authentication that may make it more difficult and time consuming to carry out a payment transaction which could result in significant costs to us and our suppliers and reduce the ease of use of our payments options.
Third-Party Payment Service Providers. We rely on agreements with third-party service providers to process our voluminous customer credit and debit card transactions and for the facilitation of customer bookings of travel services from our travel suppliers. Upon the occurrence of specified events, including material adverse changes in our financial condition, these agreements may allow the payment processors to withhold a significant amount of our cash (referred to as a “holdback”), require us to otherwise post security equal to a portion of bookings that have been processed by provider, or suspend their processing services. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
Payment Card Networks. The payment card networks, such as Visa, MasterCard and American Express, may increase the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on such transactions. Our payment processors have the right to pass any increases in interchange fees and assessments on to us, which could significantly increase our costs and thereby adversely affect our financial performance.
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
Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards or fraudulently obtained loyalty points. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). In addition, the payment card networks have rules around acceptable charge back ratios. Accordingly, we calculate and record an allowance for the resulting credit and debit card charge backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms (such as historically occurred with the introduction of smartphones, tablet computers and in-home assistants), and our global expansion, including into markets with a history of elevated fraudulent activity. In addition, we have not broadly adopted certain protective capabilities across our platform, such as mobile application-based multi-factor authentication or third-party identify verification, which approach could result in significantly increased fraudulent activity on our platform in the future.
If we are unable to effectively combat fraudulent bookings on our websites or mobile applications or if we otherwise experience increased levels of charge backs, we may also be subject to significant fines and higher transaction fees or payment card networks may revoke our access to their networks meaning we would be unable to continue to accept card payments, either of which could have a material adverse effect on our results of operations and financial positions.
In addition, we may be subject to fraudulent supplier schemes. For example, when onboarding suppliers to our websites, we may fail to identify falsified or stolen supplier credentials, which may result in fraudulent bookings or unauthorized access to personal or confidential information of users of our websites and mobile applications. A fraudulent supplier scheme could also result in negative publicity, damage to our reputation, and could cause users of our websites and mobile applications to lose confidence in the quality of our services. Any of these events would have a negative effect on the value of our brands, which could have an adverse impact on our financial performance.
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
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins if the proportion of our overall revenue from these markets grow over time. Additionally, some countries have enacted or are considering enacting data localization laws that make competition by foreign companies costly or operationally difficult in those markets.
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

We have acquired, invested in, divested or entered into significant commercial arrangements with a number of businesses in the past, and our future success may depend, in part, on such transactions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to such transactions that may have a material impact on our business are:

•	Diversion of management’s attention or other resources from our existing businesses;

•	Use of cash resources and incurrence of debt and contingent liabilities in funding and after consummating acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;

•	Expected and unexpected costs incurred in pursuing acquisitions, if unsuccessful could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and other liabilities and obligations of the acquired company;

•	Difficulties and expenses in assimilating or separating, as the case may be, the operations, products, technology, privacy protection systems, information systems or personnel of an acquired or divested company, including in the case of a divestiture our reliance on performance by the acquiring company;

•	Failure of the acquired company to achieve anticipated integration synergies, traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•	Entrance into markets in which we have no direct prior experience resulting in increased complexity in our business;

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;

•	Costs associated with remediating fraud, information security, or other similar incidents at an acquired company;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs or delays to obtain governmental or regulatory approvals for acquisitions;

•	Divestitures of functions, assets or operations may impede our ability to successfully operate our business, result in liability to purchasers, or consume significant resources;

•	Divested assets may be worth more than the consideration we receive in respect thereof;

•	Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit our ability to consummate acquisitions; and

•	Adverse market reaction to divestitures, acquisitions or investments or failure to consummate such transactions.

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
We rely on the performance of our employees and, if we are unable to retain or motivate our current employees or hire, retain and motivate qualified new personnel, our business would be harmed.
Our performance is largely dependent on the talents and efforts of our employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition for well-qualified employees is intense in almost all categories, including for software engineers, developers, product management personnel, development personnel, and other technology professionals, and in all geographies. The competition for talent is also exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to other companies recruiting and hiring our employees, an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to execute and innovate, our competitive position, and results of operations would be adversely affected. The current labor market is highly competitive and our personnel expenses to attract and retain key talent are increasing and may increase further, which may adversely affect our results of operations.
In addition, the contributions of Barry Diller, our Chairman and Senior Executive, Peter Kern, our Vice Chairman and Chief Executive Officer, as well as other members of our travel leadership team are critical to the overall management of the company. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Kern or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
We may not achieve some or all of the expected benefits of our plans to increase our operational efficiencies and our restructuring efforts may adversely affect our business.
During 2019, we initiated a restructuring of portions of our global workforce in an effort to simplify and streamline our organization, improve our cost structure and the operation of our overall businesses. In February 2020, we announced our intention to pursue operating cost savings by further simplifying our organization, streamlining priorities and operating more efficiently. Due to the COVID-19 pandemic, we implemented certain additional operational cost saving actions in 2020 and 2021 that went beyond what had been originally planned.
The operational efficiencies and restructuring actions we have undertaken in the past several years, as well as future actions, may not achieve our targeted operational cost savings, improvements and efficiencies, which could adversely impact our results of operations and financial condition. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, adverse effects on employee morale and productivity, or our ability to attract and retain highly skilled employees. Any of these consequences could adversely impact our business.
We are exposed to various counterparty risks.
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. As it relates to deposits, as of December 31, 2021, we held cash in bank depository accounts of approximately $3.7 billion and held term deposits of approximately $353 million. Additionally, majority-owned subsidiaries held cash of approximately $301 million. As it relates to foreign exchange, as of December 31, 2021, we were party to forward contracts with a notional value of approximately $1.7 billion, the fair value of which was an asset of approximately $3 million. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts, our ability to recover losses or to access or recover our assets held may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceeding, and the receipt and remittance of payments via such counterparties would be severely limited or cease. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our Expedia Business Services and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
We have foreign exchange risk.
We face exposure to movements in currency exchange rates (particularly those related to the British pound sterling, euro, Canadian dollar, Australian dollar, Brazilian real, and Swiss Franc currencies) that revalue our cash flows, monetary assets and liabilities, and translate our foreign subsidiary financial results to U.S. dollars. In particular, we face exposure related to fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay as well as the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
Legal and Regulatory Risks
Our alternative accommodations business is subject to legal and regulatory risks, which could have a material adverse effect on our operations and financial results.
Our alternative accommodations business has been, and continues to be, subject to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, or that regulate platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Other domestic and foreign jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business.
These new and evolving regulatory schemes add significant compliance risks to our business, including the risk of fines for noncompliance, as well as substantial internal costs and the allocation of resources to develop new internal compliance systems and processes. These obligations include verification of registration status of properties and the ongoing provision of information to governments about short-term rental owners and operators and requirements to withhold and report taxable income to governments. We may also remove properties from our websites if alternative accommodation owners or operators do not provide information we require to comply with applicable regulations.
We are not in a position to eliminate risks, such as personal injury, robbery or other harm, at alternative accommodation properties and we do not inspect or verify safety, such as fire code compliance or the presence of carbon monoxide detectors, which could result in claims of liability based on events occurring at properties listed on our platforms.
We have also experienced instances where properties listed on our sites are copied and travelers booking these properties outside of our websites are the subject of fraudulent requests for payment. In other cases, travelers have been asked to pay for their booking of properties listed on our website directly to the alternative accommodation operator and outside of our website, resulting in loss of revenue for us and increased risk of fraud for the traveler.
These risks could have a material adverse effect on our alternative accommodations business, including impacting our reputation and brand, as well as the results of operations of our alternative accommodations business, which in turn could have a material adverse effect on Expedia Group’s operations and financial results.
A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition (including our contractual provisions regarding pricing and travel suppliers), economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services, and our contractual relationships with travel suppliers who list on our sites. Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours could be costly and complex, and could adversely impact our ability to offer certain packages in the EEC.
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
The application of domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the relevant taxing authorities. Taxing authorities have become more aggressive in their enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments, as well as legislation, including new taxes on our technology platform and digital services. As such, potential tax liabilities may exceed our current tax reserves or may require us to modify our business practices and incur additional cost to comply, any of which may have a material adverse effect on our business.
A number of taxing authorities have made inquiries, filed lawsuits, and/or levied assessments asserting we are required to collect and/or remit state and local sales or use taxes, value added taxes, or other transactional taxes related to our travel facilitation services, including the legal proceedings described in Part I, Item 3, Legal Proceedings.
In the past we have been required, and in the future may be required, in certain jurisdictions to pay tax assessments prior to contesting their validity. A description of ongoing tax inquiries or audits in “pay-to-play” jurisdictions, is included in NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements.
Judgment and estimation are required in determining our worldwide tax liabilities. In the ordinary course of our business, there are transactions and calculations, including cross-jurisdictional transfer pricing, for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Taxing authorities may disagree with our cross-jurisdictional transfer pricing, including the amount or support for such charges. We believe our tax estimates are reasonable, however the final determination of tax audits may be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, potentially including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
The enactment of legislation implementing changes in taxation of domestic or international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.

Many of the statutory laws, rules, and regulations imposing taxes and other obligations were enacted before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules, and regulations directed at taxing the digital economy and multi-national businesses. If existing tax laws, rules, or regulations change, by amendment or new legislation, with respect to occupancy tax, sales tax, value-added taxes, goods and services tax, digital services tax, withholding taxes, revenue-based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the result of these changes could increase our tax liabilities. Potential outcomes include, prospectively or retrospectively, additional responsibility to collect and remit indirect taxes, including on behalf of travel suppliers, imposition of interest and penalties, multiple levels of taxation, and an obligation to comply with information reporting laws or regulations requiring us to provide information about travel suppliers, customers, and transactions on our technology platform. The outcome of these changes may have an adverse effect on our business or financial performance. Demand for our products and services may decrease if we pass on such costs to the consumer; tax reporting and compliance obligations may result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decide not to conduct business in particular jurisdictions.
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
Since releasing its interim report in 2018, the Organization for Economic Co-operation and Development (“OECD”) has proposed measures to address corporate tax challenges of the digital economy. These measures include a two-pillar approach, endorsed by member jurisdictions globally, that focuses on nexus, profit allocation, and minimum tax proposals. The OECD continues to develop the technical and implementation details of the approach for future adoption by jurisdictions. As the OECD continues its work, several territories have enacted or proposed measures to impose new digital services taxes on companies. However, certain territories have agreed to withdraw these digital service taxes once the OECD’s two-pillar approach has been implemented. These taxes are incremental to taxes historically incurred by the Company and result in taxation of the same revenue in multiple countries. The enacted and proposed measures may have an adverse effect on our business or financial performance.
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
Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. Cloud computing, the continued growth of alternative platforms and mobile computing devices, the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms, as well as other technological changes, including new devices, services and home assistants, and developing technologies, have, and will continue to require, new and costly investments. Transitioning to these new technologies may be disruptive to resources and the services we provide, and may increase our reliance on third party service providers. For example, we are in the midst of a multi-year project to migrate products, data storage and functionality and significantly increase our utilization of public cloud computing services, such as AWS.
We have been engaged in a multi-year effort to migrate key portions of our consumer, affiliate and corporate travel sites, as well as back-office application functionality, to new technology platforms, such as cloud computing services, to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have adversely affected, and may continue to adversely affect, our ability to develop new site features.
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
In addition, as a result of our efforts to migrate key portions of our platform functionality to AWS, we now depend on the availability of AWS’s services and any incident affecting AWS’s infrastructure and availability, which have occurred a number of times in the recent past, could adversely affect the availability of our platform and our ability to serve our customers, which could in turn damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that compromise the AWS services we use.
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
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Some U.S. states, including California, have passed comprehensive privacy legislation or are considering privacy legislation. In addition, the General Data Protection Regulation, or GDPR, that went into effect in the European Union in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data. At least 12 additional countries in Asia, Eastern Europe and Latin America have passed or are considering similar privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted. Although we have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations, the number and variety of regulations combined with our multi-product, multi-brand, global businesses, could nevertheless result in compliance failures. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 27% of the outstanding voting power of Expedia Group.
As of December 31, 2021, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 27% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he buys additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases shares of its common stock.
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
As a result of Mr. Diller’s ownership interests and voting power, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. Additionally, in the future, another holder of the Original Shares might have such a position of influence by virtue of ownership interests in the Original Shares. This concentrated ownership position could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to Expedia Group stockholders.

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
Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.
Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.
Risks Related to Ownership of our Stock
Our stock price is highly volatile.
The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to, among other risks, the risks described in this Item 1A, as well as:

•	Quarterly variations in our operating and financial results as well as that of our peer companies;

•	Operating and financial results that vary from the expectations of securities analysts and investors, including failure to deliver returns on investments or key initiatives;

•	Changes in our capital or governance structure;

•	Repurchases of our common stock;

•	Changes in the stock price or market valuations of trivago, our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	Changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	Announcements by us or our competitors of significant contracts, acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments as well as technological innovations, new services or promotional and discounting activities;

•	Dilution resulting from any conversion of our convertible debt into common stock;

•	Loss of a major travel supplier, such as an airline, hotel or car rental chain;

•	Lack of success in our efforts to increase our market share; and

•	Price and volume fluctuations in the stock markets in general.
Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

Part I. Item 1B. Unresolved Staff Comments
None.
Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which is approximately 650,000 square feet of office space.
In addition, we lease approximately 2.7 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which 1.1 million square feet is leased for domestic operations and 1.6 million for international operations.
Part I. Item 3. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third-party intellectual property rights and other statutory and common law claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
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
Litigation Relating to Occupancy and Other Taxes
A number of jurisdictions in the United States have filed lawsuits against online travel companies, including Expedia Group companies such as Hotels.com, Expedia, Hotwire, Orbitz and HomeAway, claiming that such travel companies have failed to collect and/or pay taxes (e.g., occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.), as well as related claims such as unjust enrichment, restitution, conversion and violation of consumer protection statutes, and seeking monetary (including tax, interest, and penalties), injunctive and/or declaratory relief. In addition, we may file complaints contesting tax assessments made by states, counties and municipalities seeking to obligate online travel companies, including certain Expedia Group companies, to collect and remit certain taxes, either retroactively or prospectively, or both. Moreover, certain jurisdictions may require us to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are made, we continue to defend our position vigorously.
Actions Filed by Individual States, Cities and Counties
Pine Bluff, Arkansas Litigation. In September 2009, Pine Bluff Advertising and Promotion Commission and Jefferson County filed a putative class action against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, alleging that defendants failed to collect and/or pay taxes under hotel tax occupancy ordinances. In February 2018, the trial court granted plaintiffs’ motion for summary judgment and denied defendants’ motion for summary judgment on the issue of tax liability. The matter is currently pending in the trial court on damages issues.
State of Mississippi Litigation. In December 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for declaratory judgment, injunctive relief, violations of the state sales tax statute and local ordinances, violation of Consumer Protection Act (subsequently dismissed), conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. In October 2018, the trial court granted the State of Mississippi’s motion for summary judgment on the issue of liability, after which the case proceeded to a damages phase in the trial court. In a July 12, 2021 final judgment, the trial court found the defendant online travel companies liable for state and local sales taxes and interest and also held the defendants liable for penalties. An appeal of the final judgment to the Mississippi Supreme Court remains pending.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court, which granted the cities' motion for summary judgment in part and denied it in part in April 2016. The matter is currently pending in the Arizona Tax Court on damages issues. The parties filed cross motions for summary judgment on damages issues in 2020. On December 17,

2021, the Tax Court granted the parties’ motions in part and denied the parties’ motions in part. On January 3, 2022, plaintiffs filed a motion to reconsider a portion of the December 17, 2021 ruling; that motion remains pending.
State of Louisiana/City of New Orleans Litigation. In August 2016, the State of Louisiana Department of Revenue and the city of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. On January 26, 2022, the defendants filed a motion to reconsider the court’s prior denial of their motion for summary judgment and motion for judgment on the pleadings based on the recent decision by the Louisiana court of appeals in the Jefferson Parrish litigation. That motion remains pending. Trial in the case is scheduled to begin April 4, 2022.
Jefferson Parish, Louisiana Litigation. In January 2019, Jefferson Parish, Louisiana filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and local tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. In September 2020, the court granted the defendants’ motion for summary judgment, and dismissed all remaining claims (certain claims had previously been dismissed on a motion for judgment on the pleadings) by the plaintiff with prejudice. Plaintiff appealed the court’s decision. On December 23, 2021, the court of appeals affirmed the lower court’s judgment, thereby ending the matter.
Clark County, Nevada Litigation. On May 14, 2021, Clark County, Nevada filed a lawsuit in state court against a number of online travel companies, including a number of Expedia Group companies such as Expedia, Hotels.com, Orbitz, Travelscape, and Hotwire. The complaint alleges the defendants failed to comply with state and local transient occupancy tax statutes, as well as claims for conversion, breach of fiduciary duty, unjust enrichment, fraud and violation of the Nevada Deceptive Trade Practices Act. Plaintiffs purport to seek compensatory and punitive damages, declaratory relief and imposition of a constructive trust. The case was removed to federal district court. On September 13, 2021, defendants filed a motion to dismiss the common law and Nevada Deceptive Trade Practices Act claims, which remains pending.
In addition, HomeAway is a party in the following proceedings:
Broward County, Florida Litigation. In January 2019, Broward County, Florida filed a lawsuit in Florida state court against HomeAway seeking a declaration that HomeAway is obligated to collect and remit tourist development taxes imposed by Broward County and enforcement of a subpoena. The parties reached a settlement agreement and the case was dismissed on November 15, 2021, thereby ending the matter.
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway. The complaint alleges claims for declaratory judgment, damages and an accounting. The parties have reached a tentative settlement agreement.
City of Charleston, South Carolina Litigation. On April 9, 2021, nine local governmental entities in South Carolina filed a lawsuit in state circuit court against HomeAway.com, Inc. and many other vacation rental listing companies. The complaint alleges the defendants failed to register with, and remit taxes and business license fees to, the plaintiffs as allegedly required by certain local accommodations tax and business license ordinances. The complaint further alleges claims for violation of the South Carolina Unfair Trade Practices Act. Plaintiffs purport to seek declaratory and injunctive relief, a legal accounting and damages. On May 27, 2021, plaintiffs filed an amended complaint adding five additional local government entities as plaintiffs. On September 24, 2021, plaintiffs filed a motion for leave to file a second amended complaint seeking to add, among other things, two additional local government entities as plaintiffs (which would bring the total number of plaintiffs to 16). That motion remains pending.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit or tax assessments from states, counties, municipalities and other local taxing jurisdictions concerning its possible obligations with respect to state and local taxes (e.g. occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.).
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
Other Legal Proceedings
Helms-Burton Litigation. A number of complaints have been filed by parties alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. Plaintiffs are currently appealing dismissals of their claims in the Third and Eleventh Circuit Courts of Appeal. Other cases remain pending in the U.S. District Court for the Southern District of Florida.
Stockholder Litigation
In re Expedia Group, Inc. Stockholders Litigation. On August 12, 2019, the Delaware Court of Chancery granted a stipulated motion consolidating three lawsuits that had been filed by Expedia Group shareholders in the Delaware Court of Chancery in connection with the Company’s acquisition of Liberty Expedia Holdings, Inc. (“LEXE”): (1) Teamsters Union Local No. 142 Pension Fund v. Barry Diller, et. al.; (2) Plaut v. Diller, et al.; and (3) Steamfitters local 449 Pension Plan v. Diller et al. These actions purported to assert, among other things, direct and derivative claims against current and former members of the Company’s board of directors, the Diller-von Furstenberg Family Foundation, and against the Company as a nominal defendant. Plaintiffs allege that the individual defendants violated their fiduciary duties by, among other things, wrongfully causing the Company to enter into certain agreements with the Company’s Executive Chairman, in connection with the Company’s acquisition of LEXE on July 26, 2019. On September 20, 2019, the court appointed a lead plaintiff and its counsel, and ordered the filing of a consolidated amended complaint. On December 11, 2019, a Special Litigation Committee of the Board of Directors of Expedia Group, Inc. (“SLC”) filed a motion to stay the litigation pending completion of the SLC’s investigation into the allegations in the consolidated amended complaint. Plaintiffs opposed the motion to stay and filed a motion for leave to file an amended consolidated complaint. On January 9, 2020, the court granted the SLC’s motion for a stay, ordered the action stayed for six months from the filing date of the motion, and granted Plaintiffs’ motion for leave to file an amended consolidated complaint. On April 13, 2020, the court granted the SLC’s motion for an extension and extended the stay until September 11, 2020. By letter dated September 10, 2020, the SLC informed the court that it had completed its investigation and sought a further extension of time until October 13, 2020, to finalize its investigative report and to file a motion to dismiss the action. That same day, the court granted the SLC’s motion and extended the stay until October 13, 2020. On October 16, 2020, the court granted the SLC’s motion for a further extension of the stay until October 23, 2020. On October 23, 2020, the SLC filed a motion to dismiss the action along with a report of the SLC’s investigation. A public version of the SLC’s report was filed on October 30, 2020. On December 11, 2020, pursuant to a scheduling order of the court, the SLC filed its opening brief in support of the motion to dismiss. A public version of the SLC’s opening brief was filed on December 18, 2020. On July 28, 2021, the SLC filed a letter informing the court that the parties to the litigation had reached an agreement in principle to resolve the action and requesting a stay of further proceedings while that agreement was formalized. The July 28, 2021 letter was publicly filed on August 4, 2021.
On November 2, 2021, the parties to the litigation and the SLC entered into a Stipulation of Compromise and Settlement (the “Stipulation of Compromise and Settlement”) which set forth the terms and conditions for a proposed settlement and dismissal with prejudice of the litigation, subject to review and approval by the court upon notice to the stockholder class and the current stockholders of the Company. On November 3, 2021, the court entered its Scheduling Order with Respect to Notice of Settlement Hearing (the “Scheduling Order”), which scheduled a hearing on the proposed settlement for January 19, 2022 to determine, among other things, whether the proposed settlement is fair, reasonable, adequate and in the best interests of the Company, the class and the current stockholders of the Company, and to consider an application for an award of attorneys’ fees and expenses by plaintiff’s counsel.
The Scheduling Order also approved the form of Notice of Pendency and Proposed Settlement of Class and Derivative Action, Settlement Hearing and Right to Appear, which was mailed to stockholders and posted to the “Investors/Resources” section of the Company’s corporate website.
Following a hearing held on January 19, 2022, the court entered its Order and Final Judgment (the “Settlement Order”) approving the proposed settlement set forth in the Stipulation of Compromise and Settlement, dismissing the litigation with prejudice and extinguishing and releasing the claims that were or would have been asserted in the litigation against the defendants and related persons. The court also awarded plaintiff’s attorneys’ fees and expenses in the sum of $6.5 million, thereby ending the matter.
Pursuant to the Stipulation of Compromise and Settlement, Mr. Diller, the other defendants, the SLC, and the Company agreed to certain governance and related provisions, which are summarized in NOTE 18 — Related Party Transactions in the notes to the consolidated financial statements, which summary is qualified in its entirety by reference to the full text of the Settlement Order entered January 19, 2022, and the Stipulation of Compromise and Settlement, dated November 2, 2021, filed as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K.
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
With effect from August 1, 2015, Expedia Group companies waived certain rate, conditions and availability parity clauses in agreements with European hotel partners. While the Expedia Group companies maintain that their parity clauses have always been lawful and in compliance with competition law, these waivers were nevertheless implemented as a positive step towards facilitating the closure of the open investigations into such clauses on a harmonized pan-European basis. Following the implementation of the Expedia Group companies' waivers, nearly all NCAs in Europe announced either the closure of their investigation or inquiries involving Expedia Group companies or a decision not to open an investigation or inquiry involving Expedia Group companies. However, certain related matters remain ongoing, including cases brought by the German Federal Cartel Office and the Italian competition authority, as well as a review by a working group of 10 European NCAs and the European Commission. Legislative bodies in France, Austria, Italy, and Belgium have also adopted domestic anti-parity clause legislation, which we believe in each case violates both EU and national legal principles. In addition, a motion requesting the Swiss government to take action on narrow price parity has been adopted in the Swiss parliament. The Swiss government is now in the process of drafting legislation implementing the motion.
A number of NCAs outside of Europe have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. In certain of these jurisdictions, including Australia, Brazil, Hong Kong, South Korea and New Zealand, the concerns were resolved with Expedia Group companies’ waiver of certain rate, conditions and availability parity clauses in agreements with hotel partners in the respective jurisdictions. In other cases, Expedia Group companies are in ongoing discussions with NCAs. For example, in April 2019, the Japan Fair Trade Commission (“JFTC”) launched an investigation into certain practices of a number of online travel companies, including Expedia Group companies. Expedia Group is cooperating with the JFTC.
Matters Relating to Online Marketplaces
Regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have also initiated legal proceedings and/or undertaken market studies, inquiries or investigations relating to online marketplaces and how information is presented to consumers using those marketplaces, including practices such as search results rankings and algorithms, discount claims, disclosure of charges, and availability and similar messaging. In response, we agreed to offer certain voluntary undertakings with respect to the presentation of information on certain of our UK and European Union consumer-facing websites in order to address the regulatory authorities’ concerns.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 28, 2022, there were approximately 2,525 holders of record of our common stock and the closing price of our common stock was $174.36 on Nasdaq. As of January 28, 2022, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group and the Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation.
Dividend Policy
In 2020, the Executive Committee, acting on behalf of the Board of Directors, declared the following common stock dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2020:
	February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
During the second quarter of 2020, we suspended quarterly dividends on our common stock. During 2021 and 2020, we paid $67 million (or $74.96 per share of Series A Preferred Stock) and $75 million (or $62.47 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock.
At this time, we do not currently expect to declare future dividends on our common stock. Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, tax policies, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreements limit our ability to pay cash dividends under certain circumstances.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2021, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not make any purchases of our outstanding common stock during the quarter ended December 31, 2021.
During 2019, our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 20 million outstanding shares of our common stock and, during 2018, authorized a repurchase of up to 15 million shares of our common stock. As of December 31, 2021, there were approximately 23.3 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases.

Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2016. The stock price performance shown in the graph is not necessarily indicative of future price performance.
Part II. Item 6. Reserved

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
This section of this Form 10-K generally discusses the years ended December 31, 2021 and 2020 items and year over year comparisons between 2021 and 2020. Discussions of the year ended December 31, 2019 items and the year over year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K"). All percentages within this section are calculated on actual, unrounded numbers.
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the travel industry. COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of our supply partners, particularly airlines and hotels, continue to operate at reduced service levels.
As the spread of the virus has been contained to varying degrees in certain countries during different times, travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This led to a moderation of the declines in travel bookings and in cancellation rates at certain points in 2021. However, travel bookings remain below and cancellation rates still remain elevated compared to pre-COVID levels due largely to the most recent Omicron variant.
The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. Additionally, there continues to be uncertainty over the impact of the Omicron or other new variants of the virus, including the efficacy of the vaccines against such variants, which has contributed, and may continue to contribute, to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity globally, which if COVID-19 starts to increase again, could lead to a reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for 2021 were significantly impacted due to the continued decrease in travel demand related to COVID-19. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 are temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings when business conditions return to more normalized levels. In 2021, we successfully achieved the previously outlined annualized run-rate fixed cost savings of $700 to $750 million compared to the fourth quarter of 2019 exit rate, as well as the greater than $200 million in variable costs savings, at 2019 volume levels. We also believe we have improved our marketing efficiency and continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company.

As a result of these cost savings initiatives, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
For additional information about our business strategy for Expedia Group, see the disclosure set forth in Part I, Item 1, Business, under the caption “Marketing Opportunity and Business Strategy.”
Online Travel
Increased usage and familiarity with the internet has continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and European markets with online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, historically lagging behind those regions. The emerging market penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
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
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in 2021, lodging accounted for 75%. As a result of the impact on travel demand from the COVID-19 outbreak, room nights grew 35% in 2021 as compared to a decline 55% in 2020 and a growth of 11% in 2019. The timing of recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. ADRs for rooms booked on Expedia Group websites decreased 1% in 2019, increased 3% in 2020, and increased 20% in 2021. During 2021 and 2020, the increase in ADRs for our Vrbo business remained elevated compared to years prior to the COVID-19 outbreak. Vrbo carries a higher ADR than hotels and has accounted for a higher percentage of room nights due to the faster recovery and shift to alternative accommodations during these periods.
The uncertain environment as a result of COVID-19, including travel restrictions and shifts in consumer behavior, the mix of our lodging bookings across geographies and types of accommodations, and general variability in supply and demand, make it difficult to predict ADR trends in the near-term.

As of December 31, 2021, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 875,000 hotels.
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
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. While we experienced some improvement in air bookings during 2021 versus 2020, it continues to lag lodging bookings and is still meaningfully below 2019 levels. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to approximately 50% by the end of 2020, and further improved in 2021 with throughput down approximately 20% at the end of the year, compared to 2019 levels.
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
Air ticket volumes increased 7% in 2019, declined 63% in 2020, and increased 43% during 2021. As a percentage of our total worldwide revenue in 2021, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2021, we generated $603 million of advertising and media revenue, a 49% increase from 2020, representing 7% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses, which continued throughout 2021. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers see consumer demand that warrants increasing in their advertising spend with trivago.

Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Since revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future.
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends improved during the second half of 2020, and in 2021. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
Deferred Loyalty Rewards
We currently offer certain internally administered traveler loyalty programs to our travelers, such as our Hotels.com Rewards program, our Expedia Rewards program and our Orbitz Rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on various Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform spanning all products and global brands. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
For additional information on our goodwill and intangible asset impairments recorded in 2021 and 2020, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
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
Occupancy and Other Taxes. Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such taxes. A limited number of taxing jurisdictions have made similar claims against certain of our companies for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on our services. We are an intermediary between a traveler and a party renting an alternative accommodations property and we believe are similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.

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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of December 31, 2021 and $58 million as of December 31, 2020.
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

Segments
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com and Expedia Cruises. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and, through its sale in November 2021, Egencia, a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Gross Bookings
Gross bookings	$72,425	$36,796	$107,873	97%	(66)%
Revenue margin (1)	11.9%	14.1%	11.2%
___________________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
The increase in worldwide gross bookings in 2021 compared to 2020 reflected improvements in the travel environment.
Revenue margin in 2021 was lower than 2020 due in part to significant lodging cancellations in the prior year period, which reduced gross bookings, creating an unusual mix of bookings and revenue.
Results of Operations
Revenue

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Revenue by Segment
Retail	$6,821	$3,993	$8,808	71%	(55)%
B2B	1,460	942	2,579	55%	(64)%
trivago (Third-party revenue)	317	205	622	54%	(67)%
Corporate (Bodybuilding.com)	—	59	58	N/A	4%
Total revenue	$8,598	$5,199	$12,067	65%	(57)%
Similar to the gross bookings increase, revenue increased 65% in 2021 compared to 2020. Our Retail, B2B and trivago segments revenue all increased compared to prior year with the growth reflecting improvements in travel trends during 2021.

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Revenue by Service Type
Lodging	$6,449	$4,051	$8,362	59%	(52)%
Air	254	105	869	141%	(88)%
Advertising and media(1)	603	405	1,104	49%	(63)%
Other	1,292	638	1,732	103%	(63)%
Total revenue	$8,598	$5,199	$12,067	65%	(57)%
___________________________________

(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 59% in 2021 on a 35% increase in room nights stayed and an 18% increase in revenue per room night across hotel and alternative accommodations. Revenue per room night in 2021 benefited from higher ADRs driven by an increase in regional rates and a higher mix of U.S. hotels.
Air revenue increased 141% in 2021 driven by an increase in air tickets sold of 43% as air travel demand improved as well as the prior year impact of certain significant COVID-19 related accruals that did not repeat in 2021.
Advertising and media revenue increased 49% in 2021 due to increases at both trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business (through Egencia's sale in November 2021) and Bodybuilding.com (through its sale in May 2020), increased 103% in 2021 from growth in travel insurance products as well as car.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Revenue by Business Model
Merchant	$5,537	$3,261	$6,763	70%	(52)%
Agency	2,307	1,267	3,882	82%	(67)%
Advertising, media and other	754	671	1,422	12%	(53)%
Total revenue	$8,598	$5,199	$12,067	65%	(57)%
The increase in merchant revenue in 2021 was primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed, an increase in Vrbo merchant alternative accommodations revenue and the growth in travel insurance products.
The increase in agency revenue in 2021 was primarily due to an increase in agency hotel, car and air revenue.
Advertising, media and other increased 12% in 2021 compared to 2020 primarily due to an increase in advertising revenue, partially offset by declines related to our prior year sale of Bodybuilding.com and certain miscellaneous other declines.

In the below discussion, we reclassified certain prior period information to conform to the current period presentation primarily related to the classification of licensing and maintenance costs within our operating expenses. These prior period reclassifications did not alter our discussion of year over year comparisons between 2020 and 2019, which can be referenced in our 2020 Form 10-K. For additional information, see NOTE 2 — Significant Accounting Policies in the notes to the consolidated financial statements

Cost of Revenue

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Direct costs	$1,118	$1,148	$1,462	(3)%	(21)%
Personnel and overhead	404	501	604	(19)%	(17)%
Total cost of revenue	$1,522	$1,649	$2,066	(8)%	(20)%
% of revenue	17.7%	31.7%	17.1%
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
Cost of revenue decreased $127 million during 2021 compared to 2020, primarily due to a decrease in bad debt expense, which was significantly elevated in 2020 due to the initial impacts of COVID-19, decreased customer service and personnel costs, and the absence of expenses related to Bodybuilding.com, which was disposed of in the second quarter of 2020. These decreases were partially offset by an increase in merchant fees resulting from recovering transaction volumes.

Selling and Marketing

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Direct costs	$3,499	$1,728	$5,025	103%	(66)%
Indirect costs	722	799	1,035	(10)%	(23)%
Total selling and marketing	$4,221	$2,527	$6,060	67%	(58)%
% of revenue	49.1%	48.6%	50.2%
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
Selling and marketing expenses increased $1.7 billion during 2021 compared to 2020 primarily due to an increase in direct costs as marketing spend increased in response to improved demand. The change in indirect costs reflect lower personnel costs in connection with previously announced cost savings initiatives, partially offset by higher stock-based compensation expense of $48 million.
Technology and Content

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Personnel and overhead	$785	$744	$948	6%	(22)%
Other	289	324	315	(11)%	3%
Total technology and content	$1,074	$1,068	$1,263	1%	(15)%
% of revenue	12.5%	20.5%	10.5%
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
Technology and content expense increased $6 million for 2021 compared to 2020 primarily reflecting higher stock-based compensation of $48 million, partially offset by lower license and maintenance expense as well as personnel and related costs in connection with previously announced cost savings initiatives.

General and Administrative

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Personnel and overhead	$562	$434	$601	30%	(28)%
Professional fees and other	143	155	206	(8)%	(25)%
Total general and administrative	$705	$589	$807	20%	(27)%
% of revenue	8.2%	11.3%	6.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense increased $116 million in 2021 compared to 2020 mainly due to an increase in stock-based compensation of $107 million.
Depreciation and Amortization

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Depreciation	$715	$739	$712	(3)%	4%
Amortization of intangible assets	99	154	198	(36)%	(22)%
Total depreciation and amortization	$814	$893	$910	(9)%	(2)%

Depreciation decreased $24 million in 2021 compared to 2020. Amortization of intangible assets decreased $55 million in 2021 compared to 2020 primarily due to the completion of amortization related to certain intangible assets or sold entities as well as the impact of definite-lived intangible impairments in the prior year.
Impairment of Goodwill, Intangible and Other Long-term Assets
During 2021, we recognized a goodwill impairment charge of $14 million and intangible and other long-term asset impairment charges of $6 million related to our B2B segment. During 2020, as a result of the significant negative impact related to COVID-19, which has had a severe effect on the entire global travel industry, we recognized goodwill impairment charges of $799 million as well as intangible asset impairment charges of $175 million. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Legal reserves, occupancy tax and other	$1	$(13)	$34	N/A	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for year ended December 31, 2021 included a charge for certain other legal reserves, mostly offset by net reductions to our reserve related to hotel occupancy and other taxes. During 2020, we recorded a $25 million gain in relation to a legal settlement, which was partially offset by changes in our reserves related to occupancy and other matters.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $55 million and $231 million in restructuring and related reorganization charges during 2021 and 2020. We continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income (Loss)

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Operating income (loss)	$186	$(2,719)	$903	N/A	N/A
% of revenue	2.2%	(52.3)%	7.5%
In 2021, we had operating income of $186 million compared to operating loss of $2.7 billion in 2020. The improvement in 2021 was primarily due to growth in revenue in excess of operating costs as well as the absence in 2021 of the significant prior year goodwill and intangible impairment charges mentioned above.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Retail	$1,782	$298	$2,171	498%	(86)%
B2B(1)	110	(190)	470	N/A	N/A
trivago	39	(14)	85	N/A	N/A
Unallocated overhead costs (Corporate)(2)	(454)	(462)	(592)	(2)%	(22)%
Total Adjusted EBITDA(3)	$1,477	$(368)	$2,134	N/A	N/A
______________________________________
(1) Includes operating results of Egencia through its sale in November 2021.
(2) Includes immaterial operating results of Bodybuilding.com subsequent to our acquisition in July 2019 through its sale in May 2020.
(3) Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more    information.
Adjusted EBITDA is our primary segment operating metric. See NOTE 19 — Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income (loss) attributable to Expedia Group, Inc. for the periods presented above. During the fourth quarter of 2021, we consolidated our divisional finance teams into one global finance organization, which resulted in the reclassification of expenses from Retail and B2B into our Corporate function. We have reclassified prior period segment information to conform to our current period presentation.
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA in 2021 as a result of the recovering travel environment as well as impacts of the costs saving initiatives implemented in 2020.
Our Retail, B2B and trivago segment Adjusted EBITDA significantly declined during 2020, compared to 2019, resulting from impacts of the COVID-19 pandemic, which drove meaningful revenue declines, partially offset by a decline in direct sales and marketing expense as a percent of revenue. Unallocated overhead costs decreased $130 million during 2020 primarily due to lower general and administrative expenses.
Interest Income and Expense

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Interest income	$9	$18	$59	(48)%	(69)%
Interest expense	(351)	(360)	(173)	(2)%	108%
Loss on debt extinguishment	(280)	—	—	N/A	N/A
Interest income decreased in 2021 compared to 2020 as a result of lower rates of return. Interest expense decreased in 2021 compared to 2020, largely as a result of prior year interest expense related to the outstanding revolving credit facility.

As a result of debt refinancing transactions during 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs. See NOTE 7 — Debt in the notes to the consolidated financial statements for further information.
Gain (Loss) on Sale of Business, net
In 2021, we had a net gain on sale of businesses of $456 million compared to a net loss on sale of businesses of $13 million in 2020. In November 2021, we completed the sale of Egencia to GBT and, as a result, we recognized a $401 million gain on the sale. Additionally, in 2021, we completed the sale of certain of our smaller businesses within our Retail segment, which resulted in net gains of $57 million. For additional information on these and other transactions, see NOTE 16 – Divestitures in the notes to the consolidated financial statements.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Foreign exchange rate gains (losses), net	$(48)	$71	$(34)
Gains (losses) on minority equity investments, net	(29)	(142)	8
Other	19	(6)	12
Total other, net	$(58)	$(77)	$(14)
During 2020, losses on minority equity investments, net included $134 million of impairment losses related to a minority investment as well as $6 million of mark-to-market losses related to our publicly traded marketable equity investment, Despegar. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Year ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Provision for income taxes	$(53)	$(423)	$203	(88)%	N/A
Effective tax rate	139.9%	13.4%	26.2%
Our effective tax rate for 2021 was higher than the 21% federal statutory income tax rate due to excess tax benefits related to stock-based compensation, release of valuation allowance and research and experimentation credits, partially offset by nondeductible compensation, measured against a pre-tax loss. Our effective tax rate for 2020 was lower than the 21% federal statutory income tax rate due to valuation allowances and nondeductible impairments measured against a pre-tax loss.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$12	$(2,612)	$565
Net income (loss) attributable to non-controlling interests	3	(116)	7
Provision for income taxes	(53)	(423)	203
Total other expense, net	224	432	128
Operating income (loss)	186	(2,719)	903
Gain (loss) on revenue hedges related to revenue recognized	(17)	61	22
Restructuring and related reorganization charges	55	231	24
Legal reserves, occupancy tax and other	1	(13)	34
Stock-based compensation	418	205	241
Depreciation and amortization	814	893	910
Impairment of goodwill	14	799	—
Intangible and other long-term asset impairment	6	175	—
Adjusted EBITDA	$1,477	$(368)	$2,134

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $4.3 billion and $3.4 billion at December 31, 2021 and 2020. Our credit facilities were essentially untapped at December 31, 2021 and 2020.
As of December 31, 2021, the total cash and cash equivalents and short-term investments held outside the United States was $676 million ($375 million in wholly-owned foreign subsidiaries and $301 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the Unites States, and for which future distributions could be taxable, was $69 million as of

December 31, 2021. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $18 million as of December 31, 2021.
Managing our balance sheet prudently and maintaining appropriate liquidity have been high priorities during the COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. In 2021, we continued certain of these actions, including suspension of our share repurchases and quarterly common stock dividends, but, with an improvement in market condition and trends in the current year, we were able to complete the following actions to reduce our cost of capital:
•0% Convertible Notes Issuance. In February 2021, we completed our private placement of $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”). The net proceeds from the issuance of the Convertible Notes was approximately $983 million after deducting debt issuance costs. The Convertible Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The Convertible Notes will not bear regular interest. The Convertible Notes have an initial conversion rate of 3.9212 shares of common stock of Expedia Group with a par value $0.0001 per share, per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $255.02 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.
•2.95% Senior Notes Issuance. In March 2021, we privately placed $1 billion of senior unsecured notes that are due in March 2031 that bear interest at 2.95% (the “2.95% Notes”). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year, beginning September 15, 2021, and the interest rate is subject to adjustment based on certain ratings events. The net proceeds from the issuance of the 2.95% Notes was approximately $982 million after deducting the discount and debt issuance costs.
•Extinguishment of High Cost Debt. In March 2021, we used the net proceeds from the Convertible Notes and 2.95% Notes and completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million in 2021 comprised of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs.
•Repayment of Preferred Stock. In May 2021, we completed the prepayment of 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption dates using cash on-hand. In October 2021, we prepaid the remaining 50% of the outstanding Series A Preferred Stock under the same terms as the May prepayment using cash on-hand.
On February 1, 2022, notice was provided to the holders of the Company’s 2.5% Notes due 2022 that the Company will redeem all of the €650 million of outstanding aggregate principal amount of such notes on March 3, 2022. The redemption price for the notes will be equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2021, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “negative.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 3.6% and 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2021, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized during the second half of 2020, and during 2021 have increased from 2020 levels, resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. In addition, certain capital expenditures were deferred in 2020, including temporarily halting construction on several real estate projects. In 2021, as economic conditions improved, we substantially completed the construction of our new headquarters and the project was within the expected total project spend of approximately $900 million. For 2022, we expect total capital expenditures for the full year to increase over 2021 spending levels.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(In millions)
Cash provided by (used in) operations:
Operating activities	$3,748	$(3,834)	$2,767	$7,582	$(6,601)
Investing activities	(931)	(263)	(1,553)	(668)	1,290
Financing activities	(973)	4,077	175	(5,050)	3,902
Effect of foreign exchange rate changes on cash and cash equivalents	(177)	61	3	(238)	58
In 2021, net cash provided by operating activities was $3.7 billion compared to cash used in operating activities of $3.8 billion for 2020. In the prior year period, impacts from the COVID-19 pandemic resulted in a significant use of cash to fund working capital changes and operating losses compared to a current year cash benefit from working capital. The largest driver of the swing in working capital relates to a significant use of cash in the prior year for deferred merchant bookings as refunds for cancelled bookings exceeded new bookings compared to a meaningful increase in booking volumes and deferred merchant bookings in the current year period.
In 2021, $668 million more cash was used in investing activities primarily due to net purchase of investments of $178 million in 2021 compared to net sales and maturities of investments of $476 million in 2020, partially offset by lower capital expenditures, including those related to our new headquarters as our construction winds down.
Cash used in financing activities in 2021 primarily included payments of approximately $2 billion related to the extinguishment of debt and $1.2 billion for the redemption of preferred stock both discussed above as well as $165 million of cash paid for treasury stock activity related to the vesting of equity instruments and $67 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2021, respectively, as well as $503 million of proceeds from the exercise of options and employee stock purchase plans. Cash provided by financing activities in 2020 primarily included $3.9 billion of net proceeds from the issuance of senior notes in May and July 2020, $1.1 billion of net proceeds from our private equity issuance, as well as $319 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were partially offset by the August 2020 repayment of $750 million of 5.95% Notes, cash paid to acquire shares of $425 million, including the repurchased shares in the first quarter of 2020 and treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $123 million.
Our Board of Directors, or the Executive Committee, acting on behalf of the Board of Directors, have authorized share repurchases under authorized programs. As disclosed above, these programs were temporarily halted in early 2020 but repurchases prior to that time were as follows:

	Year ended December 31,
	2020	2019
Number of shares repurchased	3.4 million	5.6 million
Average price per share	$109.88	$122.72
Total cost of repurchases (in millions)(1)	$370	$683
 ______________________________________
(1)Amount excludes transaction costs.

As of December 31, 2021, there were approximately 23.3 million shares remaining under prior repurchase authorizations. There is no fixed termination date for the repurchases.
During 2021, while we didn't pay common stock dividends, we did pay $67 million (or $74.96 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. During 2020, the total dividend payment of $123 million included a common stock dividend of $0.34 per share for the first quarter of 2020 as well as $75 million (or $62.47 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. At this time, we do not expect to make future quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency in 2021 of $177 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the year. Foreign exchange rate changes resulted in increases of our cash balances denominated in foreign currency in 2020 of $61 million, reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the year.
Contractual Obligations and Commercial Commitments. Our material cash requirements as of December 31, 2021 include the following contractual obligations and commercial commitments arising in the normal course of business:
•Principal payments related to our debt that is included in our consolidated balance sheet and the related periodic interest payments. The Company had Senior Notes and Convertible Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, with varying maturities and an aggregate principal amount of $8.5 billion, with $735 million payable within 12 months. Based on current stated fixed rates and current exchange rates, if applicable, future interest payments associated with the Senior Notes total approximately $1.6 billion, with approximately $304 million payable within 12 months;
•Our operating leases had fixed lease payment obligations, including imputed interest, of $504 million, with $91 million payable within 12 months; and
•Purchase obligations representing the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods, and payments may be more than the minimum obligations based on actual use. The Company had purchase obligations of $824 million, with $589 million payable within 12 months.
In addition, we had $275 million of net unrecognized tax benefits recorded on our balance sheet as of December 31, 2021, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
See NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2021 related to letters of credit and guarantees. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2021.
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

December 31, 2021
(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$7,003
Non-Current Assets	10,255
Current Liabilities	8,701
Non-Current Liabilities	8,224

Year Ended December 31, 2021
Combined Statements of Operations Information:
Revenue	$7,146
Operating income (2)	124
Net loss	(377)
Net loss attributable to Obligors	(658)
(1)Current assets include intercompany receivables with non-guarantors of $705 million as of December 31, 2021.
(2)Operating income includes intercompany expenses with non-guarantors of $472 million for the year ended December 31, 2021.
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
Interest Rate Risk
In August 2014, we issued $500 million senior unsecured notes with a fixed rate of 4.5%. In June 2015, we issued Euro 650 million of senior unsecured notes with a fixed rate of 2.5%. (See “Foreign Exchange Risk” below for further discussion or our 2.5% Notes.) In December 2015, we issued $750 million of senior unsecured notes with a fixed rate of 5.0%. In September 2017, we issued $1 billion of senior unsecured notes with a fixed rate of 3.8%. In September 2019, we issued $1.25 billion of senior unsecured notes with a fixed rate of 3.25%. In May 2020, we issued $2 billion of senior unsecured notes due May 2025 that bear interest at 6.25%, of which $956 million in aggregate principal was subsequently repaid in 2021. In July 2020, we issued $500 million of senior unsecured notes due December 2023 that bear interest at 3.6% and $750 million of senior unsecured notes due August 2027 that bear interest at 4.625%. In March 2021, we issued $1 billion of senior unsecured notes due March 2031 that bear interest at 2.95%. The 2.5%, 3.6%, 4.5%, 6.25%, 5.0%, 4.625%, 3.8%, 3.25%, and 2.95% senior unsecured notes are collectively the “Senior Notes.” In February 2021, we issued $1 billion of convertible senior unsecured notes due February 2026 with a fixed rate of 0% (the “Convertible Notes”). As a result, if market interest rates decline, our required payments will exceed those based on market rates. Additionally, the senior unsecured notes issued in May and July 2020, and March 2021 are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Senior Notes and Convertible Notes was approximately $9.2 billion and $9.1 billion as of December 31, 2021 and December 31, 2020. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our Notes by approximately $200 million.
We maintain revolving credit facilities of $2 billion, which bear interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. We had no revolving credit facilities borrowings outstanding as of December 31, 2021 and December 31, 2020.

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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2021 and 2020, we had a net forward asset of $3 million included in prepaid expenses and other current assets and a net forward liability of $14 million included in accrued expenses and other current liabilities, respectively. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
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
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $13 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2021. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2021, 2020 and 2019, we recorded net foreign exchange rate losses of approximately $48 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate gains of approximately $71 million ($2 million gain excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $34 million ($34 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Seattle, Washington
February 10, 2022

Part II. Item 9B. Other Information
None.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2022 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2022 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption “Audit Committee Report” in the 2022 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated as of May 28, 2015, Expedia, Inc., as Issuer, the Guarantors party thereto, and BNP Paribas, Goldman, Sachs & Co., J.P. Morgan Securities plc, as Representatives of the several Underwriters (relating to the Fourth Supplemental Indenture on Exhibit 4.6)		8-K	000-51447	1.1	6/3/2015

2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
2.3	Agreement and Plan of Merger by and among Expedia Group, Inc., LEMS II Inc., LEMS I LLC and Liberty Holdings, Inc., dated as of April 15, 2019		8-K	001-37429	2.1	4/16/2019
2.4	Amendment No. 1 to Agreement and Plan of Merger, by and among Expedia Group, Inc., LEMS I LLC, LEMS II Inc. and Liberty Holdings, Inc., dated as of June 5, 2019		8-K	001-37429	2.1	6/5/2019
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc. dated as of April 15, 2019		8-K	001-37429	3.1	4/16/2019
4.1	Description of Securities	X
4.2	Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	000-51447	4.1	8/18/2014
4.3	First Supplemental Indenture, dated as of August 18, 2014, among Expedia, Inc., the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A., as Trustee, governing the 4.500% Senior Notes due 2024		8-K	000-51447	4.2	8/18/2014
4.4	Fourth Supplemental Indenture, dated as of June 3, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 2.500% Senior Notes due 2022		8-K	000-51447	4.2	6/3/2015
4.5	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.6	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028		8-K	001-37429	4.1	9/21/2017
4.7	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.8	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 6.250% Notes due 2025		8-K	001-37429	4.1	5/5/2020

4.9	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 3.600% Senior Notes due 2023	8-K	001-37429	4.1	7/15/2020
4.10	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027	8-K	001-37429	4.2	7/15/2020
4.11	Indenture, dated as of February 19, 2021 among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 0% Convertible Notes due 2026	8-K	001-37429	4.1	2/19/2021
4.12	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 2.95% Senior Notes due 2031	8-K	001-37429	4.1	3/3/2021
10.1	Amended and Restated Transaction Agreement, by and among Liberty Interactive Corporation, Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of September 22, 2016	S-4/A*†	333-210377	10.13	9/23/2016
10.2	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.3	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.4	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020	8-K	001-3749	10.1	4/10/2020
10.5	Amendment No. 2 to Amended and Restated Transaction Agreement, by and among Qurate Retail, Inc., Liberty Expedia Holdings, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.4	4/16/2019
10.6	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.7	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.8	Assumption Agreement Concerning Transaction Agreement Obligations, by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc., Qurate Retail, Inc., Barry Diller, John C. Malone and Leslie Malone, dated as of April 15, 2019	8-K	001-37429	10.9	4/16/2019
10.9	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.10	Reorganization Agreement by and between Liberty Interactive Corporation and the Registrant, dated as of October 26, 2016	POS- AM*†	333-210377	2.1	11/4/2016

10.11	Restatement Agreement, dated as of May 4, 2020, among Expedia Group, Inc., the borrowing subsidiaries party thereto, the lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and London agent (the “Amended and Restated Credit Agreement”)		8-K	001-37429	10.1	5/5/2020
10.12	First Amendment, dated as of July 6, 2020 to the Amended and Restated Credit Agreement		10-K	001-37429	10.20	2/12/2021
10.13	Second Amendment, dated as of August 5, 2020, to the Amended and Restated Credit Agreement		8-K	001-37429	10.2	8/6/2020
10.14	Third Amendment, dated as of October 1, 2020, to the Amended and Restated Credit Agreement		10-K	001-37429	10.22	2/12/2021
10.15	Fourth Amendment, dated as of December 22, 2020, to the Amended and Restated Credit Agreement		10-K	001-37429	10.23	2/12/2021
10.16	Fifth Amendment, dated as of May 4, 2021, to the Amended and Restated Credit Agreement		10-Q	001-37429	10.1	8/6/2021
10.17	Sixth Amendment, dated as of December 13, 2021, to the Amended and Restated Credit Agreement	X
10.18	Credit Agreement dated as of August 5, 2020 among Expedia Group, Inc., Expedia Group International Holdings III, LLC, the Lenders from time to time party hereto and JPMorgan Chase Bank, N.A. as Administrative Agent and London Agent (the “Foreign Credit Facility”)		8-K	001-37429	10.1	8/6/2020
10.19	First Amendment, dated as of October 1, 2020 to the Foreign Credit Facility		10-K	001-37429	10.26	2/12/2021
10.20	Second Amendment, dated as of December 22, 2020 to the Foreign Credit Agreement		10-K	001-37429	10.27	2/12/2021
10.21	Third Amendment, dated as of May 4, 2021 to the Foreign Credit Agreement		10-Q	001-37429	10.2	8/6/2021
10.22	Fourth Amendment, dated as of December 13, 2021 to the Foreign Credit Agreement	X
10.23*	Fifth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan		DEF 14A	001-37429	App.A	5/7/2020
10.24*	HomeAway, Inc. 2011 Equity Incentive Plan		S-8	333-208548	99.1	12/15/2015
10.25*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated		10-Q	001-37429	10.3	11/5/2020
10.26*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated		10-Q	001-37429	10.4	11/5/2020
10.27*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)		10-Q	000-51447	10.1	8/1/2014
10.28*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)		10-K	001-37429	10.34	2/12/2021
10.29*	Form of Expedia, Inc. Restricted Stock Unit Agreement		10-K	001-37429	10.22	2/10/2017
10.30*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.1	4/27/2018
10.31*	Form of Expedia, Inc. Stock Option Agreement		10-K	001-37429	10.23	2/10/2017
10.32*	Form of Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	4/27/2018
10.33*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement		10-Q	001-37429	10.3	4/27/2018
10.34*	Form of Expedia Group, Inc. Stock Option Agreement		10-K	001-37429	10.46	2/8/2019

10.35*	Form of Expedia Group, Inc. Stock Option Agreement		10-Q	001-37429	10.2	5/3/2019
10.36*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.3	5/3/2019
10.37*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement		10-K/A	001-37429	10.64	4/29/2020
10.38*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement		10-K/A	001-37429	10.65	4/29/2020
10.39*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.40*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.41*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.42*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.43*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.44*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.45*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.46*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.47*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.48*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.49*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020		10-Q	001-37429	10.4	5/21/2020
10.50*	Employment Agreement between Peter Kern and Expedia, Inc., effective February 25, 2021		8-K	001-37429	10.1	2/26/2021
10.51*	Stock Option Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.2	2/26/2021
10.52*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.3	2/26/2021
10.53*	Employment Agreement between Eric Hart and Expedia, Inc., effective November 1, 2019		10-K	001-37429	10.62	2/14/2020
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Vice Chairman (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Vice Chairman (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Order and Final Judgment, entered January 19, 2022	X
99.2	Stipulation of Compromise and Settlement, dated November 2, 2021	X
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER M. KERN
Peter M. Kern Chief Executive Officer and Vice Chairman
February 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2022.

Signature	Title

/s/ PETER M. KERN	Chief Executive Officer, Vice Chairman and Director
Peter M. Kern	(Principal Executive Officer)

/s/ ERIC HART	Chief Financial Officer
Eric Hart	(Principal Financial Officer)

/s/ LANCE A. SOLIDAY	Senior Vice President, Chief Accounting
Lance A. Soliday	Officer and Controller
(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ SAMUEL ALTMAN	Director
Samuel Altman

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ SUSAN C. ATHEY	Director
Susan C. Athey

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ CRAIG A. JACOBSON	Director
Craig A. Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ PATRICIA MENENDEZ CAMBO	Director
Patricia Menendez Cambo

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ JULIE WHALEN	Director
Julie Whalen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

1

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Deferred Tax Assets Valuation Allowance
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. The Company establishes a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. For the year ended December 31, 2021, the Company recorded deferred tax assets of $1,518 million and a related valuation allowance of $171 million.

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
Seattle, Washington
February 10, 2022

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020	2019
	(In millions, except for per share data)
Revenue	$8,598	$5,199	$12,067
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,522	1,649	2,066
Selling and marketing (1)	4,221	2,527	6,060
Technology and content (1)	1,074	1,068	1,263
General and administrative (1)	705	589	807
Depreciation and amortization	814	893	910
Impairment of goodwill	14	799	—
Intangible and other long-term asset impairment	6	175	—
Legal reserves, occupancy tax and other	1	(13)	34
Restructuring and related reorganization charges	55	231	24
Operating income (loss)	186	(2,719)	903
Other income (expense):
Interest income	9	18	59
Interest expense	(351)	(360)	(173)
Loss on debt extinguishment	(280)	—	—
Gain (loss) on sale of business, net	456	(13)	—
Other, net	(58)	(77)	(14)
Total other expense, net	(224)	(432)	(128)
Income (loss) before income taxes	(38)	(3,151)	775
Provision for income taxes	53	423	(203)
Net income (loss)	15	(2,728)	572
Net (income) loss attributable to non-controlling interests	(3)	116	(7)
Net income (loss) attributable to Expedia Group, Inc.	12	(2,612)	565
Preferred stock dividend	(67)	(75)	—
Loss on redemption of preferred stock	(214)	—	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(269)	$(2,687)	$565
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(1.80)	$(19.00)	$3.84
Diluted	(1.80)	(19.00)	3.77
Shares used in computing earnings (loss) per share (000's):
Basic	149,734	141,414	147,194
Diluted	149,734	141,414	149,884
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$22	$12	$12
Selling and marketing	96	48	45
Technology and content	117	69	74
General and administrative	183	76	110
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2021	2020	2019
	(In millions)
Net income (loss)	$15	$(2,728)	$572
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	(72)	67	(5)
Net reclassification of foreign currency translation adjustments into total other expenses, net	74	—	—
Other comprehensive income (loss), net of tax	2	67	(5)
Comprehensive income (loss)	17	(2,661)	567
Less: Comprehensive income (loss) attributable to non-controlling interests	(24)	(88)	(1)
Less: Preferred stock dividend	67	75	—
Less: Loss on redemption of preferred stock	214	—	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$(240)	$(2,648)	$568
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,111	$3,363
Restricted cash and cash equivalents	1,694	772
Short-term investments	200	24
Accounts receivable, net of allowance of $65 and $101	1,264	701
Income taxes receivable	85	120
Prepaid expenses and other current assets	827	654
Total current assets	8,181	5,634
Property and equipment, net	2,180	2,257
Operating lease right-of-use assets	407	574
Long-term investments and other assets	1,450	671
Deferred income taxes	766	659
Intangible assets, net	1,393	1,515
Goodwill	7,171	7,380
TOTAL ASSETS	$21,548	$18,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,333	$602
Accounts payable, other	688	496
Deferred merchant bookings	5,688	3,107
Deferred revenue	166	172
Income taxes payable	16	50
Accrued expenses and other current liabilities	824	979
Current maturities of long-term debt	735	—
Total current liabilities	9,450	5,406
Long-term debt, excluding current maturities	7,715	8,216
Deferred income taxes	58	67
Operating lease liabilities	360	513
Other long-term liabilities	413	462
Commitments and contingencies
Series A Preferred Stock: $.001 par value, Authorized shares: 100,000; Shares issued: 1,200 and 1,200, and shares outstanding: — and 1,200	—	1,022
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 274,661 and 261,564; Shares outstanding: 150,125 and 138,074
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,229	13,566
Treasury stock — Common stock and Class B, at cost, Shares 131,813 and 130,767	(10,262)	(10,097)
Retained earnings (deficit)	(1,761)	(1,781)
Accumulated other comprehensive income (loss)	(149)	(178)
Total Expedia Group, Inc. stockholders’ equity	2,057	1,510
Non-redeemable non-controlling interests	1,495	1,494
Total stockholders’ equity	3,552	3,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,548	$18,690

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	231,492,986	$—	12,799,999	$—	$9,549	97,158,586	$(5,742)	$517	$(220)	$1,547	$5,651
Net income (excludes $2 of net loss attributable to redeemable non-controlling interest)								565		9	574
Other comprehensive income (loss), net of taxes									3	(8)	(5)
Payment of dividends to common stockholders (declared at $1.32 per share)								(195)			(195)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,453,610	—			301						301
Withholding taxes for stock options					(2)						(2)
Liberty Expedia Holdings transaction	20,745,181	—			2,883	23,876,671	(3,212)				(329)
Treasury stock activity related to vesting of equity instruments						295,185	(36)				(36)
Common stock repurchases						5,562,083	(683)				(683)
Adjustment to the fair value of redeemable non-controlling interests								(14)			(14)
Other changes in ownership of non-controlling interests					1					21	22
Impact of adoption of new accounting guidance								6			6
Stock-based compensation expense					246						246
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net loss								(2,612)		(116)	(2,728)
Other comprehensive income (loss), net of taxes									39	28	67
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Payment of preferred dividends (declared at $62.47 per share)					(75)						(75)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,872,135	—			319						319
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						489,263	(54)				(54)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					4					13	17
Stock-based compensation expense					225						225
Other					1	20,630					1

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net income								12		3	15
Other comprehensive income (loss), net of taxes									29	(27)	2
Payment of preferred dividends (declared at $74.96 per share)					(67)						(67)
Proceeds from exercise of equity instruments and employee stock purchase plans	8,031,432	—			503						503
Exercise of common stock warrants	5,065,381	—									—
Loss on redemption of preferred stock					(214)						(214)
Withholding taxes for stock options					(20)						(20)
Treasury stock activity related to vesting of equity instruments						1,046,227	(165)				(165)
Adjustment to the fair value of redeemable non-controlling interests					—			8			8
Other changes in ownership of non-controlling interests					(4)					25	21
Stock-based compensation expense					465						465
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2021	2020	2019
	(In millions)
Operating activities:
Net income (loss)	$15	$(2,728)	$572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	715	739	712
Amortization of stock-based compensation	418	205	241
Amortization of intangible assets	99	154	198
Impairment of goodwill, intangible and other long-term assets	20	974	—
Deferred income taxes	(145)	(488)	(91)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	105	2	(5)
Realized (gain) loss on foreign currency forwards	16	(80)	(22)
(Gain) loss on minority equity investments, net	29	142	(8)
Loss on debt extinguishment	280	—	—
(Gain) loss on sale of business, net	(456)	13	—
Provision for credit losses and other, net	32	135	(21)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(721)	1,781	(368)
Prepaid expenses and other assets	(224)	(188)	(193)
Accounts payable, merchant	777	(1,320)	224
Accounts payable, other, accrued expenses and other liabilities	138	(400)	254
Tax payable/receivable, net	10	(57)	(23)
Deferred merchant bookings	2,642	(2,576)	1,342
Deferred revenue	(2)	(142)	(45)
Net cash provided by (used in) operating activities	3,748	(3,834)	2,767
Investing activities:
Capital expenditures, including internal-use software and website development	(673)	(797)	(1,160)
Purchases of investments	(201)	(685)	(1,346)
Sales and maturities of investments	23	1,161	852
Cash and restricted cash divested from sale of business, net of proceeds	(60)	(21)	—
Other, net	(20)	79	101
Net cash used in investing activities	(931)	(263)	(1,553)
Financing activities:
Revolving credit facility borrowings	—	2,672	—
Revolving credit facility repayments	—	(2,672)	—
Proceeds from issuance of long-term debt, net of issuance costs	1,964	3,945	1,231
Payment of long-term debt	(1,706)	(750)	—
Debt extinguishment costs	(258)	—	—
Payment of Liberty Expedia Exchangeable Debentures	—	—	(400)
Net proceeds from issuance of preferred stock and warrants	—	1,132	—
Redemption of preferred stock	(1,236)	—	—
Purchases of treasury stock	(165)	(425)	(743)
Payment of dividends to common and preferred stockholders	(67)	(123)	(195)
Proceeds from exercise of equity awards and employee stock purchase plan	503	319	301
Other, net	(8)	(21)	(19)
Net cash provided by (used in) financing activities	(973)	4,077	175
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(177)	61	3
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,667	41	1,392
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	4,138	4,097	2,705
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$5,805	$4,138	$4,097
Supplemental cash flow information
Cash paid for interest	$342	$313	$157
Income tax payments, net	74	108	304
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia CruisesTM, and Traveldoo®. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
The COVID-19 pandemic has severely restricted the level of economic activity around the world, had an unprecedented effect on the global travel industry and materially and negatively impacted our business, financial results and financial condition. Since the first quarter of 2020, the governments of many countries, states, cities and other geographic regions have implemented, and continue to implement, a variety of containment measures, including travel restrictions, bans and advisories, instructions to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, “shelter-in-place” orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. While the process of vaccinating their residents against COVID-19 is underway in many countries, with various levels of success, the large scale and challenging logistics of distributing the vaccines, the unavailability of vaccines in many regions, the impact of vaccine hesitancy, as well as uncertainty over the efficacy of the vaccine against new variants of the virus, may all contribute to delays in economic recovery, particularly for the travel industry. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
Basis of Presentation
The accompanying consolidated financial statements include Expedia Group, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method or at fair value. We have eliminated significant intercompany transactions and accounts.
We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows.
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Since revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of the seasonality in the future.
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends improved during the second half of 2020, and in 2021. This resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
Reclassifications
We have reclassified prior period financial statements to conform to the current period presentation. During the first quarter of 2021, we centralized the management of our licensing and maintenance costs and reclassified certain expenses to technology and content expense from within our other operating expense line items on our consolidated statements of operations. The following table presents a summary of the amounts as reported and as reclassified in our consolidated statements of operations for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020		Year ended December 31, 2019
	As reported	As reclassified	As reported	As reclassified
	(In millions)
Cost of revenue	$1,680	$1,649	$2,077	$2,066
Selling and marketing	2,546	2,527	6,078	6,060
Technology and content	1,010	1,068	1,226	1,263
General and administrative	597	589	815	807
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
Merchant and Agency Vrbo Alternative Accommodations. Vrbo's lodging revenue is generally earned on a pay-per-booking basis, which can be either merchant or agency bookings depending on the nature of the payment processor. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate Vrbo for facilitating bookings with travelers. Under pay-per-booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. Vrbo also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for Vrbo's services, including but not limited to the use of Vrbo's website and a “Book with Confidence Guarantee” providing travelers with comprehensive payment protection and 24/7 traveler support. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in.
Subscription-based Listing Services. To a lesser extent, Vrbo's lodging revenue is also earned on a pay-per-subscription basis. In pay-per-subscription contracts, property owners or managers purchase in advance online advertising services related to the listing of their properties for rent over a fixed term (typically one year). As the performance obligation is the listing service and is provided to the property owner or manager over the life of the listing period, the pay-per-subscription revenue is recognized on a straight-line basis over the listing period.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $581 million as of December 31, 2021 and $389 million as of December 31, 2020.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2020, $2.3 billion of advance cash payments was reported within deferred merchant bookings, $1.7 billion of which was recognized resulting in $301 million of revenue during the year ended December 31, 2021 with the remainder primarily consisting of cancellations during the year. At December 31, 2021, the related balance was $4.9 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on various Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2020, $769 million of deferred loyalty rewards was reported within deferred merchant bookings, $569 million of which was recognized as revenue during the year ended December 31, 2021. At December 31, 2021, the related balance was $798 million.
Deferred Revenue. Deferred revenue primarily consists of unearned subscription revenue as well as deferred advertising revenue. At December 31, 2020, $172 million was recorded as deferred revenue, $105 million of which was recognized as revenue during the year ended December 31, 2021. At December 31, 2021, the related balance was $166 million.
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

Cash, Restricted Cash, and Cash Equivalents
Our cash and cash equivalents include cash and liquid financial instruments, including U.S. treasury securities, money market funds and term deposit investments, with maturities of three months or less when purchased. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$4,111	$3,363
Restricted cash and cash equivalents	1,694	772
Restricted cash included within long-term investments and other assets	—	3
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statement of cash flow	$5,805	$4,138
Short-term and Long-term Investments
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Investments, other than minority equity investments, classified as available-for-sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income ("OCI"). Realized gains and losses from the sale of available-for-sale investments, if any, are determined on a specific identification basis. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments are classified within long-term investments and other assets.
Minority equity investments with either readily determinable fair values, such as our investment in Despegar.com Corp ("Despegar"), or for which we have elected to apply the fair value option, such as our indirect investment in American Express Global Business Travel ("GBT"), are measured at fair value on a recurring basis with changes in fair value recorded through net income or loss. Minority investments without readily determinable fair values, for which we have not elected to measure at fair value, are measured using the equity method, or measured at cost with observable price changes reflected through net income or loss. We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value of minority equity investments are recorded in other income (expense), net.
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
We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment, 15 years for land improvements, and 40 years for buildings, which includes our corporate headquarters. Land is not depreciated. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

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
Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets
Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to ten years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.
Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.
Redeemable Non-controlling Interests
We have non-controlling interests in majority owned entities, which were carried at fair value as the non-controlling interests contained certain rights, whereby we could acquire and the minority shareholders could sell to us the additional shares of the company. If the redeemable non-controlling interest is redeemable at an amount other than fair value, we adjust the non-controlling interest to redemption value through earnings each period. In circumstances where the non-controlling interest is redeemable at fair value, changes in fair value of the shares for which the minority holders could sell to us were recorded to the non-controlling interest and as charges or credits to retained earnings (or additional paid-in capital in the absence of retained earnings). Fair value determinations required high levels of judgment (“Level 3” on the fair value hierarchy) and were based on various valuation techniques, including market comparables and discounted cash flow projections. We had no redeemable non-controlling interests as of December 31, 2021 and $13 million of redeemable non-controlling interests, which were included within other long-term liabilities, as of December 31, 2020.
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
At December 31, 2021 and 2020, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
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
Debt Issuance Costs
We defer costs we incur to issue debt, which are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, and amortize these costs to interest expense over the term of the debt or in circumstances where the debt can be redeemed at the option of the holders, over the term of the redemption option.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2021, 2020 and 2019, our advertising expense was $2.7 billion, $1.2 billion and $3.5 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a four-year period, but may accelerate in certain circumstances. During 2019, we started issuing RSUs as our primary form of stock-based compensation, which vested 25% after one year and then vested quarterly over the following three years. Beginning in 2021, we adopted a new vesting schedule for annual equity grants that provides for immediate quarterly vesting over the same four year term. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. In addition, we have a limited number of performance stock units ("PSUs"), for which we calculate the fair value using a Monte Carlo valuation model and amortized the fair value, net of actual forfeitures, as stock-based compensation over the vesting term, generally a two or three year period, on an accelerated basis. The number of shares that ultimately vest depends on achieving certain performance metrics or performance goals, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
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

Earnings Per Share
We compute basic earnings per share by taking net income or loss attributable to Expedia Group, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments (which includes our Convertible Notes) using the treasury stock or the if converted method, as applicable. For additional information on how we compute earnings per share, see NOTE 12 — Earnings Per Share.
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
Occupancy and Other Taxes
Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such taxes. A limited number of taxing jurisdictions have made similar claims against certain of our companies for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on our services. We are an intermediary between a traveler and a party renting a vacation property and we believe is similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes when determined to be probable and estimable. See NOTE 15 — Commitments and Contingencies for further discussion.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. As of January 1, 2021, we adopted the new ASU guidance which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the standard simplified accounting for convertible instruments by removing major separation models required under current GAAP, removing certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which permitted more equity contracts to qualify for it, and simplified the diluted earnings per share calculation in certain areas. The adoption of this new guidance did not have a material impact on our consolidated financial statements. The convertible senior notes issued in February 2021 are accounted for in accordance with this new guidance. See NOTE 7 — Debt and NOTE 12 — Earnings Per Share for additional information.
Recent Accounting Policies Not Yet Adopted
In October 2021, the Financial Accounting Standards Board issued new guidance relate to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. While we are continuing to assess the timing and the potential impacts of adoption, we do not expected it will have a material impact, if any, on our consolidated financial statements.

NOTE 3 — Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$47	$47	$—	$—
Mutual funds	23	23	—	—
Term deposits	153	—	153	—
Derivatives:
Foreign currency forward contracts	3	—	3	—
Investments:
Term deposits	200	—	200	—
Equity investments	909	94	—	815
Total assets	$1,335	$164	$356	$815

Financial assets measured at fair value on a recurring basis as of December 31, 2020 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$147	$147	$—
Term deposits	49	—	49
U.S. treasury securities	150	150	—
Investments:
Term deposits	24	—	24
Equity investments	123	123	—
Total assets	$493	$420	$73

Liabilities
Derivatives:
Foreign currency forward contracts	$14	$—	$14
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
As of December 31, 2021 and 2020, our cash and cash equivalents consisted primarily of term deposits, money market funds and U.S. treasury securities with maturities of three months or less and bank account balances.

Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, we recognized a loss of approximately $29 million, a loss of approximately $6 million, and a gain of approximately $10 million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2021, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.7 billion. As of December 31, 2021 and 2020, we had net forward assets of $3 million ($12 million gross forward asset) recorded in prepaid expenses and other current assets and $14 million ($23 million gross forward liability) recorded in accrued expenses and other current liabilities. We recorded $1 million, $74 million and $(8) million in net gains (losses) from foreign currency forward contracts in 2021, 2020 and 2019.
The following table reconciles, in millions, the beginning and ending balances of Level 3 equity investment in GBT for which we have elected the fair value option. There was no internal movements to or from Level 3 from Level 1 or 2 for the year ended December 31, 2021.

Balance at December 31, 2020	$—
Additions	815
Balance at December 31, 2021	$815
In connection with our disposition of Egencia as discussed in NOTE 16 – Acquisitions and Divestiture, we received an indirect equity interest in GBT. The initial fair value estimate as of November 1 , 2021 was based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The unobservable inputs used in the discounted cash flows model included projected EBITDA margin growth rates of approximately 24%, a long term growth rate of 2.5%, and a weighted average cost of capital of 9%. Our significant estimates in the market approach model included identifying similar companies with comparable business factors that could be reasonably considered investment alternatives and assessing comparable valuation multiples while applying a control premium in estimating the fair value of the investment. The unobservable inputs to the market approach included a revenue multiple of 3.5x and a control premium of 20%. Significant increases or decreases in the inputs to the discounted cash flow or market value approach would result in a significant higher or lower fair value measurements. As of December 31, 2021, we concluded that there was no change in valuation.
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
Goodwill. During 2021, we recognized a goodwill impairment charge of $14 million in our B2B segment resulting from valuing a component of our Egencia reporting unit that remained after the sale on November 1, 2021.
During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment on October 1, 2020, we deemed it necessary to perform various interim assessments of goodwill. As a result of assessments during 2020, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment.
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
Intangible and Long-term Assets. During 2021, we recognized long-term asset impairment charges of $6 million in our B2B segment resulting from the write-off of capitalized software of a component of our Egencia reporting unit that remained after the sale on November 1, 2021.
During 2020, we recognized intangible asset impairment charges of $175 million within our Retail segment, of which $119 million related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands as well as $35 million related to definite-lived intangible assets and $21 million related to other long-lived assets.

The indefinite-lived intangible assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues and royalty rates, which ranged from 2% to 8% with a weighted average royalty rate of 7%. For definite-lived intangible assets, classified as Level 3 measurements, we compared the estimated future, net undiscounted cash flows, which included key inputs such as rates of growth and profitability of our business as well as incremental net working capital, to the long-lived asset’s carrying amount. During 2020, we met the criteria to recognize certain smaller businesses within our Retail segment as held-for-sale. As such, we remeasured the disposal groups at fair value, less costs to sell, which is considered a Level 3 measurement and was based on each transaction’s estimated consideration as of the date of close.
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
Minority Investments without Readily Determinable Fair Values. As of both December 31, 2021 and 2020, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During 2021, we had no material gains or losses recognized related to these minority investments. During 2020, we recorded $134 million of losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During 2019, we recorded $2 million of losses related to the minority investments. As of December 31, 2021, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2021	2020
	(In millions)
Capitalized software development	$2,892	$3,374
Computer equipment	351	617
Furniture and other equipment	106	128
Buildings and leasehold improvements	1,220	1,230
Land	146	146
	4,715	5,495
Less: accumulated depreciation	(2,568)	(3,289)
Projects in progress	33	51
Property and equipment, net	$2,180	$2,257
As of December 31, 2021 and 2020, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $895 million and $898 million. For the years ended December 31, 2021, 2020 and 2019, we recorded amortization of capitalized software development costs of $588 million, $593 million and $556 million included in depreciation and amortization expense.
As of December 31, 2021, 2020 and 2019, we had $4 million, $9 million and $34 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 16 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $119 million, $159 million and $170 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$151	$139	$152
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30	117	183
Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Operating lease right-of-use assets	$407	$574

Current lease liabilities, included within Accrued expenses and other current liabilities	$77	$126
Long-term lease liabilities, included within Operating lease liabilities	360	513
Total operating lease liabilities	$437	$639

Weighted average remaining lease term	8.1 years	8.8 years
Weighted average discount rate	3.5%	3.6%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2022	$91
2023	77
2024	57
2025	49
2026	46
2027 and thereafter	184
Total lease payments	504
Less: imputed interest	(67)
Total	$437
NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In millions)
Goodwill	$7,171	$7,380
Intangible assets with indefinite lives	1,166	1,183
Intangible assets with definite lives, net	227	332
	$8,564	$8,895
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred.
During 2021, we recognized a goodwill impairment charge of $14 million. During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment, we deemed it necessary to perform various interim assessments of goodwill and intangible assets. As a result of these assessments, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment. We also incurred impairment charges of $175 million related to intangible assets with both indefinite-lives and definite lives, primarily within our Retail segment.
During 2019, we had no impairments of goodwill or intangible assets with indefinite-lives.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	Retail	B2B	trivago	Total
	(In millions)
Balance as of January 1, 2020	$7,049	$529	$549	$8,127
Impairment charges	(559)	—	(240)	(799)
Foreign exchange translation and other	15	9	28	52
Balance as of December 31, 2020	6,505	538	337	7,380
Impairment charges	—	(14)	—	(14)
Additions	—	—	5	5
Deductions	(34)	(167)	—	(201)
Foreign exchange translation and other	(9)	37	(27)	1
Balance as of December 31, 2021	$6,462	$394	$315	$7,171
As of December 31, 2021, accumulated goodwill impairment losses in total were $3.3 billion, of which $3.0 billion was associated with our Retail segment, $240 million was associated with our trivago segment and $14 million associated with our B2B segment. As of December 31, 2020, accumulated goodwill impairment losses in total were $3.4 billion, of which $3.1 billion was associated with our Retail segment and $240 million was associated with our trivago segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$565	$(502)	$63	$638	$(540)	$98
Supplier relationships	626	(564)	62	661	(556)	105
Domain names	164	(133)	31	173	(133)	40
Other	1,016	(945)	71	1,075	(986)	89
Total	$2,371	$(2,144)	$227	$2,547	$(2,215)	$332
Amortization expense was $99 million, $154 million and $198 million for the years ended December 31, 2021, 2020 and 2019. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2021, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2022	$85
2023	53
2024	49
2025	33
2026	7
2027 and thereafter	—
Total	$227

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2021	2020
	(In millions)
2.5% (€650 million) senior notes due 2022	$735	$798
3.6% senior notes due 2023	497	496
4.5% senior notes due 2024	498	497
6.25% senior notes due 2025	1,033	1,972
7.0% senior notes due 2025	—	740
5.0% senior notes due 2026	745	744
0% convertible senior notes due 2026	986	—
4.625% senior notes due 2027	744	743
3.8% senior notes due 2028	994	993
3.25% senior notes due 2030	1,235	1,233
2.95% senior notes due 2031	983	—
Long-term debt(1)	8,450	8,216
Current maturities of long-term debt	(735)	—
Long-term debt, excluding current maturities	$7,715	$8,216
___________________________________
(1)Net of applicable discounts and debt issuance costs.

Outstanding Debt
During 2021, we took a number of actions to reduce our cost of capital, including extinguishing higher cost debt issued in the prior year as well as issuing new debt with more favorable terms.
Extinguishment of Debt. During 2021, we used the net proceeds from the February and March 2021 private placements discussed below, to (i) finance a redemption of all of our outstanding 7.0% senior notes due 2025 (the “7.0% Notes”), (ii) finance a tender offer for a portion of our issued and outstanding 6.25% senior notes due 2025 (the “6.25% Notes”) and (iii) to pay fees and expenses related to the foregoing. On March 3, 2021, we completed the redemption of all of our outstanding 7.0% Notes as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% Notes, which resulted in the recognition of a loss on debt extinguishment of $280 million during the year ended December 31, 2021. This loss primarily reflected the payment of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities on the consolidated statement of cash flows and were $258 million during the year ended December 31, 2021, which reflected the $280 million loss on debt extinguishment adjusted for the non-cash write-off of debt issuance costs of approximately $23 million. In addition, we paid accrued and unpaid interest on the 7.0% and tendered portion of the 6.25% Notes up to the date of settlement.
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
The net carrying amount of the Convertible Notes as of December 31, 2021 was $986 million, which reflects the $1 billion in principal less unamortized debt issuance costs of $14 million. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $3 million during the year ended December 31, 2021.
March 2021 Senior Note Issuance. On March 3, 2021, we privately placed $1 billion of senior unsecured notes that are due in March 2031 that bear interest at 2.95%. In May 2021, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “2.95% Notes”). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year, beginning September 15, 2021, and the interest rate is subject to adjustment based on certain ratings events. We may redeem some or all of the 2.95% Notes at any time prior to December 15, 2030 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 2.95% Notes on or after December 15, 2030 at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 2.95% Notes was approximately $982 million after deducting the discount and debt issuance costs.
Previous Senior Note Issuances. In prior years, we issued the following senior notes, which are still outstanding as of December 31, 2021:
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

•$500 million of privately placed senior unsecured notes that are due in December 2023 that bear interest at 3.6%. In May 2021, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “3.6% Notes”). The 3.6% Notes were issued at a price of 99.922% of the aggregate principal amount. Interest is payable semi-annually in arrears in June and December of each year. We may redeem some or all of the 3.6% Notes at any time prior to November 15, 2023 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 3.6% Notes on or after November 15, 2023 at par plus accrued and unpaid interest, if any.
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
•Approximately $1 billion of senior unsecured notes that are due in May 2025 that bear interest at 6.25% (the “6.25% Notes”), which reflects the March 2021 tender offer to purchase $956 million in aggregate principal discussed above. The 6.25% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year. We may redeem some or all of the 6.25% Notes at any time prior to February 1, 2025 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 6.25% Notes on or after February 1, 2025 at par plus accrued and unpaid interest, if any.
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
•$750 million of senior unsecured notes that are due in August 2027 that bear interest at 4.625%. In May 2021, we completed an offer to exchange these notes for registered notes having substantially the same financial terms and covenants as the original notes (the unregistered and registered notes collectively, the “4.625% Notes”). The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable semi-annually in arrears in February and August of each year. We may redeem some or all of the 4.625% Notes at any time prior to May 1, 2027 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 4.625% Notes on or after May 1, 2027 at par plus accrued and unpaid interest, if any.
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
•$1.25 billion of registered senior unsecured notes that are due in February 2030 and bear interest at 3.25% (the “3.25% Notes”). The 3.25% Notes were issued at 99.225% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.25% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.25% Notes prior to November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.25% Notes on or after November 15, 2029, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
All of our outstanding senior notes (collectively the "Senior Notes") are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $98 million and $110 million as of December 31, 2021 and 2020.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $8.0 billion and $9.1 billion as of December 31, 2021 and 2020. Additionally, the estimated fair value of the Convertible Notes was $1.2 billion as of December 31, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of December 31, 2021, Expedia Group maintained a $1.145 billion revolving credit facility with a group of lenders that expires on May 31, 2023 (the “Revolving Credit Facility”). Obligations under the Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the facility (subject to certain exceptions, including for our headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Senior Notes without securing such Senior Notes. Loans under the Revolving Credit Facility bear interest at a per annum rate equal to an index rate plus a margin depending on the Company's credit ratings (A) in the case of eurocurrency loans ranging from 1.00% to 1.75% , and (B) in the case of base rate loans, at rates ranging from 0.00% to 0.75%. The Revolving Credit Facility contains certain financial covenants, including a leverage ratio test.
As of December 31, 2021 and 2020, we had no Revolving Credit Facility borrowings outstanding. The amount of stand-by letters of credit (“LOC”) issued under the Revolving Credit Facility reduced the credit amount available. As of December 31, 2021 and 2020, there was $14 million and $13 million of outstanding stand-by LOCs issued under the facility.
Foreign Credit Facility. As of December 31, 2021, the Company and Expedia Group International Holdings III, LLC (the “Borrower”) also maintained an $855 million credit facility with a group of lenders that expires on May 31, 2023 (the “Foreign Credit Facility”). Obligations under the Foreign Credit Facility are unsecured. Such obligations are guaranteed by the Company, its subsidiaries that guarantee obligations under the Revolving Credit Facility, as mentioned above, and certain of the Company’s additional subsidiaries. Loans under the Foreign Credit Facility bear interest at a per annum rate equal to an index rate plus a margin depending on the Company’s credit ratings (A) in the case of eurocurrency loans, ranging from 1.25% to 2.00%, and (B) in the case of base rate loans, ranging from 0.25% to per 1.00%. The covenants, events of default and other terms and conditions in the Foreign Credit Facility are substantially similar to those in the Revolving Credit Facility, but include additional limitations on the Borrower and certain other entities that are not obligors under the Revolving Credit Facility.
As of December 31, 2021 and 2020, we had no Foreign Credit Facility borrowings outstanding.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $68 million, $63 million and $81 million for the years ended December 31, 2021, 2020 and 2019.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards, such as PSUs, to directors, officers, employees and consultants. As of December 31, 2021, we had approximately 9 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2020	5,037	102.69
Granted	5,232	163.60
Vested	(3,209)	124.86
Cancelled	(1,238)	125.65
Balance as of December 31, 2021	5,822	140.33
The total market value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $503 million, $172 million and $117 million.
The following table presents a summary of PSU activity:

	PSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2020	248	86.33
Granted	216	192.50
Vested	(4)	87.90
Cancelled	(80)	150.19
Balance as of December 31, 2021	380	133.42
The following table summarizes the estimated vesting, as of December 31, 2021, of PSUs granted in 2021 and 2020, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2021	2020
	(In thousands)
Shares probable to be issued	66	314
Shares not subject to the achievement of minimum performance thresholds	—	92
Shares that could be issued if maximum performance thresholds are met	341	314
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of December 31, 2020	8,696	105.75
Granted	2,275	157.18
Exercised	(4,968)	103.11
Cancelled	(812)	116.29
Balance as of December 31, 2021	5,191	129.17	4.0	$268
Exercisable as of December 31, 2021	2,146	108.10	2.0	156
Vested and expected to vest after December 31, 2021	5,191	129.17	4.0	268
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2021, based on our closing stock price of $180.72 as of the last trading date in 2021. The total intrinsic value of stock options exercised was $302 million, $74 million and $145 million for the years ended December 31, 2021, 2020 and 2019.
The fair value of stock options granted during the year ended December 31, 2021 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	42.64%
Expected life (in years)	5.13
Dividend yield	—%
Weighted-average estimated fair value of options granted during the year	$60.39
There were no options granted during 2020 and options granted in 2019 were immaterial.
In 2021, 2020 and 2019, we recognized total stock-based compensation expense of $418 million, $205 million and $241 million. The total income tax benefit related to stock-based compensation expense was $157 million, $44 million and $55 million for 2021, 2020 and 2019. We capitalized $68 million, $36 million and $30 million of stock-based compensation expense associated with the cost of developing internal-use software in 2021, 2020 and 2019.
Cash received from stock-based award exercises for the years ended December 31, 2021 and 2020 was $476 million and $301 million. Total current income tax benefits during the years ended December 31, 2021 and 2020 associated with the exercise of stock-based awards held by our employees were $28 million and $1 million.
As of December 31, 2021, there was approximately $881 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.92 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees were allowed to contribute up to 15% of their base compensation. During 2021, 2020 and 2019, approximately 194,000, 212,000, and 171,000 shares were purchased under this plan for an average price of $135.38, $84.89 and $99.41 per share. During 2021, our Board of Directors approved an increase in the number of shares reserved for issuance under the ESPP of 1 million shares. As of December 31, 2021, we have reserved approximately 1.2 million shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
U.S.	$(274)	$(2,354)	$172
Foreign	236	(797)	603
Total	$(38)	$(3,151)	$775

Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
		(In millions)
Current income tax (benefit) expense:
U.S. federal	$17	$(31)	$76
State	7	—	20
Foreign	68	96	198
Current income tax expense	92	65	294
Deferred income tax (benefit) expense:
U.S. federal	(137)	(315)	(53)
State	(19)	(65)	(9)
Foreign	11	(108)	(29)
Deferred income tax (benefit) expense	(145)	(488)	(91)
Income tax (benefit) expense	$(53)	$(423)	$203

We reduced our current income tax payable by $28 million, $1 million and $60 million for the years ended December 31, 2021, 2020 and 2019 for tax deductions attributable to stock-based compensation.
Deferred Income Taxes
As of December 31, 2021 and 2020, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$85	$91
Deferred loyalty rewards	186	180
Net operating loss and tax credit carryforwards	939	752
Stock-based compensation	25	70
Property and equipment	19	54
Operating lease liabilities	96	135
Long-term investments	106	87
Other	62	89
Total deferred tax assets	1,518	1,458
Less valuation allowance	(171)	(216)
Net deferred tax assets	$1,347	$1,242
Deferred tax liabilities:
Goodwill and intangible assets	(418)	(422)
Anticipatory foreign tax credits	(113)	(98)
Operating lease ROU assets	(93)	(126)
Other	(15)	(4)
Total deferred tax liabilities	$(639)	$(650)
Net deferred tax assets	$708	$592
As of December 31, 2021, we had U.S. federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $1.9 billion, $892 million and $1.1 billion. U.S. federal NOLs of $1.9 billion may be carried forward indefinitely. State NOLs of $164 million may be carried forward indefinitely, and state NOLs of $728 million expire at various times starting from 2022. Foreign NOLs of $191 million may be carried forward indefinitely, and foreign NOLs of $919 million expire at various times starting from 2022.

As of December 31, 2021, we have a valuation allowance of approximately $171 million related to certain tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance decreased by $45 million from the amount recorded as of December 31, 2020 primarily due to the utilization of capital loss carryforwards, as well as foreign operating losses. The amount of the deferred tax asset considered realizable, however, may be adjusted if estimates of future taxable income increase, taxable income of the appropriate character is forecasted, capital gains are realized or if objective negative evidence in the form of cumulative GAAP losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits in 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent the repatriation resulted in differences between the GAAP and tax carrying values of Expedia Group’s investment in foreign subsidiaries whose offshore earnings are not indefinitely reinvested, or to the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued. The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the United States, and for which future distributions could be taxable, was $69 million as of December 31, 2021. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $18 million as of December 31, 2021.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
		(In millions)
Income tax (benefit) expense at the U.S. federal statutory rate of 21%	$(8)	$(662)	$163
Foreign tax rate differential	3	16	40
U.S. federal research and development credit	(27)	(24)	(25)
Excess tax benefits related to stock-based compensation	(52)	6	(12)
Nondeductible compensation	42	15	13
Unrecognized tax benefits and related interest	6	36	17
Change in valuation allowance	(24)	139	(2)
Return to provision true-ups	4	(20)	(12)
State taxes	(9)	(48)	22
Non-deductible goodwill impairment	—	170	—
Divestitures and entity restructuring	(6)	(53)	—
Foreign-derived intangible income	—	—	(14)
Other, net	18	2	13
Income tax (benefit) expense	$(53)	$(423)	$203
Our effective tax rate for 2021 was higher than the 21% U.S. federal statutory income tax rate due to excess tax benefits related to stock-based compensation, release of valuation allowance and research and experimentation credits, partially offset by nondeductible compensation, measured against a pre-tax loss. Our effective tax rate for 2020 was lower than the 21% U.S. federal statutory income tax rate due to valuation allowances and nondeductible impairments measured against a pre-tax loss Our effective tax rate for 2019 was higher than the 21% U.S. federal statutory income tax rate due to state income taxes, foreign income taxed at higher than the U.S. federal statutory tax rate, as well as losses in foreign jurisdictions for which we did not record a tax benefit.

Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2021	2020	2019
		(In millions)
Balance, beginning of year	$345	$305	$293
Increases to tax positions related to the current year	11	16	12
Increases to tax positions related to prior years	3	18	5
Decreases to tax positions related to prior years	(11)	(2)	—
Reductions due to lapsed statute of limitations	—	(4)	(2)
Settlements during current year	(6)	—	(11)
Interest and penalties	7	12	8
Balance, end of year	$349	$345	$305
As of December 31, 2021, we had $349 million of gross unrecognized tax benefits, $213 million of which, if recognized, would affect the effective tax rate. As of December 31, 2020, we had $345 million of gross unrecognized tax benefits, $219 million of which, if recognized, would affect the effective tax rate. As of December 31, 2019, we had $305 million of gross unrecognized tax benefits, $188 million of which, if recognized, would affect the effective tax rate.
As of December 31, 2021 and 2020, total gross interest and penalties accrued was $56 million and $49 million, respectively. We recognized interest expense of $7 million in 2021, $12 million in 2020 and $8 million in 2019 in connection with our unrecognized tax benefits.
The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently examining Expedia Group’s consolidated U.S. federal income tax returns for the periods ended December 31, 2011 through December 31, 2016. The Company has consented to an extension of the statute of limitations, until March 31, 2023 related to the 2011 through 2016 tax years, and until June 30, 2022 related to the 2017 tax year. As of December 31, 2021, for the Expedia Group, Inc. and Subsidiaries group, statute of limitations for tax years 2011 through 2020 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, the tax years 2001 through 2015 remain subject to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
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
The Series A Preferred Stock was classified within temporary equity on our consolidated balance sheets due to provisions that could cause the equity to be redeemable at the option of the holder. As of December 31, 2020, the carrying value of the Series A Preferred Stock was $1,022 million, net of $68 million in initial discount and issuance costs as well as $110 million allocated on a relative fair value basis to the concurrently issued Warrants recorded to additional paid-in capital (as described below). On May 20, 2021, we redeemed 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $640 million, including an $18 million redemption premium and $22 million of accrued dividends. On October 15, 2021, we redeemed the remaining 50% of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $635 million, including an $18 million redemption premium and $17 million of accrued dividends. The combined loss on redemption of Preferred Stock was $214 million during the year ended December 31, 2021, which included a charge to additional paid-in capital for the redemption premium as well as $178 million related to the original issuance discount, issuance costs and the Warrants value.
Subsequent to the second redemption and as of December 31, 2021, there was no remaining Series A Preferred Stock outstanding. The Series A Preferred Stock accumulated and we paid $67 million (or $74.96 per share of Series A Preferred Stock) in total dividends during the year ended December 31, 2021, including those mentioned above.
Warrants to Purchase Company Common Stock. Pursuant to the investment agreements in 2020, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of our common stock at an exercise price of $72.00 per share, subject to certain customary anti-dilution adjustments provided under the Warrants, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on our common stock. The Warrants were exercisable on a net share settlement basis and were to expire ten years after the closing date. In May 2021, the Apollo Purchaser exercised all of the Warrants it held and received approximately 2.5 million shares of our common stock in respect thereof. In November 2021, the Silver Lake Purchasers exercised all of the Warrants they held and received approximately 2.6 million shares of our common stock in respect thereof. As of December 31, 2021, no warrants remain outstanding.
Treasury Stock
As of December 31, 2021, the Company's treasury stock was comprised of approximately 124.5 million common stock and 7.3 million Class B shares. As of December 31, 2020, the Company's treasury stock was comprised of approximately 123.5 million common stock and 7.3 million Class B shares.
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

	Year Ended December 31,
	2020	2019
Number of shares repurchased	3.4 million	5.6 million
Average price per share	$109.88	$122.72
Total cost of repurchases (in millions)(1)	$370	$683
___________________________________

(1)Amount excludes transaction costs.
We made no share repurchases in 2021. As of December 31, 2021, 23.3 million shares remain authorized for repurchase under the 2019 and 2018 authorizations with no fixed termination date for the repurchases.
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
Accumulated Other Comprehensive Income (Loss)
The balance of accumulated other comprehensive loss as of December 31, 2021 and 2020 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at December 31, 2021 and 2020 of $15 million ($22 million before tax) and $69 million ($90 million before tax) associated with our 2.5% Notes. The 2.5% Notes are Euro-denominated debt designated as hedges of certain of our Euro-denominated net assets. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2021 and 2020, our ownership interest in trivago was approximately 58.3% and 59.0%.
NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2021, 2020 and 2019 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the year ended December 31, 2019, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise or vesting of stock-based awards and common stock warrants using the treasury stock method, and (iii) other stock-based commitments. In periods when we recognize a net loss, such as the years ended December 31, 2021 and 2020, we exclude the impact of outstanding stock-based awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table presents our basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$12	$(2,612)	$565
Preferred stock dividend	(67)	(75)	—
Loss on redemption of preferred stock	(214)	$—	$—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$(269)	$(2,687)	$565
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(1.80)	$(19.00)	$3.84
Diluted	(1.80)	(19.00)	3.77
Weighted average number of shares outstanding (000's):
Basic	149,734	141,414	147,194
Dilutive effect of:
Stock-based awards	—	—	2,688
Other dilutive securities	—	—	2
Diluted	149,734	141,414	149,884
For the year ended December 31, 2021, approximately 11 million of outstanding stock-based awards and approximately four million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the years ended December 31, 2020 and 2019, approximately 22 million of outstanding stock-based awards and common stock warrants and seven million of outstanding stock-based awards, respectively, were excluded.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $55 million and $231 million in restructuring and related reorganization charges during 2021 and 2020, respectively. We continue to evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.
We also engaged in certain smaller scale restructure actions in 2019 to centralize and migrate certain operational functions and systems, for which we recognized $24 million in restructuring and related reorganization charges, which were primarily related to severance, benefits and professional fees.

The following table summarizes the restructuring and related reorganization activity for the years ended December 31, 2021 and 2020 with the other charges primarily comprised of lease impairments and professional fees:

	Employee Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2020	$11	$6	$17
Charges	205	26	231
Payments	(120)	(17)	(137)
Non-cash items	7	(15)	(8)
Accrued liability as of December 31, 2020	$103	$—	$103
Charges	30	25	55
Payments	(77)	(7)	(84)
Non-cash items (1)	(32)	(16)	(48)
Accrued liability as of December 31, 2021	$24	$2	$26
___________________________________
(1)Non-cash items for 2021 primarily relate to the removal of the Egencia obligations upon its disposal.
NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Foreign exchange rate gains (losses), net	$(48)	$71	$(34)
Gains (losses) on minority equity investments, net	(29)	(142)	8
Other	19	(6)	12
Total	$(58)	$(77)	$(14)

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2021:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$824	$589	$222	$13	$—
Guarantees	16	16	—	—	—
Letters of credit	20	8	12	—	—
	$860	$613	$234	$13	$—
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

Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2021, 2020 and 2019.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million and $58 million as of December 31, 2021 and 2020, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
NOTE 16 – Divestitures
On November 1, 2021, we completed the sale of Egencia, Expedia Group’s corporate travel arm included within our B2B segment, to GBT. As a result of the sale, we deconsolidated Egencia, recognized a gain of $401 million within gain (loss) on sale of business, net in the consolidated statement of operations and divested cash and restricted cash of $88 million. We received no cash for this transaction but Expedia Group became an indirect holder of an approximately 19% interest of GBT with an initial fair value of $815 million, and a subsidiary entered into a 10-year lodging supply agreement with GBT. We have elected to account for our investment under the fair value option (see NOTE 3 — Fair Value Measurements). The 19% of indirect interest is subject to changes based on final debt/cash and working capital adjustments and, any such adjustment, would impact our gain on the sale.
In addition, during 2020 and 2021, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to plans to divest certain smaller businesses primarily within our Retail segment. As a result, in 2020, we completed the sale of certain smaller businesses, including Bodybuilding.com and SilverRail, which combined resulted in a net losses of $13 million and net cash divested of $21 million. In 2021, we completed additional sales including Classic Vacations and Alice, which combined resulted in net gains of $57 million and net cash received of $27 million. The resulting gains and losses in these transactions were recorded within gain (loss) on sale of business, net in the consolidated statement of operations.
None of these dispositions were considered a strategic shift that will have a major effect on our operations or financial results and they did not represent individually significant components of our business; therefore, they have not been reported as discontinued operations.
NOTE 17 – Liberty Expedia Holdings Transaction
On July 26, 2019, Expedia Group acquired all of the outstanding shares of Liberty Expedia Holdings, Inc. (“Liberty Expedia Holdings”) in a merger transaction in which the outstanding shares of Liberty Expedia Holdings’ Series A common stock and Series B common stock were exchanged for newly issued shares of common stock of Expedia Group with a fair value of $2.9 billion, assumption of $400 million in debt and $15 million of cash (the "Liberty Expedia Transaction"). We accounted for the acquired Liberty Expedia Holdings assets and liabilities, except for the Expedia Group shares repurchased, as a business combination. We accounted for the acquired Expedia Group shares held by Liberty Expedia Holdings as a share repurchase for consideration of $3.2 billion. As a result of this transaction, Expedia Group’s shares outstanding were reduced by approximately 3.1 million shares. The fair value of the assets and liabilities acquired in the business combination was $96 million, which was primarily comprised of $78 million of cash and $10 million of a trade name definite lived intangible asset related to Bodybuilding.com. Bodybuilding.com is primarily an Internet retailer of dietary supplements, sports nutrition products, and other health and wellness products. No goodwill was recorded for the portion of the transaction accounted for as a business combination.
In connection with the Liberty Expedia Transaction, a wholly-owned subsidiary of Expedia Group, Inc. (“Merger LLC”) assumed the obligations of Liberty Expedia Holdings with respect to the $400 million aggregate outstanding principal amount of 1.0% Exchangeable Senior Debentures due 2047 issued by Liberty Expedia Holdings (the “Exchangeable Debentures”) and the indenture governing the Exchangeable Debentures. On August 26, 2019, Merger LLC redeemed all of the Exchangeable Debentures in exchange for a total payment, including accrued and unpaid interest, of approximately $401 million.
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
Exchange Agreement
Simultaneously with the entry into the Merger Agreement, Mr. Diller, The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), Liberty Expedia Holdings and the Company entered into an Exchange Agreement (the “Exchange Agreement,” the rights contemplated by which and by the Governance Agreement (as defined below) were agreed by Mr. Diller to be deemed to be in recognition and in lieu of Mr. Diller’s existing rights under the Former Governance Agreement (as defined below) and the Stockholders Agreement), and pursuant to which on July 26, 2019, immediately prior to the closing of the Combination, Mr. Diller and the Family Foundation exchanged with Liberty Expedia Holdings 5,523,452 shares of Expedia Group common stock for the same number of shares of Expedia Group Class B common stock held by Liberty Expedia Holdings (the shares of Class B common stock acquired by Mr. Diller and the Family Foundation pursuant to the Exchange Agreement, collectively referred to as the “Original Shares”). The Original Shares represent approximately 27% of the total voting power of all shares of Expedia Group common stock and Class B common stock, based on approximately 150 million shares of Expedia Group common stock and approximately 5.5 million shares of Class B common stock outstanding as of December 31, 2021.
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
On November 2, 2021, the parties to the Delaware Litigation and the Special Litigation Committee entered into a Stipulation of Compromise and Settlement (the “Settlement Agreement”) which sets forth the terms and conditions for the proposed settlement and dismissal with prejudice of the Delaware Litigation, subject to review and approval by the court. On January 19, 2022, the court entered its Order and Final Judgment (the “Settlement Order”) approving the proposed settlement set forth in the Settlement Agreement, dismissing the litigation with prejudice and extinguishing and releasing the claims that were or would have been asserted in the litigation against the defendants and related persons. The court also awarded plaintiff’s attorneys’ fees and expenses in the sum of $6.5 million. Pursuant to the Settlement Agreement, Mr. Diller, the other defendants, the Special Litigation Committee of the board of directors, and the Company agreed to the following governance and related provisions, among others:
•Board and Executive Management Composition. Prior to Mr. Diller’s departure from all roles at the Company (“Mr. Diller’s Departure”), no more than two of Mr. Diller’s immediate family members (including Mr. Diller) will serve on the Company’s board of directors at any time. Following Mr. Diller’s Departure (a) no immediate family member of Mr. Diller will serve in an executive position at the Company or as chair of the Company’s board of directors and (b) no more than one Diller family member will serve on the board of directors at any time. The Company agreed that, following Mr. Diller’s Departure, in the event that no family member of Mr. Diller is serving on the Company’s board, the Company will nominate one Diller family member or family-designated representative to serve on the board of directors (subject to the support of two-thirds of the independent directors if the new nominee is a Diller family member), so long as Mr. Diller, his family members and certain related parties (collectively with Mr. Diller and his family members, “Diller-related persons”) in aggregate own at least 5% of the Company’s outstanding common equity or a 15% voting interest in the Company.
The following provisions apply following Mr. Diller’s Departure:
• Limitation on Voting Power of Class B Common Shares on Certain Matters. The voting percentage cast by Class B common shares held or controlled by Diller-related persons on specified matters will be limited to 20% of the total voting power of the outstanding common shares. The specified matters are (a) any merger, sale or other extraordinary transaction requiring Company stockholder approval (with any excess shares to be voted in proportion to votes cast by common shares not held by Diller-related persons) and (b) the election of any director-nominee not supported by a majority of the board of directors (with any excess shares to be voted in proportion to votes cast by common shares not held by Diller-related persons or others soliciting proxies in respect of one or more nominees not nominated by the Company’s board of directors).
•Provisions Relating to Sales of Class B Common Shares. Before any sale by Mr. Diller or other Diller-related persons of Class B common shares representing 10% or more of the Company’s total voting power, the Company will have the opportunity to offer to purchase the shares, and also to accept or reject any counteroffer that the Diller-related person may make, subject to certain procedures. If the Company does not buy the shares, the selling party will have 10 months following conclusion of the first offer process to sell or agree to sell the shares for not less than the price (if any) offered by the Company, after which the Company’s right of first offer will again apply.
•The Company agreed to cooperate reasonably in connection with any sale of Class B common shares by Mr. Diller or other Diller-related persons and to use its reasonable efforts to permit any such sale to be completed promptly. Subject to the acquiror agreeing to a customary standstill at 30% of the Company’s total voting power and absent certain fiduciary duty determinations, the Company’s obligations include granting a waiver of Section 203 of the Delaware General Corporation Law, which following the acquisition could otherwise restrict certain “business combination” transactions with the acquiror.
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
IAC/InterActiveCorp
The Company and IAC are related parties because Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. Each of Expedia Group and IAC has a 50% ownership interest in three aircraft that may be used by both companies. In April 2019, Expedia Group and IAC entered into an agreement to jointly acquire the third of the jointly-owned corporate aircraft for a total expected cost of approximately $72 million (including purchase and related costs) to be split evenly between the two companies. In 2019, we made an initial payment of $23 million (50% of the total purchase price and refurbishment costs) for our interest. 2020 payments were nominal and, in September 2021, we paid approximately $13 million representing Expedia Group’s respective share of the balance upon delivery of the third aircraft. Members of the aircraft flight crews are employed by an entity in which the Company and IAC each have a 50% ownership interest. The Company and IAC have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. We share equally in fixed and nonrecurring costs for the aircraft; direct operating costs are pro-rated based on actual usage. In addition, in December 2021, we entered into agreements pursuant to which we may use additional aircraft owned by a subsidiary of IAC on a cost basis. No flights have been undertaken pursuant to this arrangement to date.
As of December 31, 2021 and 2020, the net basis in our ownership interest in the planes was $60 million and $50 million, respectively, recorded in long-term investments and other assets. In 2021, 2020 and 2019, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplanes were nominal.
NOTE 19 — Segment Information
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com and Expedia Cruises. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia (until its sale on November 1, 2021), a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our Retail and B2B segments includes allocations of certain expenses, primarily related to our global travel supply organization and the majority of costs from our product and technology platform, as well as facility costs and the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change. During the fourth quarter of 2021, we consolidated our divisional finance teams into one global finance organization, which resulted in the reclassification of expenses from Retail and B2B into our Corporate function. We have reclassified prior period segment information to conform to our current period presentation.
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

The following tables present our segment information for 2021, 2020 and 2019. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,821	$1,460	$317	$—	$8,598
Intersegment revenue	—	—	106	(106)	—
Revenue	$6,821	$1,460	$423	$(106)	$8,598
Adjusted EBITDA	$1,782	$110	$39	$(454)	$1,477
Depreciation	(522)	(102)	(10)	(81)	(715)
Amortization of intangible assets	—	—	—	(99)	(99)
Impairment of goodwill	—	—	—	(14)	(14)
Intangible and other long-term asset impairment	—	—	—	(6)	(6)
Stock-based compensation	—	—	—	(418)	(418)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Restructuring and related reorganization charges	—	—	—	(55)	(55)
Realized (gain) loss on revenue hedges	17	—	—	—	17
Operating income (loss)	$1,277	$8	$29	$(1,128)	186
Other expense, net					(224)
Loss before income taxes					(38)
Provision for income taxes					53
Net income					15
Net income attributable to non-controlling interests					(3)
Net income attributable to Expedia Group, Inc.					12
Preferred stock dividend					(67)
Loss on redemption of preferred stock					(214)
Net loss attributable to Expedia Group, Inc. common stockholders					$(269)

	Year ended December 31, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,993	$942	$205	$59	$5,199
Intersegment revenue	—	—	75	(75)	—
Revenue	$3,993	$942	$280	$(16)	$5,199
Adjusted EBITDA	$298	$(190)	$(14)	$(462)	$(368)
Depreciation	(525)	(128)	(12)	(74)	(739)
Amortization of intangible assets	—	—	—	(154)	(154)
Impairment of goodwill	—	—	—	(799)	(799)
Intangible and other long-term asset impairment	—	—	—	(175)	(175)
Stock-based compensation	—	—	—	(205)	(205)
Legal reserves, occupancy tax and other	—	—	—	13	13
Restructuring and related reorganization charges	—	—	—	(231)	(231)
Realized (gain) loss on revenue hedges	(58)	(3)	—	—	(61)
Operating loss	$(285)	$(321)	$(26)	$(2,087)	(2,719)
Other expense, net					(432)
Loss before income taxes					(3,151)
Provision for income taxes					423
Net loss					(2,728)
Net loss attributable to non-controlling interests					116
Net loss attributable to Expedia Group, Inc.					(2,612)
Preferred stock dividend					(75)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,687)

	Year ended December 31, 2019
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,808	$2,579	$622	$58	$12,067
Intersegment revenue	—	—	316	(316)	—
Revenue	$8,808	$2,579	$938	$(258)	$12,067
Adjusted EBITDA	$2,171	$470	$85	$(592)	$2,134
Depreciation	(512)	(110)	(11)	(79)	(712)
Amortization of intangible assets	—	—	—	(198)	(198)
Stock-based compensation	—	—	—	(241)	(241)
Legal reserves, occupancy tax and other	—	—	—	(34)	(34)
Restructuring and related reorganization charges	—	—	—	(24)	(24)
Realized (gain) loss on revenue hedges	(8)	(14)	—	—	(22)
Operating income (loss)	$1,651	$346	$74	$(1,168)	903
Other expense, net					(128)
Income before income taxes					775
Provision for income taxes					(203)
Net income					572
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$565

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Business Model
Merchant	$5,537	$3,261	$6,763
Agency	2,307	1,267	3,882
Advertising, media and other	754	671	1,422
Total revenue	$8,598	$5,199	$12,067
Service Type
Lodging	$6,449	$4,051	$8,362
Air	254	105	869
Advertising and media	603	405	1,104
Other(1)	1,292	638	1,732
Total revenue	$8,598	$5,199	$12,067
___________________________________

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business prior to our sale of Egencia on November 1, 2021, among other revenue streams, none of which are individually material. Other also includes product revenue of $59 million and $58 million during the years ended December 31, 2020 and 2019 related to Bodybuilding.com, which was sold in May 2020.
Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2021, 2020 and 2019. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenue
United States	$6,569	$3,511	$6,869
All other countries	2,029	1,688	5,198
	$8,598	$5,199	$12,067
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(In millions)
Property and equipment, net
United States	$2,056	$2,114
All other countries	124	143
	$2,180	$2,257

NOTE 20 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees as well as refund reserves in 2020 and 2021 due to COVID impacts.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2021
Allowance for expected credit losses	$101	$7	$(17)	$(26)	$65
Other reserves	58	7	(1)	—	64
2020
Allowance for expected credit losses	$41	$82	$2	$(24)	$101
Other reserves	19	39	2	(2)	58
2019
Allowance for doubtful accounts	$34	$25	$(3)	$(15)	$41
Other reserves	19				19
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions or disposed of through sales of businesses, net translation adjustments and reclassifications.
NOTE 21 — Subsequent Event
On February 1, 2022, the applicable trustee, on behalf of the Company, provided notice to the holders of the Company’s 2.5% Notes due 2022 that the Company will redeem all of the €650 million of outstanding aggregate principal amount of such notes on March 3, 2022. The redemption price for the notes will be equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.