Form 10-Q
period 2022-03-31
Expedia Group, Inc.
filed 2022-05-03
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of April 22, 2022 was:

Common stock, $0.0001 par value per share	151,574,379	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2022

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021

Revenue	$2,249	$1,246
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	371	311
Selling and marketing (1)	1,339	664
Technology and content (1)	270	247
General and administrative (1)	186	156
Depreciation and amortization	197	209
Legal reserves, occupancy tax and other	21	(1)
Restructuring and related reorganization charges	—	29
Operating loss	(135)	(369)
Other income (expense):
Interest income	3	2
Interest expense	(81)	(98)
Loss on debt extinguishment	—	(280)
Other, net	5	(5)
Total other expense, net	(73)	(381)
Loss before income taxes	(208)	(750)
Provision for income taxes	85	169
Net loss	(123)	(581)
Net loss attributable to non-controlling interests	1	3
Net loss attributable to Expedia Group, Inc.	(122)	(578)
Preferred stock dividend	—	(28)
Net loss attributable to Expedia Group, Inc. common stockholders	$(122)	$(606)

Loss per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(0.78)	$(4.17)
Diluted	(0.78)	(4.17)
Shares used in computing earnings (loss) per share (000's):
Basic	156,336	145,181
Diluted	156,366	145,181
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$5
Selling and marketing	15	17
Technology and content	27	27
General and administrative	45	34

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net loss	$(123)	$(581)
Currency translation adjustments, net of tax(1)	(17)	(37)
Comprehensive loss	(140)	(618)
Less: Comprehensive loss attributable to non-controlling interests	(6)	(19)
Less: Preferred stock dividend	—	28
Comprehensive loss attributable to Expedia Group, Inc. common stockholders	$(134)	$(627)

(1)Currency translation adjustments include tax expense of $3 million and $9 million associated with net investment hedges for the three months ended March 31, 2022 and 2021.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,552	$4,111
Restricted cash and cash equivalents	2,583	1,694
Short-term investments	—	200
Accounts receivable, net of allowance of $66 and $65	1,736	1,264
Income taxes receivable	93	85
Prepaid expenses and other current assets	1,183	827
Total current assets	11,147	8,181
Property and equipment, net	2,169	2,180
Operating lease right-of-use assets	395	407
Long-term investments and other assets	1,468	1,450
Deferred income taxes	864	766
Intangible assets, net	1,368	1,393
Goodwill	7,166	7,171
TOTAL ASSETS	$24,577	$21,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,292	$1,333
Accounts payable, other	934	688
Deferred merchant bookings	9,203	5,688
Deferred revenue	178	166
Income taxes payable	19	16
Accrued expenses and other current liabilities	843	824
Current maturities of long-term debt	—	735
Total current liabilities	12,469	9,450
Long-term debt, excluding current maturities	7,719	7,715
Deferred income taxes	58	58
Operating lease liabilities	350	360
Other long-term liabilities	414	413
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 276,329 and 274,661; Shares outstanding: 151,554 and 150,125
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,431	14,229
Treasury stock - Common stock and Class B, at cost; Shares 132,051 and 131,813	(10,309)	(10,262)
Retained earnings (deficit)	(1,883)	(1,761)
Accumulated other comprehensive income (loss)	(161)	(149)
Total Expedia Group, Inc. stockholders’ equity	2,078	2,057
Non-redeemable non-controlling interests	1,489	1,495
Total stockholders’ equity	3,567	3,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,577	$21,548

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net loss								(578)		(3)	(581)
Other comprehensive income (loss), net of taxes									(21)	(16)	(37)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,643,100	—			269						269
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						374,806	(55)				(55)
Other changes in ownership of non-controlling interests					—					4	4
Stock-based compensation expense					91						91
Balance as of March 31, 2021	265,207,012	$—	12,799,999	$—	$13,919	131,141,343	$(10,152)	$(2,359)	$(199)	$1,479	$2,688

Three months ended March 31, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net loss								(122)		(1)	(123)
Other comprehensive income (loss), net of taxes									(12)	(5)	(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,668,445	—			101						101
Treasury stock activity related to vesting of equity instruments						238,675	(47)				(47)
Other changes in ownership of non-controlling interests					4					—	4
Stock-based compensation expense					97						97
Balance as of March 31, 2022	276,329,170	$—	12,799,999	$—	$14,431	132,051,439	$(10,309)	$(1,883)	$(161)	$1,489	$3,567

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(123)	$(581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	175	182
Amortization of intangible assets	22	27
Amortization of stock-based compensation	90	83
Deferred income taxes	(101)	(175)
Foreign exchange loss on cash, restricted cash and short-term investments, net	6	26
Realized loss on foreign currency forwards	32	7
Gain on minority equity investments, net	(21)	(8)
Loss on debt extinguishment	—	280
Other, net	2	24
Changes in operating assets and liabilities:
Accounts receivable	(476)	(300)
Prepaid expenses and other assets	(356)	(495)
Accounts payable, merchant	(41)	126
Accounts payable, other, accrued expenses and other liabilities	267	34
Tax payable/receivable, net	(13)	(2)
Deferred merchant bookings	3,515	2,940
Deferred revenue	13	2
Net cash provided by operating activities	2,991	2,170
Investing activities:
Capital expenditures, including internal-use software and website development	(156)	(168)
Sales and maturities of investments	200	—
Proceeds from initial exchange of cross-currency interest rate swaps	337	—
Payments for initial exchange of cross-currency interest rate swaps	(337)	—
Other, net	(31)	(12)
Net cash provided by (used in) investing activities	13	(180)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	1,967
Payment of long-term debt	(724)	(1,706)
Debt extinguishment costs	—	(256)
Purchases of treasury stock	(47)	(55)
Proceeds from exercise of equity awards and employee stock purchase plan	101	269
Other, net	7	(9)
Net cash provided by (used in) financing activities	(663)	210
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	(73)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,330	2,127
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,805	4,138
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,135	$6,265
Supplemental cash flow information
Cash paid for interest	$117	$129
Income tax payments, net	26	11
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™, Expedia CruisesTM and Traveldoo®. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. Since the first quarter of 2020, COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of our supply partners, particularly airlines and hotels, continue to operate at reduced but improving service levels in 2022. As the spread of the virus has been contained to varying degrees in certain countries during different times, travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in travel bookings and in elevated cancellation rates experienced at certain points since the pandemic began. More recently, such trends have continued to improve following the impact from the Omicron variant. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, previously filed with the Securities and Exchange Commission (“SEC”). trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
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

Notes to Consolidated Financial Statements – (Continued)

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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, in 2021, and in the first three months of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Note 2 – Summary of Significant Accounting Policies
Recent Accounting Policies Not Yet Adopted
In October 2021, the Financial Accounting Standards Board issued new guidance relate to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. While we are continuing to assess the timing and the potential impacts of adoption, we do not expect it will have a material impact, if any, on our consolidated financial statements.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $846 million as of March 31, 2022 and $581 million as of December 31, 2021.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2021, $4.9 billion of advance cash payments was reported within deferred merchant bookings, $2.5 billion of which was recognized resulting in $393 million of revenue during the three months ended March 31, 2022. At March 31, 2022, the related balance was $8.4 billion.
At December 31, 2021, $798 million of deferred loyalty rewards was reported within deferred merchant bookings, $144 million of which was recognized within revenue during the three months ended March 31, 2022. At March 31, 2022, the related

Notes to Consolidated Financial Statements – (Continued)

balance was $831 million.
Deferred Revenue. At December 31, 2021, $166 million was recorded as deferred revenue, $70 million of which was recognized as revenue during the three months ended March 31, 2022. At March 31, 2022, the related balance was $178 million.
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

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$5,552	$4,111
Restricted cash and cash equivalents	2,583	1,694
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,135	$5,805
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2022, we recorded approximately $3 million of incremental allowance for expected uncollectible accounts, partially offset by $2 million of write-offs. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—	$—
Mutual funds	22	22	—	—
Term deposits	950	—	950	—
Investments:
Equity investments	930	117	—	813
Total assets	$1,905	$142	$950	$813

Liabilities
Derivatives:
Cross-currency interest rate swaps	$3	$—	$3	$—
Financial assets measured at fair value on a recurring basis as of December 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$47	$47	$—	$—
Mutual funds	23	23	—	—
Term deposits	153	—	153	—
Derivatives:
Foreign currency forward contracts	3	—	3	—
Investments:
Term deposits	200	—	200	—
Equity investments	909	94	—	815
Total assets	$1,335	$164	$356	$815
We classify our cash equivalents and investments, other than our investment in American Express Global Business Travel (“GBT”) discussed below, within Level 1 and Level 2 as we value our cash equivalents and investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets, a Level 2 input. Valuation of the cross-currency interest rate swaps is based on foreign currency exchange rates and the current interest rate curve, Level 2 inputs.
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents and those with remaining maturities of less than one year are classified within short-term investments.
As of March 31, 2022 and December 31, 2021, our cash and cash equivalents consisted primarily of term deposits, money market funds and mutual funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of March 31, 2022, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $1.9 billion. We had a nominal net forward asset ($12 million gross asset) as of March 31, 2022 and a net forward asset of $3 million ($12 million gross asset) as of December 31, 2021 recorded in prepaid expenses and other current assets. We recorded $(34) million and $19 million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2022 and 2021.

Notes to Consolidated Financial Statements – (Continued)

On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiaries designated as the hedged item and the changes in the fair value of designated interest rate swaps based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as accumulated other comprehensive income (loss) (“AOCI”) within the foreign currency translation adjustment. Amounts excluded from hedge effectiveness at inception are recognized as interest accrues within interest expense. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38% based on a notional amount and fixed interest rates determined at contract inception. The fair value of the cross-currency interest rate swaps was a $3 million liability as of March 31, 2022 recorded in accrued expenses and other current liabilities, and the gain recognized in interest expense during the three months ended March 31, 2022 was nominal.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2022 and 2021, we recognized gains of approximately $23 million and $8 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
The following table reconciles, in millions, the beginning and ending balances of our Level 3 equity investment in GBT for which we have elected the fair value option. There were no internal movements to or from Level 3 from Level 1 or 2 during the three months ended March 31, 2022.

Balance as of December 31, 2021	$815
Upward (downward) adjustment to valuation	(2)
Balance as of March 31, 2022	$813
In connection with our disposition of Egencia (our former corporate travel arm) in November 2021, we became an indirect holder of an approximately 19% interest in GBT with an initial fair value of $815 million. As of March 31, 2022, we updated the valuation of our investment based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs, which resulted in a downward adjustment to our investment of approximately $2 million. The unobservable inputs used in the discounted cash flows model included projected EBITDA margin growth rates of approximately 25%, a long-term growth rate of 2.5%, and a weighted average cost of capital of 9.5%. Our significant estimates in the market approach model included identifying similar companies with comparable business factors that could be reasonably considered investment alternatives and assessing comparable valuation multiples while applying a control premium in estimating the fair value of the investment. The unobservable inputs to the market approach included a revenue multiple of 2.5x and a control premium of 20%. Significant increases or decreases in the inputs to the discounted cash flow or market value approach would result in a significant higher or lower fair value measurements.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity method investments for which we have not elected the fair value option, are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. We measure our minority investments that do not have readily determinable fair values at cost less impairment, adjusted by observable price changes with changes recorded within other, net on our consolidated statements of operations.
Minority Investments without Readily Determinable Fair Values. As of both March 31, 2022 and December 31, 2021, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three months ended March 31, 2022 and 2021, we had no material gains or losses recognized related to these minority investments. As of March 31, 2022, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2022	December 31, 2021
	(In millions)
2.5% (€650 million) senior notes due 2022	$—	$735
3.6% senior notes due 2023	497	497
4.5% senior notes due 2024	498	498
6.25% senior notes due 2025	1,034	1,033
5.0% senior notes due 2026	746	745
0% convertible senior notes due 2026	986	986
4.625% senior notes due 2027	744	744
3.8% senior notes due 2028	994	994
3.25% senior notes due 2030	1,236	1,235
2.95% senior notes due 2031	984	983
Long-term debt(1)	7,719	8,450
Current maturities of long-term debt	—	(735)
Long-term debt, excluding current maturities	$7,719	$7,715
_______________
(1)Net of applicable discounts and debt issuance costs.
Redemption of 2.5% Notes
On March 3, 2022, we early redeemed all of our €650 million registered senior unsecured notes that were due June 2022 and bore interest at 2.5% (the “2.5% Notes”). The redemption price for the 2.5% Notes was 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date of €12 million.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $57 million and $98 million as of March 31, 2022 and December 31, 2021.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $6.8 billion and $8.0 billion as of March 31, 2022 and December 31, 2021. Additionally, the estimated fair value of the Convertible Notes was $1.2 billion as of both March 31, 2022 and December 31, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facilities
Revolving Credit Facility. As of March 31, 2022, Expedia Group maintained a $1.145 billion revolving credit facility with a group of lenders that was to expire on May 31, 2023 (the “Revolving Credit Facility”). Obligations under the Revolving Credit Facility were secured by substantially all of the assets of the Company and its subsidiaries that guarantee the facility (subject to certain exceptions, including for our headquarters located in Seattle, WA) up to the maximum amount permitted under the indentures governing the Senior Notes without securing such Senior Notes. Loans under the Revolving Credit Facility bore interest at a per annum rate equal to an index rate plus margin depending on the Company’s credit ratings (A) in the case of eurocurrency loans ranging from 1.00% to 1.75%, and (B) in the case of base rate loans, at rates ranging from 0.00% to 0.75%. The Revolving Credit Facility contained covenants including a maximum leverage ratio.

Notes to Consolidated Financial Statements – (Continued)

As of March 31, 2022 and December 31, 2021, we had no Revolving Credit Facility borrowings outstanding. The amount of stand-by letters of credit (“LOC”) issued under the Revolving Credit Facility reduced the credit amount available. As of March 31, 2022 and December 31, 2021, there was $36 million and $14 million of outstanding stand-by LOCs issued under the facility.
Foreign Credit Facility. As of March 31, 2022, the Company and Expedia Group International Holdings III, LLC (the “Borrower”) also maintained an $855 million credit facility with a group of lenders that was to expire on May 31, 2023 (the “Foreign Credit Facility”). Obligations under the Foreign Credit Facility were unsecured. Such obligations were guaranteed by the Company, its subsidiaries that guarantee obligations under the Revolving Credit Facility, as mentioned above, and certain of the Company’s additional subsidiaries.
Loans under the Foreign Credit Facility bore interest at a per annum rate equal to an index rate plus a margin depending on the Company’s credit ratings (A) in the case of eurocurrency loans, ranging from 1.25% to 2.00%, and (B) in the case of base rate loans, ranging from 0.25% to per 1.00%.
The covenants, events of default and other terms and conditions in the Foreign Credit Facility were substantially similar to those in the Revolving Credit Facility, but included additional limitations on the Borrower and certain other entities that are not obligors under the Revolving Credit Facility.
As of March 31, 2022 and December 31, 2021, we had no Foreign Credit Facility borrowings outstanding.
Note 5 – Capital Stock
Treasury Stock
As of March 31, 2022, the Company’s treasury stock was comprised of approximately 124.8 million common stock and 7.3 million Class B shares. As of December 31, 2021, the Company’s treasury stock was comprised of approximately 124.5 million shares of common stock and 7.3 million Class B shares.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options. As of March 31, 2022, we had stock-based awards outstanding representing approximately 12 million shares of our common stock, consisting of approximately 8 million RSUs and PSUs and options to purchase approximately 4 million shares of our common stock with a weighted average exercise price of $134.62 and weighted average remaining life of 4.2 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During the three months ended March 31, 2022, we granted approximately 2 million RSUs and PSUs.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of March 31, 2022 and December 31, 2021 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at March 31, 2022 of $7 million ($10 million before tax) and $15 million ($22 million before tax) at December 31, 2021 associated with our Euro-denominated 2.5% Notes, as well as foreign currency transaction losses at March 31, 2022 of $2 million ($3 million before tax) associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Until their redemption in March 2022, the aggregate principal value of the 2.5% Notes was designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. In March 2022, we redeemed the 2.5% Notes and terminated the related hedging relationship. The currency translation adjustment amounts associated with the net investment hedge of the 2.5% Notes will remain in AOCI until realized upon a full or partial sale or liquidation of the applicable Euro-functional currency subsidiaries.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per

Notes to Consolidated Financial Statements – (Continued)

share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2022, approximately 12 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2021, approximately 25 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2022, the effective tax rate was a 40.9% benefit on pre-tax loss, compared to a 22.5% benefit on pre-tax loss for the three months ended March 31, 2021. The change in the effective tax rate was primarily due to excess tax benefits from stock-based compensation recognized in the current year.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million and $50 million as of March 31, 2022 and December 31, 2021, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. The matter went to trial in September 2019 and, on January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On October 18 and 19, 2021, the Australian Federal Court heard submissions from the parties regarding penalties and other orders. On April 22, 2022, the Australian Federal Court issued a judgment ordering trivago to pay a penalty of AU$44.7 million and to cover the ACCC’s costs arising from the proceedings. The court also enjoined trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL. We recorded an estimated probable loss of approximately $11 million with respect to these proceedings in a previous period and an additional probable loss of approximately $23 million during the three months ended March 31, 2022, for a total of approximately $34 million.
Note 9 – Segment Information
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, CarRentals.com and Expedia Cruises. Our B2B segment is comprised of our Expedia Business Services organization including Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia (until its sale in November 2021), a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three months ended March 31, 2022 and 2021. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,740	$432	$77	$—	$2,249
Intersegment revenue	—	—	39	(39)	—
Revenue	$1,740	$432	$116	$(39)	$2,249
Adjusted EBITDA	$188	$80	$25	$(120)	$173
Depreciation	(128)	(20)	(2)	(25)	(175)
Amortization of intangible assets	—	—	—	(22)	(22)
Stock-based compensation	—	—	—	(90)	(90)
Legal reserves, occupancy tax and other	—	—	—	(21)	(21)
Operating income (loss)	$60	$60	$23	$(278)	(135)
Other expense, net					(73)
Loss before income taxes					(208)
Provision for income taxes					85
Net loss					(123)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(122)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,025	$184	$37	$—	$1,246
Intersegment revenue	—	—	9	(9)	—
Revenue	$1,025	$184	$46	$(9)	$1,246
Adjusted EBITDA	$106	$(57)	$(4)	$(103)	$(58)
Depreciation	(133)	(28)	(3)	(18)	(182)
Amortization of intangible assets	—	—	—	(27)	(27)
Stock-based compensation	—	—	—	(83)	(83)
Legal reserves, occupancy tax and other	—	—	—	1	1
Restructuring and related reorganization charges	—	—	—	(29)	(29)
Realized (gain) loss on revenue hedges	9	—	—	—	9
Operating loss	$(18)	$(85)	$(7)	$(259)	(369)
Other expense, net					(381)
Loss before income taxes					(750)
Provision for income taxes					169
Net loss					(581)
Net loss attributable to non-controlling interests					3
Net loss attributable to Expedia Group, Inc.					(578)
Preferred stock dividend					(28)
Net loss attributable to Expedia Group, Inc. common stockholders					$(606)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2022	2021
	(in millions)
Business Model:
Merchant	$1,485	$796
Agency	566	323
Advertising, media and other	198	127
Total revenue	$2,249	$1,246
Service Type:
Lodging	$1,610	$903
Air	74	50
Advertising and media	166	88
Other(1)	399	205
Total revenue	$2,249	$1,246
____________________________
(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business prior to our sale of Egencia in November 2021, among other revenue streams, none of which are individually material.

Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Notes to Consolidated Financial Statements – (Continued)

Note 10 – Subsequent Event
On April 14, 2022, Expedia Group entered into a new $2.5 billion credit agreement (the “New Revolving Credit Facility”). Aggregate commitments under the New Revolving Credit Facility total $2.5 billion (with a $120 million letter of credit sublimit). The New Revolving Credit Facility matures on April 14, 2027. Loans under the New Revolving Credit Facility will bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. Such interest is payable (i) with respect to term benchmark loans, at the end of each applicable interest period, but in no event less frequently than every three months and (ii) with respect to base rate loans, quarterly. A participation fee, accruing at a rate equal to the margin used to determine the interest rate for term benchmark loans and payable quarterly, is payable in respect of outstanding letters of credit under the New Revolving Credit Facility (together with fronting fees and customary issuance fees). A fee is payable quarterly in respect of undrawn commitments under the New Revolving Credit Facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The New Revolving Credit Facility contains certain customary affirmative and negative covenants, representations and warranties and events of default (subject in certain cases to customary grace and cure periods). The occurrence of an event of default under the New Revolving Credit Facility could result in the termination of the commitments under the New Revolving Credit Facility and the acceleration of all outstanding borrowings under the New Revolving Credit Facility. The terms of the New Revolving Credit Facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter. In connection with the Expedia Group’s entry into the New Revolving Credit Facility, Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under the Revolving Credit Facility and Foreign Credit Facility.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Expedia Group's mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We help reduce the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Management Overview” in our Annual Report on Form 10-K for the year ended December 31, 2021.
All percentages within this section are calculated on actual, unrounded numbers.
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the travel industry. COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of our supply partners, particularly airlines and hotels, continue to operate at reduced but improving service levels.
As the spread of the virus has been contained to varying degrees in certain countries during different times, travel restrictions have been lifted and consumers have become more comfortable traveling, particularly to domestic locations. This has led to a moderation of the more severe declines in travel bookings and elevated cancellation rates experienced at certain points since the pandemic began. More recently, such trends have continued to improve following the impact from the Omicron variant. However, travel bookings remain below and cancellation rates remain slightly elevated compared to pre-COVID levels due largely to the COVID-19 variants and subvariants.
The degree of containment of the virus, and the recovery in travel, has varied country by country. During the recovery period, there have been instances where cases of COVID-19 have started to increase again after a period of decline, which in some cases impacted the recovery of travel in certain countries. Additionally, there continues to be uncertainty over the impact of new variants of the virus, including the efficacy of the vaccines against such variants, which has contributed, and may continue to contribute, to delays in economic recovery. COVID-19 has also had broader economic impacts, including an increase in unemployment levels and reduction in economic activity globally, which if COVID-19 cases start to increase again, could lead to a reduction in consumer or business spending on travel activities, which may negatively impact the timing and level of a recovery in travel demand. Broader, sustained negative economic impacts could also put strain on our suppliers, business and service partners which increases the risk of credit losses and service level or other disruptions.
Our financial and operating results for both 2020 and 2021 were significantly impacted due to the continued decrease in travel demand related to COVID-19. The full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future. More specifically, the recent Russia/Ukraine conflict has had a varying impact on the travel industry and potential broader economic uncertainties, and it remains unclear what the extent of the impact on future results will be.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 are temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings when business conditions return to more normalized levels. In 2021, we successfully achieved the previously outlined annualized run-rate fixed costs savings of $700 to $750 million compared to the fourth quarter of 2019 exit rate, as well as the greater than $200 million in variable cost savings, at 2019 volume levels. We also believe we have improved our marketing efficiency and continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company.
As a result of these cost savings initiatives, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Online Travel
Increased usage and familiarity with the internet continues to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and European markets with online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, historically lagging behind those regions. The emerging market penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
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
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the first three months of 2022, lodging accounted for 72%. As a result of the improvement in travel demand this year, room nights grew 52% in the first three months of 2022, as compared to a growth of 35% in 2021 and a decline of 55% in 2020. The timing of recovery in consumer sentiment on travel and on staying at hotels will be a factor in our level of room night growth, and as noted above, we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms booked on Expedia Group websites increased 3% in 2020, increased 20% in 2021 and increased 20% in the first three months of 2022. During 2021 and the early part of 2022, the increase in ADRs for our Vrbo business, which carries a higher ADR than hotels, remains elevated compared to years prior to the COVID-19 outbreak.
The uncertain environment as a result of COVID-19, including travel restrictions and shifts in consumer behavior, the mix of our lodging bookings across geographies and types of accommodations, and general variability in supply and demand, make it difficult to predict ADR trends in the near-term.
As of March 31, 2022, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 840,000 hotels.
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
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. While we have experienced improvement in air bookings in the first three months of 2022 and throughout 2021, versus 2020, it continues to lag lodging bookings and remains below 2019 levels. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to down approximately 20% by the end of 2021, and as of early April 2022 were down 10%, compared to 2019 levels.
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
Air ticket volumes increased 48% during the first quarter of 2022, increased 43% in 2021 and a decline of 63% in 2020. As a percentage of our total worldwide revenue in the first quarter of 2022, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2022, we generated $166 million of advertising and media revenue, an 88% increase from the same period in 2021, representing 7% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses, which continued throughout 2021 and through the first three months of 2022. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers see consumer demand that warrants increasing their advertising spend with trivago.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, in 2021, and in the first three months of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2021 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in eight lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations

For additional information and other recent developments on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $48 million as of March 31, 2022, and $50 million as of December 31, 2021.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Gross bookings	$24,412	$15,422	58%
Revenue margin (1)	9.2%	8.1%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three months ended March 31, 2022, gross bookings increased 58%, compared to the same period in 2021, reflecting improvements in the travel environment.
Results of Operations
Revenue

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Revenue by Segment
Retail	$1,740	$1,025	70%
B2B	432	184	135%
trivago (Third-party revenue)	77	37	111%
Total revenue	$2,249	$1,246	81%
Revenue increased 81% for the three months ended March 31, 2022, compared to the same period in 2021 with all segments growth reflecting improvements in travel trends during the current year.

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Revenue by Service Type
Lodging	$1,610	$903	78%
Air	74	50	50%
Advertising and media(1)	166	88	88%
Other	399	205	94%
Total revenue	$2,249	$1,246	81%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 78% for the three months ended March 31, 2022, compared to the same period in 2021, on a 52% increase in room nights stayed across hotel and alternative accommodations as well as ADR growth of 20%, which drove a 17% increase in revenue per room night.
Air revenue increased 50% for the three months ended March 31, 2022 driven by an increase in air tickets sold of 48% as air travel demand improved.
Advertising and media revenue increased 88% for the three months ended March 31, 2022, compared to the same period in 2021, due to increases at both trivago and Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business (through Egencia’s sale in November 2021), increased 94% for the three months ended March 31, 2022, compared to the same period in 2021, from growth in travel insurance products and car.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,485	$796	86%
Agency	566	323	75%
Advertising, media and other	198	127	57%
Total revenue	$2,249	$1,246	81%
Merchant revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue.
Agency revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in agency hotel, car and air revenue.
Advertising, media and other increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in advertising revenue.
Cost of Revenue

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Direct costs	$299	$201	49%
Personnel and overhead	72	110	(35)%
Total cost of revenue	$371	$311	19%
% of revenue	16.5%	25.0%
Cost of revenue primarily consists of direct costs to support our customer operations, including our customer support and telesales as well as fees to air ticket fulfillment vendors; credit card processing, including merchant fees, fraud and chargebacks; and other costs, primarily including data center and cloud costs to support our websites, supplier operations, destination supply, certain transactional level taxes as well as related personnel and overhead costs, including stock-based compensation.
Cost of revenue increased $60 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher merchant fees, customer service costs, and cloud costs as a result of increased transaction volumes, which offset lower personnel costs related to the sale of Egencia in November 2021.
Selling and Marketing

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Direct costs	$1,176	$487	141%
Indirect costs	163	177	(7)%
Total selling and marketing	$1,339	$664	102%
% of revenue	59.6%	53.3%
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

Selling and marketing expenses increased $675 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in direct costs driven by further improvement in travel demand.

Technology and Content

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Personnel and overhead	$202	$174	16%
Other	68	73	(6)%
Total technology and content	$270	$247	9%
% of revenue	12.0%	19.8%
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
Technology and content expense increased $23 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in personnel costs resulting from the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.

General and Administrative

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Personnel and overhead	$143	$120	19%
Professional fees and other	43	36	21%
Total general and administrative	$186	$156	19%
% of revenue	8.3%	12.5%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased $30 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in personnel costs resulting from the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021, as well as an increase of $11 million in stock-based compensation.

Depreciation and Amortization

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Depreciation	$175	$182	(4)%
Amortization of intangible assets	22	27	(21)%
Total depreciation and amortization	$197	$209	(6)%
Depreciation decreased $7 million during the three months ended March 31, 2022, compared to the same period in 2021. Amortization of intangible assets decreased $5 million during the three months ended March 31, 2022, compared to the same period in 2021 primarily due to the completion of amortization related to certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$21	$(1)	N/A
% of revenue	1.0%	—%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three months ended March 31, 2022, the charges primarily related to certain other legal reserves for trivago as described in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements, which were partially offset by immaterial changes to our reserve related to hotel occupancy and other taxes. During the three months ended March 31, 2021, there were immaterial changes to our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which resulted in headcount reductions and office consolidations. As a result, we recognized $29 million in restructuring and related reorganization charges during the three months ended March 31, 2021. We continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.
Operating Loss

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Operating loss	$(135)	$(369)	(63)%
% of revenue	(6.0)%	(29.6)%
During the three months ended March 31, 2022, we had operating loss of $135 million, compared to an operating loss of $369 million for the same period in 2021. The improvement in the current year period was primarily due to growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Retail	$188	$106	78%
B2B (1)	80	(57)	N/A
trivago	25	(4)	N/A
Unallocated overhead costs (Corporate)	(120)	(103)	17%
Total Adjusted EBITDA (2)	$173	$(58)	N/A
____________________________
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
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA during the three months ended March 31, 2022, compared to the same period in 2021, as a result of the recovering travel environment. In addition, the B2B segment improved in part due to the absence of the prior year Adjusted EBITDA loss related to Egencia.
Unallocated overhead costs increased $17 million during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in general and administrative expenses.
Interest Income and Expense

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Interest income	$3	$2	60%
Interest expense	(81)	(98)	(17)%
Loss on debt extinguishment	—	(280)	N/A

Interest income increased for the three months ended March 31, 2022, compared to the same period in 2021, as a result of higher rates of return and average cash balances. Interest expense decreased for the three months ended March 31, 2022, compared to the same period in 2021, as a result of interest related to high cost senior notes outstanding in the prior year but extinguished in March 2021.
As a result of the debt refinancing transactions during the three months ended March 31, 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2022	2021
	($ in millions)
Foreign exchange rate losses, net	$(17)	$(11)
Gains on minority equity investments, net	21	8
Other	1	(2)
Total other, net	$5	$(5)
Provision for Income Taxes

	Three months ended March 31,
	2022	2021	% Change
	($ in millions)
Provision for income taxes	$(85)	$(169)	(49)%
Effective tax rate	40.9%	22.5%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2022, the effective tax rate was an 40.9% benefit on pre-tax loss, compared to a 22.5% benefit on pre-tax loss for the three months ended March 31, 2021. The change in the effective tax rate was primarily due to excess tax benefits from stock-based compensation recognized in the current year.

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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(122)	$(578)
Net loss attributable to non-controlling interests	(1)	(3)
Provision for income taxes	(85)	(169)
Total other expense, net	73	381
Operating loss	(135)	(369)
Gain (loss) on revenue hedges related to revenue recognized	—	(9)
Restructuring and related reorganization charges	—	29
Legal reserves, occupancy tax and other	21	(1)
Stock-based compensation	90	83
Depreciation and amortization	197	209
Adjusted EBITDA	$173	$(58)

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facilities as well as our cash and cash equivalents and short-term investment balances, which were $5.6 billion and $4.3 billion at March 31, 2022 and December 31, 2021. As of March 31, 2022, the total cash and cash equivalents and short-term investments held outside the United States was $739 million ($439 million in wholly-owned foreign subsidiaries and $300 million in majority-owned subsidiaries). Our credit facilities with aggregate commitments of $2 billion were essentially untapped at March 31, 2022 and December 31, 2021.
Managing our balance sheet prudently and maintaining appropriate liquidity have been high priorities during the COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the three months ended March 31, 2022, we continued certain of these actions, including suspension of our share repurchases and quarterly common stock dividends.
On March 3, 2022, we early redeemed all of the €650 million of outstanding aggregate principal amount of the Company’s 2.5% Notes due in June 2022. The redemption price for the notes equaled 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
On April 14, 2022, we entered into a new revolving credit facility with aggregate commitments of $2.5 billion, which replaced our two existing credit facilities outstanding as of March 31, 2022.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2022, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “negative.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 3.6% and 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2022, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Although travel volumes remain materially lower than historic levels, booking and travel trends normalized in 2022 resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. For 2022, we expect total capital expenditures for the full year to increase over 2021 spending levels as we look to continue to improve our technology platforms, infrastructure, operational capabilities, and in the development of service offerings and expansion of our operations.
Our cash flows are as follows:

	Three months ended March 31,
	2022	2021	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,991	$2,170	$821
Investing activities	13	(180)	193
Financing activities	(663)	210	(873)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	(73)	62
For the three months ended March 31, 2022, net cash provided by operating activities increased by $821 million primarily due to an increase in benefits from working capital changes driven mostly from a change in deferred merchant bookings and, to a lesser extent, higher pre-tax income after adjusting for impacts of depreciation, amortization and loss on debt extinguishment.
For the three months ended March 31, 2022, we had net cash provided by investing activities of $13 million compared to cash used in investing activities of $180 million in the prior year period. The change was largely due to sales and maturities of investments of $200 million in the current year.
For the three months ended March 31, 2022, net cash used in financing activities primarily included payments of $724 million related to the extinguishment of our 2.5% Notes discussed above as well as $47 million of cash paid for treasury stock activity related to the vesting of equity instruments. These uses of cash were largely offset by $101 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2021, net cash provided by financing activities primarily included approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2020, respectively, as well as $269 million of proceeds from the exercise of options and employee stock purchase plans. These sources of cash were largely offset by payments of approximately $2 billion related to the extinguishment of debt as well as $55 million of cash paid for treasury stock activity related to the vesting of equity instruments.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2022 and 2021 of $11 million and $73 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.
Other than discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2021.
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

	March 31, 2022	December 31, 2021
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$9,543	$7,003
Non-Current Assets	10,333	10,255
Current Liabilities	11,267	8,701
Non-Current Liabilities	8,225	8,224

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Combined Statements of Operations Information:
Revenue	$1,883	$7,146
Operating income (loss)(2)	(136)	124
Net loss	(95)	(377)
Net loss attributable to Obligors	(95)	(658)
____________________________
(1)Current assets include intercompany receivables with non-guarantors of $644 million as of March 31, 2022 and $705 million as of December 31, 2021.
(2)Operating loss includes intercompany expenses with non-guarantors of $76 million for the three months ended March 31, 2022 and $472 million for the year ended December 31, 2021.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2022. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2021. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Actions Filed by Individual States, Cities and Counties
Arizona Cities Litigation. On March 1, 2022, the tax court granted plaintiffs’ motion to reconsider a portion of the December 17, 2021 ruling. The parties have reached a tentative settlement that would resolve all issues remaining in the case except for claims by the City of Tucson, which will continue.
State of Louisiana/City of New Orleans Litigation. On March 3, 2022, the court granted in part, and denied in part defendants’ motion to reconsider the court’s prior denial of their motion for summary judgment and motion for judgment on the pleadings based on the recent decision by the Louisiana court of appeals in the Jefferson Parrish litigation. Trial in the case began April 5, 2022.
City of Charleston, South Carolina Litigation. On March 25, 2022, the court granted plaintiffs’ motion for leave to file a second amended complaint seeking to add, among other things, two additional local government entities as plaintiffs, which brings the total number of plaintiffs to 16.

Non-Tax Litigation and Other Legal Proceeding
Other Legal Proceedings
Helms-Burton Litigation. Oral argument before the Third Circuit Court of Appeals in the Glen matter is scheduled for May 24, 2022.
Paris City Hall Litigation. On January 28, 2021, Paris City Hall filed an action against HomeAway UK Ltd. (“HomeAway UK”) alleging that HomeAway UK had failed to comply with regulations relating to the sharing of supplier booking data in 2019 and 2020. A hearing on the matter was held on March 30, 2022 and the court is expected to issue a ruling on liability and penalties on June 21, 2022.

Competition and Consumer Matters

Matters Relating to Online Marketplaces
On April 22, 2022, the Australian Federal Court issued a judgment ordering trivago to pay a penalty of AU$44.7 million and to cover the ACCC’s costs arising from the proceedings. The court also enjoined trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL. We recorded an estimated probable loss of approximately $11 million with respect to these proceedings in a previous period and an additional probable loss of approximately $23 million during the three months ended March 31, 2022, for a total of approximately $34 million.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated as of April 14, 2022, among the Company and certain subsidiaries of the Company, as borrowers, the lenders thereto, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-37429	10.1	4/18/2022

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 2, 2022	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer