Form 10-Q
period 2022-06-30
Expedia Group, Inc.
filed 2022-08-05
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of July 22, 2022 was:

Common stock, $0.0001 par value per share	152,035,150	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$3,181	$2,111	$5,430	$3,357
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	419	374	790	685
Selling and marketing (1)	1,716	1,199	3,055	1,863
Technology and content (1)	284	276	554	523
General and administrative (1)	189	184	375	340
Depreciation and amortization	197	205	394	414
Impairment of intangible assets	29	—	29	—
Legal reserves, occupancy tax and other	2	(8)	23	(9)
Restructuring and related reorganization charges	—	13	—	42
Operating income (loss)	345	(132)	210	(501)
Other income (expense):
Interest income	10	1	13	3
Interest expense	(73)	(83)	(154)	(181)
Loss on debt extinguishment	(24)	—	(24)	(280)
Other, net	(385)	(10)	(380)	(15)
Total other expense, net	(472)	(92)	(545)	(473)
Loss before income taxes	(127)	(224)	(335)	(974)
Provision for income taxes	(58)	47	27	216
Net loss	(185)	(177)	(308)	(758)
Net loss attributable to non-controlling interests	—	5	1	8
Net loss attributable to Expedia Group, Inc.	(185)	(172)	(307)	(750)
Preferred stock dividend	—	(22)	—	(50)
Loss on redemption of preferred stock	—	(107)	—	(107)
Net loss attributable to Expedia Group, Inc. common stockholders	$(185)	$(301)	$(307)	$(907)

Loss per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$(1.17)	$(2.02)	$(1.96)	$(6.16)
Diluted	(1.17)	(2.02)	(1.96)	(6.16)
Shares used in computing earnings (loss) per share (000's):
Basic	157,290	149,093	156,831	147,148
Diluted	157,290	149,093	156,831	147,148
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$6	$6	$11
Selling and marketing	17	32	32	49
Technology and content	27	32	54	59
General and administrative	46	50	91	84

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(185)	$(177)	$(308)	$(758)
Currency translation adjustments, net of tax(1)	(99)	19	(116)	(18)
Comprehensive loss	(284)	(158)	(424)	(776)
Less: Comprehensive income (loss) attributable to non-controlling interests	(20)	1	(26)	(18)
Less: Preferred stock dividend	—	22	—	50
Less: Loss on redemption of preferred stock	—	107	—	107
Comprehensive loss attributable to Expedia Group, Inc. common stockholders	$(264)	$(288)	$(398)	$(915)

(1)Currency translation adjustments include tax expense of $6 million and $9 million associated with net investment hedges for the three and six months ended June 30, 2022 and tax benefit of $3 million and tax expense of $6 million for the three and six months ended June 30, 2021.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,568	$4,111
Restricted cash and cash equivalents	2,756	1,694
Short-term investments	26	200
Accounts receivable, net of allowance of $62 and $65	2,173	1,264
Income taxes receivable	105	85
Prepaid expenses and other current assets	1,158	827
Total current assets	11,786	8,181
Property and equipment, net	2,163	2,180
Operating lease right-of-use assets	378	407
Long-term investments and other assets	1,151	1,450
Deferred income taxes	825	766
Intangible assets, net	1,306	1,393
Goodwill	7,135	7,171
TOTAL ASSETS	$24,744	$21,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,548	$1,333
Accounts payable, other	1,178	688
Deferred merchant bookings	10,041	5,688
Deferred revenue	173	166
Income taxes payable	36	16
Accrued expenses and other current liabilities	861	824
Current maturities of long-term debt	—	735
Total current liabilities	13,837	9,450
Long-term debt, excluding current maturities	6,727	7,715
Deferred income taxes	45	58
Operating lease liabilities	334	360
Other long-term liabilities	420	413
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 276,967 and 274,661; Shares outstanding: 152,024 and 150,125
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,549	14,229
Treasury stock - Common stock and Class B, at cost; Shares 132,220 and 131,813	(10,331)	(10,262)
Retained earnings (deficit)	(2,068)	(1,761)
Accumulated other comprehensive income (loss)	(240)	(149)
Total Expedia Group, Inc. stockholders’ equity	1,910	2,057
Non-redeemable non-controlling interests	1,471	1,495
Total stockholders’ equity	3,381	3,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,744	$21,548

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2021	265,207,012	$—	12,799,999	$—	$13,919	131,141,343	$(10,152)	$(2,359)	$(199)	$1,479	$2,688
Net loss								(172)		(5)	(177)
Other comprehensive income (loss), net of taxes									13	6	19
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,561,799	—			110						110
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Treasury stock activity related to vesting of equity instruments						177,075	(30)				(30)
Adjustment to the fair value of redeemable non-controlling interests					(11)						(11)
Other changes in ownership of non-controlling interests					—					6	6
Stock-based compensation expense					134						134
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582

Six months ended June 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net loss								(750)		(8)	(758)
Other comprehensive income (loss), net of taxes									(8)	(10)	(18)
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	5,204,899	—			379						379
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						551,881	(85)				(85)
Adjustment to the fair value of redeemable non-controlling interests					(11)						(11)
Other changes in ownership of non-controlling interests					—					10	10
Stock-based compensation expense					225						225
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2022	276,329,170	$—	12,799,999	$—	$14,431	132,051,439	$(10,309)	$(1,883)	$(161)	$1,489	$3,567
Net income (loss)								(185)		—	(185)
Other comprehensive income (loss), net of taxes									(79)	(20)	(99)
Proceeds from exercise of equity instruments and employee stock purchase plans	637,923	—			13						13
Treasury stock activity related to vesting of equity instruments						168,251	(22)				(22)
Other changes in ownership of non-controlling interests					1					2	3
Stock-based compensation expense					104						104
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381

Six months ended June 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	—	12,799,999	—	14,229	131,812,764	(10,262)	(1,761)	(149)	1,495	$3,552
Net income (loss)								(307)		(1)	(308)
Other comprehensive income (loss), net of taxes									(91)	(25)	(116)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,306,368	—			114						114
Treasury stock activity related to vesting of equity instruments						406,926	(69)				(69)
Other changes in ownership of non-controlling interests					5					2	7
Stock-based compensation expense					201						201
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(308)	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	351	361
Amortization of intangible assets	43	53
Impairment of intangible assets	29	—
Amortization of stock-based compensation	183	203
Deferred income taxes	(83)	(241)
Foreign exchange loss on cash, restricted cash and short-term investments, net	109	20
Realized loss on foreign currency forwards	75	12
(Gain) loss on minority equity investments, net	352	(4)
Loss on debt extinguishment	24	280
Other, net	(19)	6
Changes in operating assets and liabilities:
Accounts receivable	(921)	(729)
Prepaid expenses and other assets	(330)	(614)
Accounts payable, merchant	214	556
Accounts payable, other, accrued expenses and other liabilities	539	353
Tax payable/receivable, net	(1)	2
Deferred merchant bookings	4,354	5,184
Deferred revenue	8	—
Net cash provided by operating activities	4,619	4,684
Investing activities:
Capital expenditures, including internal-use software and website development	(315)	(351)
Purchases of investments	(60)	(1)
Sales and maturities of investments	200	12
Proceeds from initial exchange of cross-currency interest rate swaps	337	—
Payments for initial exchange of cross-currency interest rate swaps	(337)	—
Other, net	(73)	(73)
Net cash used in investing activities	(248)	(413)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	1,964
Payment of long-term debt	(1,724)	(1,706)
Debt extinguishment costs	(20)	(258)
Redemption of preferred stock	—	(618)
Purchases of treasury stock	(69)	(85)
Payment of preferred stock dividends	—	(50)
Proceeds from exercise of equity awards and employee stock purchase plan	114	379
Other, net	12	(4)
Net cash used in financing activities	(1,687)	(378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(165)	(26)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,519	3,867
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,805	4,138
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,324	$8,005
Supplemental cash flow information
Cash paid for interest	$167	$192
Income tax payments, net	56	16
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2022
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
COVID-19
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, have had a significant negative impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. Since the first quarter of 2020, COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of our supply partners, particularly airlines and hotels, continue to operate at reduced but improving service levels in 2022. More recently, travel trends have continued to improve. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, in 2021, and in the first half of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to COVID-19 and the shape and timing of any sustained recovery.
Note 2 – Summary of Significant Accounting Policies
Recent Adopted Accounting Policies
In June 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value measurement of equity securities, which clarifies the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The new guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We elected to early adopt the new guidance in the second quarter of 2022 on a prospective basis. One of our minority equity investments is accounted for in accordance with this new guidance. See Note 3 – Fair Value Measurements for additional information.
Recent Accounting Policies Not Yet Adopted
In October 2021, the FASB issued new guidance relate to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We do not expect it will have a material impact, if any, on our consolidated financial statements.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Notes to Consolidated Financial Statements – (Continued)

Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $839 million as of June 30, 2022 and $591 million as of December 31, 2021.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2021, $4.9 billion of advance cash payments was reported within deferred merchant bookings, $3.6 billion of which was recognized resulting in $563 million of revenue during the six months ended June 30, 2022. At June 30, 2022, the related balance was $9.2 billion.
At December 31, 2021, $798 million of deferred loyalty rewards was reported within deferred merchant bookings, $343 million of which was recognized within revenue during the six months ended June 30, 2022. At June 30, 2022, the related balance was $856 million.
Deferred Revenue. At December 31, 2021, $166 million was recorded as deferred revenue, $94 million of which was recognized as revenue during the six months ended June 30, 2022. At June 30, 2022, the related balance was $173 million.
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
Cash, Restricted Cash, and Cash Equivalents
Our cash and cash equivalents include cash and liquid financial instruments, including U.S. treasury securities, money market funds and term deposit investments, with maturities of three months or less when purchased. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash relates to certain traveler deposits, primarily for Vrbo, and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$5,568	$4,111
Restricted cash and cash equivalents	2,756	1,694
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,324	$5,805
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2022, we recorded approximately $8 million of incremental allowance for expected uncollectible accounts, offset by $11 million of write-offs. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$4	$4	$—
Term deposits	92	—	92
Derivatives:
Cross-currency interest rate swaps	24	—	24
Investments:
Term deposits	53	—	53
Equity investments	558	78	480
Total assets	$731	$82	$649

Liabilities
Derivatives:
Foreign currency forward contracts	$6	$—	$6
Financial assets measured at fair value on a recurring basis as of December 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$47	$47	$—	$—
Mutual funds	23	23	—	—
Term deposits	153	—	153	—
Derivatives:
Foreign currency forward contracts	3	—	3	—
Investments:
Term deposits	200	—	200	—
Equity investments	909	94	—	815
Total assets	$1,335	$164	$356	$815
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
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents, those with remaining maturities of less than one year are classified within short-term investments and those with remaining maturities of greater than one year are classified within long-term investments and other assets.
As of June 30, 2022 and December 31, 2021, our cash and cash equivalents consisted primarily of term deposits, money market funds and mutual funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward

Notes to Consolidated Financial Statements – (Continued)

contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of June 30, 2022, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $2.7 billion. We had a net forward liability of $6 million ($25 million gross liability) as of June 30, 2022 recorded in accrued expenses and other current liabilities and a net forward asset of $3 million ($12 million gross asset) as of December 31, 2021 recorded in prepaid expenses and other current assets. We recorded $49 million and $43 million in net losses from foreign currency forward contracts during the three months ended June 30, 2022 and 2021 as well as $84 million and $24 million in net losses from foreign currency forward contracts during the six months ended June 30, 2022 and 2021.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiaries designated as the hedged item and the changes in the fair value of designated interest rate swaps based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as accumulated other comprehensive income (loss) (“AOCI”) within the foreign currency translation adjustment. Amounts excluded from hedge effectiveness at inception are recognized as interest accrues within interest expense. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38% based on a notional amount and fixed interest rates determined at contract inception. The fair value of the cross-currency interest rate swaps was a $24 million asset as of June 30, 2022 recorded in long-term investments and other assets, and the gain recognized in interest expense during the six months ended June 30, 2022 was $2 million.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2022 and 2021, we recognized a loss of approximately $16 million and a gain of approximately $4 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In connection with our disposition of Egencia (our former corporate travel arm) in November 2021, we became an indirect holder of an approximately 19% interest in GBT JerseyCo Ltd. (“GBT”), doing business as American Express Global Business Travel, with an initial fair value of $815 million. As we elected the fair value option for our investment, during the first quarter of 2022, we recorded a downward adjustment of approximately $2 million based on an updated valuation. In May 2022, GBT completed a deSPAC business combination with Apollo Strategic Growth Capital. This combination resulted in a newly publicly traded company, Global Business Travel Group, Inc (“GBTG”), which together with GBT’s pre-combination shareholders owned all of GBT. Post combination, we had a 16.5% ownership interest in GBT and a commensurate voting interest in GBTG. Our shares in GBT are exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price at the end of the second quarter of 2022, which resulted in a loss of $333 million within other, net in our consolidated statements of operations. We are subject to a lockup period on sales of these equity securities until November 23, 2022.
The following table reconciles, in millions, the beginning and ending balances of our Level 3 assets. With the May 2022 business combination of GBTG, we reclassified our equity investment from a Level 3 asset to a Level 2 asset.

Balance as of December 31, 2021	$815
Upward (downward) adjustment to valuation	(335)
Reclassification to Level 2	(480)
Balance as of June 30, 2022	$—
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
Intangible Assets. During the three and six months ended June 30, 2022, we recognized intangible impairment charges of $29 million related to an indefinite-lived trade name within our trivago segment that resulted from changes in the weighted average cost of capital. The indefinite-lived trade name asset, classified as Level 3 measurements, was valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average

Notes to Consolidated Financial Statements – (Continued)

cost of capital. As noted above, trivago is subject to its own reporting and filing requirements and, therefore, assesses goodwill at a lower level, which could result in possible differences in the ultimate amount or timing of impairments recognized.
Minority Investments without Readily Determinable Fair Values. As of both June 30, 2022 and December 31, 2021, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three and six months ended June 30, 2022 and 2021, we had no material gains or losses recognized related to these minority investments. As of June 30, 2022, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2022	December 31, 2021
	(In millions)
2.5% (€650 million) senior notes due 2022	$—	$735
3.6% senior notes due 2023	—	497
4.5% senior notes due 2024	—	498
6.25% senior notes due 2025	1,035	1,033
5.0% senior notes due 2026	746	745
0% convertible senior notes due 2026	987	986
4.625% senior notes due 2027	745	744
3.8% senior notes due 2028	994	994
3.25% senior notes due 2030	1,236	1,235
2.95% senior notes due 2031	984	983
Long-term debt(1)	6,727	8,450
Current maturities of long-term debt	—	(735)
Long-term debt, excluding current maturities	$6,727	$7,715
_______________
(1)Net of applicable discounts and debt issuance costs.
Redemption of Senior Notes
During the three months ended March 31, 2022, we early redeemed all of our €650 million registered senior unsecured notes that were due June 2022 and bore interest at 2.5% (the “2.5% Notes”). The redemption price for the 2.5% Notes was 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
During the three months ended June 30, 2022, we early redeemed all of our $500 million registered senior unsecured notes that were due December 2023 and bore interest at 3.6% (the “3.6% Notes”), and all of our $500 million registered senior unsecured notes that were due August 2024 and bore interest at 4.5% (the “4.5% Notes”), which resulted in the recognition of a loss on debt extinguishment of $24 million during the period. This loss primarily reflected the payment of “make-whole” premiums of $20 million as well as the write-off of unamortized debt issuance costs and discounts of $4 million. The cash payments related to the debt extinguishment were classified as cash outflows from financing activities on the consolidated statement of cash flows and were $20 million during the six months ended June 30, 2022, which reflected the $24 million loss on debt extinguishment adjusted for the non-cash write-off of debt issuance costs and notes discount of $4 million. In addition, we paid accrued and unpaid interest on the 3.6% Notes and 4.5% Notes up to their dates of redemption.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $76 million and $98 million as of June 30, 2022 and December 31, 2021.

Notes to Consolidated Financial Statements – (Continued)

Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.3 billion and $8.0 billion as of June 30, 2022 and December 31, 2021. Additionally, the estimated fair value of the Convertible Notes was $898 million and $1.2 billion as of June 30, 2022 and December 31, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2022, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of June 30, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of June 30, 2022, there was $36 million of outstanding stand-by LOCs issued under the facility.
The current facility was entered into in April 2022 and in connection Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under our prior $1.145 billion revolving credit facility and $855 million foreign credit facility. As of December 31, 2021, we had no borrowings outstanding under either prior facility and $14 million of outstanding stand-by LOCs issued under the $1.145 billion revolving facility.
Note 5 – Capital Stock
Treasury Stock
As of June 30, 2022, the Company’s treasury stock was comprised of approximately 124.9 million common stock and 7.3 million Class B shares. As of December 31, 2021, the Company’s treasury stock was comprised of approximately 124.5 million shares of common stock and 7.3 million Class B shares.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of June 30, 2022 and December 31, 2021 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at June 30, 2022 of $7 million ($10 million before tax) and $15 million ($22 million before tax) at December 31, 2021 associated with our Euro-denominated 2.5% Notes, as well as foreign currency transaction gains at June 30, 2022 of $18 million ($24 million before tax) associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Until their redemption in March 2022, the aggregate principal value of the 2.5% Notes was designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. In March 2022, we redeemed the 2.5% Notes and terminated the related hedging relationship. The currency translation adjustment amounts associated with the net investment hedge of the 2.5% Notes will remain in AOCI until realized upon a full or partial sale or liquidation of the applicable Euro-functional currency subsidiaries.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2022, approximately 11 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2021, approximately 19 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.

Notes to Consolidated Financial Statements – (Continued)

Note 7 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2022, the effective tax rate was a 46.2% expense on pre-tax loss, compared to a 21.0% benefit on pre-tax loss for the three months ended June 30, 2021. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
For the six months ended June 30, 2022, the effective tax rate was an 8.0% benefit on pre-tax loss, compared to a 22.1% benefit on pre-tax loss for the six months ended June 30, 2021. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We filed a protest with the IRS for our 2011 to 2013 tax years and Appeals returned the case to Exam for further review. We are also under examination by the IRS for our 2014 to 2020 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of both June 30, 2022 and December 31, 2021. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Competition and Consumer Matters. On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. On January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On October 18 and 19, 2021, the court heard submissions from the parties regarding penalties and other orders. On April 22, 2022, the Australian Federal Court issued a judgment ordering trivago to pay a penalty of AU$44.7 million, which was paid in the second quarter of 2022, and to cover the ACCC’s costs arising from the proceedings. The court also enjoined trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL. We recorded an estimated loss of approximately $11 million with respect to these proceedings in a previous period and an additional loss of approximately $23 million during the first quarter of 2022, for a total of approximately $34 million previously included in accrued expenses and other current liabilities as of March 31, 2022.
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
The following tables present our segment information for the three and six months ended June 30, 2022 and 2021. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,420	$650	$111	$—	$3,181
Intersegment revenue	—	—	43	(43)	—
Revenue	$2,420	$650	$154	$(43)	$3,181
Adjusted EBITDA	$582	$156	$33	$(123)	$648
Depreciation	(127)	(20)	(3)	(26)	(176)
Amortization of intangible assets	—	—	—	(21)	(21)
Impairment of intangible assets	—	—	—	(29)	(29)
Stock-based compensation	—	—	—	(93)	(93)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Realized (gain) loss on revenue hedges	15	3	—	—	18
Operating income (loss)	$470	$139	$30	$(294)	345
Other expense, net					(472)
Loss before income taxes					(127)
Provision for income taxes					(58)
Net loss					(185)
Net loss attributable to non-controlling interests					—
Net loss attributable to Expedia Group, Inc.					$(185)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,715	$305	$91	$—	$2,111
Intersegment revenue	—	—	24	(24)	—
Revenue	$1,715	$305	$115	$(24)	$2,111
Adjusted EBITDA	$316	$(4)	$5	$(116)	$201
Depreciation	(133)	(26)	(2)	(18)	(179)
Amortization of intangible assets	—	—	—	(26)	(26)
Stock-based compensation	—	—	—	(120)	(120)
Legal reserves, occupancy tax and other	—	—	—	8	8
Restructuring and related reorganization charges	—	—	—	(13)	(13)
Realized (gain) loss on revenue hedges	(3)	—	—	—	(3)
Operating income (loss)	$180	$(30)	$3	$(285)	(132)
Other expense, net					(92)
Loss before income taxes					(224)
Provision for income taxes					47
Net loss					(177)
Net loss attributable to non-controlling interests					5
Net loss attributable to Expedia Group, Inc.					(172)
Preferred stock dividend					(22)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(301)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,160	$1,082	$188	$—	$5,430
Intersegment revenue	—	—	82	(82)	—
Revenue	$4,160	$1,082	$270	$(82)	$5,430
Adjusted EBITDA	$770	$236	$58	$(243)	$821
Depreciation	(255)	(40)	(5)	(51)	(351)
Amortization of intangible assets	—	—	—	(43)	(43)
Impairment of intangible assets	—	—	—	(29)	(29)
Stock-based compensation	—	—	—	(183)	(183)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	15	3	—	—	18
Operating income (loss)	$530	$199	$53	$(572)	210
Other expense, net					(545)
Loss before income taxes					(335)
Provision for income taxes					27
Net loss					(308)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(307)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,740	$489	$128	$—	$3,357
Intersegment revenue	—	—	33	(33)	—
Revenue	$2,740	$489	$161	$(33)	$3,357
Adjusted EBITDA	$422	$(61)	$1	$(219)	$143
Depreciation	(266)	(54)	(5)	(36)	(361)
Amortization of intangible assets	—	—	—	(53)	(53)
Stock-based compensation	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	9	9
Restructuring and related reorganization charges	—	—	—	(42)	(42)
Realized (gain) loss on revenue hedges	6	—	—	—	6
Operating loss	$162	$(115)	$(4)	$(544)	(501)
Other expense, net					(473)
Loss before income taxes					(974)
Provision for income taxes					216
Net loss					(758)
Net loss attributable to non-controlling interests					8
Net loss attributable to Expedia Group, Inc.					(750)
Preferred stock dividend					(50)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(907)
Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Business Model:
Merchant	$2,125	$1,338	$3,610	$2,134
Agency	808	573	1,374	896
Advertising, media and other	248	200	446	327
Total revenue	$3,181	$2,111	$5,430	$3,357
Service Type:
Lodging	$2,400	$1,533	$4,010	$2,436
Air	95	78	169	128
Advertising and media	213	161	379	249
Other(1)	473	339	872	544
Total revenue	$3,181	$2,111	$5,430	$3,357
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
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future. More specifically, the recent Russia/

Ukraine conflict has had a varying impact on the travel industry and potential broader economic uncertainties, and it remains unclear what the extent of the impact on future results will be.
Our financial and operating results for both 2020 and 2021 were significantly impacted due to the decrease in travel demand related to COVID-19. During the first half of 2022, we have experienced an increase in travel demand and gross bookings have nearly recovered as of the second quarter to pre-COVID levels. However, the full duration and total impact of COVID-19 and related variants remains uncertain, and it is difficult to predict the future impacts on the travel industry and, in particular, our business.
In addition, COVID-19 has also had broader economic impacts, including at times an increase in unemployment levels and reduction in economic activity globally. As the recovery unfolds, staffing shortages have also been experienced across most of the hospitality industry. Broader, sustained negative economic impacts could continue to put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions. Our future results of operations may be subject to volatility, particularly in the short-term, due to the impact of the above trends.
Prior to the onset of COVID-19, we began to execute a cost savings initiative aimed at simplifying the organization and increasing efficiency. Following the onset of COVID-19, we accelerated execution on several of these cost savings initiatives and took additional actions to reduce costs to help mitigate the impact to demand from COVID-19 and reduce our monthly cash usage. While some cost actions during COVID-19 were temporary and intended to minimize cash usage during this disruption, we expect to continue to benefit from the majority of the savings as business conditions return to more normalized levels. In 2021, we successfully achieved the previously outlined annualized run-rate fixed costs savings of $700 to $750 million compared to the fourth quarter of 2019 exit rate, as well as the greater than $200 million in variable cost savings, at 2019 volume levels. We also believe we have improved our marketing efficiency and continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company.
As a result of these cost savings initiatives, we expect Adjusted EBITDA margins to increase compared to historical levels when revenue returns to more normalized levels.
Online Travel
Increased usage and familiarity with the internet continues to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and European markets with online penetration rates in the emerging markets, such as Asia Pacific and Latin American regions, historically lagging behind those regions. The emerging market penetration rates increased over the past few years, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we see increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, including new trip planning features for users and the integration of its various travel products into the Google Travel offering, as well as further prioritizing its own products in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo (previously HomeAway, which Expedia Group acquired in December 2015) and Booking.com (owned by Booking Holdings) have emerged as leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Many other competitors, including vacation rental metasearch players, continue to emerge in this space, which is expected to continue to grow as a percentage of the global accommodation market. Finally, traditional consumer ecommerce and group buying websites expanded their local offerings into the travel market by adding hotel offers to their websites.
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
In 2020, we shifted to managing our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company, and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns, and the competitive environment. Over time, intense competition historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. During 2020, we increased our focus on opportunities to differentiate brands across customer and geographic segments, increase marketing efficiency, drive a higher proportion of transactions through direct channels and ultimately improve the balance of transaction growth and profitability.
Lodging
Lodging includes hotel accommodations and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2022, lodging accounted for 75%. As a result of the improvement in travel demand this year, room nights stayed grew 45% in the first half of 2022, as compared to a growth of 35% in 2021 and a decline of 55% in 2020. The timing of recovery in consumer sentiment on travel and on staying at hotels has, and will continue to be, a factor in our level of room night growth, and we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms stayed for Expedia Group increased 3% in 2020, increased 20% in 2021 and increased 13% in the first half of 2022. During 2021 and the first half of 2022, the increase in ADRs for our Vrbo business, which carries a higher ADR than hotels, remains elevated compared to years prior to the COVID-19 outbreak.
The uncertain environment as a result of COVID-19, including travel restrictions and shifts in consumer behavior, the mix of our lodging bookings across geographies and types of accommodations, and general variability in supply and demand, make it difficult to predict ADR trends in the near-term.
As of June 30, 2022, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings and approximately 850,000 hotels.
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
Air
The airline industry has been dramatically impacted by COVID-19. As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity and passenger traffic has declined significantly. While we have experienced improvement in air bookings in the first half of 2022 and throughout 2021, versus 2020, it continues to lag lodging bookings and remains below 2019 levels. The recovery in air travel remains difficult to predict, and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines moderated to down approximately 20% by the end of 2021, and as of mid-July 2022 were down 12%, compared to 2019 levels.
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
Air ticket volumes increased 20% in the first half of 2022 and 43% in 2021, compared to a decline of 63% in 2020. As a percentage of our total worldwide revenue in the second quarter of 2022, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the second quarter of 2022, we generated $213 million of advertising and media revenue, a 33% increase from the same period in 2021, representing 7% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses, which continued throughout 2021 and through the first half of 2022. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers see consumer demand that warrants increasing their advertising spend with trivago.
Business Strategy
As we endeavor to power global travel for everyone, everywhere our focus is to: leverage our brand and supply strength, and our platform, to provide greater services and value to our travelers, suppliers and business partners, and generate sustained, profitable growth.
Leverage Brand and Supply Strength to Power the Travel Ecosystem. We believe the strength of our brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners wanting to grow their business through a better understanding of travel retailing and consumer demand in addition to reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. Recently, we shifted to more of a unified brand strategy with an increased focus on uniting our retail brands and teams under one centralized group, which we believe will enable us to drive further value to travelers. For example, in 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform spanning all products and global brands. We also market to consumers through a variety of channels, including internet search, metasearch and social media websites, and having multiple brands appear in search results also increases the likelihood of attracting new visitors. Further, we are focusing on building longer term customer relationships. To drive this, we need to engage our customers more frequently, generate more repeat business and drive more transactions on a direct basis. Two key factors drive the value of a traveler in our view – their membership in our loyalty program and the usage of our app. We hence are focused on converting our traffic to join our loyalty programs and use of our app. We believe that will in the long-term increase conversion from our traffic, increase repeat rates, lower acquisition cost of travelers and ultimately drive increased lifetime value of our travelers.
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
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, in 2021, and in the first half of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to COVID-19 and the shape and timing of any sustained recovery.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $50 million as of both June 30, 2022 and December 31, 2021.

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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Gross bookings	$26,139	$20,815	26%	$50,551	$36,237	39%
Revenue margin (1)	12.2%	10.1%		10.7%	9.3%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and six months ended June 30, 2022, gross bookings increased 26% and 39%, compared to the same periods in 2021, as travel demand further improved for lodging, air and other travel products during the current year.

Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$2,420	$1,715	41%	$4,160	$2,740	52%
B2B	650	305	113%	1,082	489	121%
trivago (Third-party revenue)	111	91	22%	188	128	47%
Total revenue	$3,181	$2,111	51%	$5,430	$3,357	62%
Revenue increased 51% and 62% for the three and six months ended June 30, 2022, compared to the same periods in 2021 with all segments growth reflecting the improvement in travel demand.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,400	$1,533	57%	$4,010	$2,436	65%
Air	95	78	22%	169	128	33%
Advertising and media(1)	213	161	33%	379	249	53%
Other	473	339	39%	872	544	60%
Total revenue	$3,181	$2,111	51%	$5,430	$3,357	62%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 57% and 65% for the three and six months ended June 30, 2022, compared to the same periods in 2021, on a 40% and 45% increase in room nights stayed across hotel and alternative accommodations as well as stayed ADR growth of 9% and 13%.
Air revenue increased 22% for the three months ended June 30, 2022 primarily driven by a 21% growth in revenue per air ticket as air travel demand remained stable despite higher airfares. Air revenue increased 33% for the six months ended June 30, 2022 driven by an increase in air tickets sold of 20% and revenue per ticket of 11%.
Advertising and media revenue increased 33% and 53% for the three and six months ended June 30, 2022, compared to the same periods in 2021, due to increases at both Expedia Group Media Solutions and trivago. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business (through Egencia’s sale in November 2021), increased 39% and 60% for the three and six months ended June 30, 2022, compared to the same periods in 2021, from growth in travel insurance products and car.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,125	$1,338	59%	$3,610	$2,134	69%
Agency	808	573	41%	1,374	896	53%
Advertising, media and other	248	200	24%	446	327	37%
Total revenue	$3,181	$2,111	51%	$5,430	$3,357	62%
Merchant revenue increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue and travel insurance revenue.
Agency revenue increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in agency hotel, air, alternative accommodations and car revenue.
Advertising, media and other increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in advertising revenue.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Direct costs	$345	$266	29%	$644	$467	38%
Personnel and overhead	74	108	(31)%	146	218	(33)%
Total cost of revenue	$419	$374	12%	$790	$685	15%
% of revenue	13.2%	17.7%		14.6%	20.4%
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
Cost of revenue increased $45 million and $105 million during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to higher merchant fees, customer service costs, and cloud costs as a result of increased transaction volumes, which offset lower personnel costs related to the sale of Egencia in November 2021.
Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Direct costs	$1,549	$1,002	55%	$2,725	$1,489	83%
Indirect costs	167	197	(15)%	330	374	(11)%
Total selling and marketing	$1,716	$1,199	43%	$3,055	$1,863	64%
% of revenue	53.9%	56.8%		56.3%	55.5%
Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television, radio and print spending, B2B partner commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various brands and global supply organization as well as stock-based compensation costs.

Selling and marketing expenses increased $517 million and $1.2 billion during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in spend across all main marketing channels as well as an increase in B2B partner commissions. In addition, the decrease in indirect costs in the current year periods was primarily driven by lower personnel costs related to the sale of Egencia in November 2021.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$207	$204	2%	$409	$378	8%
Other	77	72	6%	145	145	—%
Total technology and content	$284	$276	3%	$554	$523	6%
% of revenue	8.9%	13.1%		10.2%	15.6%
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
Technology and content expense remained largely consistent with an increase of $8 million during the three months ended June 30, 2022, compared to the same period in 2021. Technology and content expense increased $31 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in personnel costs resulting from the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$149	$148	1%	$292	$268	9%
Professional fees and other	40	36	12%	83	72	17%
Total general and administrative	$189	$184	3%	$375	$340	11%
% of revenue	6.0%	8.7%		6.9%	10.1%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense remained largely consistent with an increase of $5 million during the three months ended June 30, 2022, compared to the same period in 2021. General and administrative expense increased $35 million during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in personnel costs resulting from the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021, as well as an increase of $7 million in stock-based compensation.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Depreciation	$176	$179	(2)%	$351	$361	(3)%
Amortization of intangible assets	21	26	(17)%	43	53	(19)%
Total depreciation and amortization	$197	$205	(4)%	$394	$414	(5)%

Depreciation decreased $3 million and $10 million during the three and six months ended June 30, 2022, compared to the same periods in 2021. Amortization of intangible assets decreased $5 million and $10 million during the three and six months ended June 30, 2022, compared to the same periods in 2021 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Intangible Assets
During the three and six months ended June 30, 2022, we recognized intangible impairment charges of $29 million related to an indefinite-lived trade name within our trivago segment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$2	$(8)	N/A	$23	(9)	N/A
% of revenue	—%	(0.4)%		0.4%	(0.2)%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
During the three months ended June 30, 2022, the charges primarily related to immaterial changes in our reserves related to hotel occupancy and other taxes. During the six months ended June 30, 2022, the charges primarily related to certain other legal reserves for trivago as described in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements. During the three and six months ended June 30, 2021, there were net reductions to our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which resulted in headcount reductions and office consolidations. As a result, we recognized $13 million and $42 million in restructuring and related reorganization charges during the three and six months ended June 30, 2021. We continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.
Operating Income (Loss)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Operating income (loss)	$345	$(132)	N/A	$210	$(501)	N/A
% of revenue	10.9%	(6.3)%		3.9%	(14.9)%
During the three and six months ended June 30, 2022, we had operating income of $345 million and $210 million, compared to operating losses of $132 million and $501 million for the same periods in 2021. The improvement in the current year period was primarily due to growth in revenue in excess of operating costs.

Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Retail	$582	$316	84%	$770	$422	83%
B2B (1)	156	(4)	N/A	236	(61)	N/A
trivago	33	5	534%	58	1	N/A
Unallocated overhead costs (Corporate)	(123)	(116)	6%	(243)	(219)	11%
Total Adjusted EBITDA (2)	$648	$201	223%	$821	$143	476%
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
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA during the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of the recovering travel demand. In addition, the B2B segment improved in part due to the absence of the prior year Adjusted EBITDA loss related to Egencia.
Unallocated overhead costs increased $7 million and $24 million during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to an increase in general and administrative expenses.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Interest income	$10	$1	502%	$13	$3	279%
Interest expense	(73)	(83)	(13)%	(154)	(181)	(15)%
Loss on debt extinguishment	(24)	—	N/A	(24)	(280)	(91)%

Interest income increased for the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of higher rates of return. Interest expense decreased for the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of lower average senior notes outstanding in the current year periods due to the extinguishments discussed below.
As a result of the early redemption of the 3.6% and 4.5% senior unsecured notes during the three and six months ended June 30, 2022, we recognized a loss on debt extinguishment of $24 million, which primarily included the payment of early payment premiums as well as the write-off of unamortized discount and debt issuance costs. See Note 4 – Debt in the notes to the consolidated financial statements for further information. In addition, as a result of the debt refinancing transactions during the prior year, we recognized a loss on debt extinguishment of $280 million during the six months ended June 30, 2021, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs.

Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	($ in millions)
Foreign exchange rate losses, net	$(14)	$(7)	$(31)	$(18)
Gains (losses) on minority equity investments, net	(373)	(4)	(352)	4
Other	2	1	3	(1)
Total other, net	$(385)	$(10)	$(380)	$(15)
For the three and six months ended June 30, 2022, losses on minority equity investments, net included $333 million and $335 million of losses related to mark-to-market adjustments in the fair value for our Global Business Travel Group, Inc (“GBTG”) investment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$58	$(47)	N/A	$(27)	$(216)	(88)%
Effective tax rate	46.2%	21.0%		8.0%	22.1%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2022, the effective tax rate was a 46.2% expense on pre-tax loss, compared to a 21.0% benefit on pre-tax loss for the three months ended June 30, 2021. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
For the six months ended June 30, 2022, the effective tax rate was an 8.0% benefit on pre-tax loss, compared to a 22.1% benefit on pre-tax loss for the six months ended June 30, 2021. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The proposed adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We filed a protest with the IRS for our 2011 to 2013 tax years and Appeals returned our case to Exam for further review. We are also under examination by the IRS for our 2014 to 2020 tax years. Subsequent years remain open to examination by the IRS. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.

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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(185)	$(172)	$(307)	$(750)
Net loss attributable to non-controlling interests	—	(5)	(1)	(8)
Provision for income taxes	58	(47)	(27)	(216)
Total other expense, net	472	92	545	473
Operating income (loss)	345	(132)	210	(501)
Gain (loss) on revenue hedges related to revenue recognized	(18)	3	(18)	(6)
Restructuring and related reorganization charges	—	13	—	42
Legal reserves, occupancy tax and other	2	(8)	23	(9)
Stock-based compensation	93	120	183	203
Depreciation and amortization	197	205	394	414
Impairment of intangible assets	29	—	29	—
Adjusted EBITDA	$648	$201	$821	$143
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.6 billion and $4.3 billion at

June 30, 2022 and December 31, 2021. As of June 30, 2022, the total cash and cash equivalents and short-term investments held outside the United States was $687 million ($447 million in wholly-owned foreign subsidiaries and $240 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at June 30, 2022.
Managing our balance sheet prudently and maintaining appropriate liquidity have been high priorities during the COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the six months ended June 30, 2022, we continued certain of these actions, including suspension of our share repurchases and quarterly common stock dividends.
In March 2022, we early redeemed all of the €650 million of outstanding aggregate principal amount of the Company’s 2.5% Notes due in June 2022. The redemption price for the 2.5% Notes equaled 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
In May 2022, we early redeemed all of our $500 million 3.6% Notes, and in June 2022, we early redeemed all of our $500 million 4.5% Notes, which resulted in the recognition of a loss on debt extinguishment of $24 million during the three and six months ended June 30, 2022 primarily comprised of “make-whole” premiums as well as the write-off of unamortized discount and debt issuance costs.
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2022, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2022, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. During the first half of 2022, booking and travel trends have nearly normalized resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
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

Our cash flows are as follows:

	Six months ended June 30,
	2022	2021	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,619	$4,684	$(65)
Investing activities	(248)	(413)	165
Financing activities	(1,687)	(378)	(1,309)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(165)	(26)	(139)
For the six months ended June 30, 2022, net cash provided by operating activities decreased by $65 million primarily due to a decrease in benefits from working capital changes driven mostly from a change in deferred merchant bookings, partially offset by higher operating income after adjusting for impacts of depreciation and amortization.
For the six months ended June 30, 2022, we had net cash used in investing activities of $248 million compared to cash used in investing activities of $413 million in the prior year period. The decrease was largely due to higher net sales and maturities of investments in the current year.
For the six months ended June 30, 2022, net cash used in financing activities primarily included payments of $1.7 billion related to the extinguishment of our 2.5% Notes, 3.6% Notes and 4.5% Notes discussed above as well as $69 million of cash paid for treasury stock activity related to the vesting of equity instruments. These uses of cash were largely offset by $114 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2021, net cash used in financing activities primarily included payments of approximately $2 billion related to the extinguishment of debt, $618 million of cash paid for the 50% redemption of preferred stock, $85 million of cash paid for treasury stock activity related to the vesting of equity instruments and $50 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2021, respectively, as well as $379 million of proceeds from the exercise of options and employee stock purchase plans.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2022 and 2021 of $165 million and $26 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.
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

	June 30, 2022	December 31, 2021
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$10,058	$7,003
Non-Current Assets	10,765	10,255
Current Liabilities	12,912	8,701
Non-Current Liabilities	7,248	8,224

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Combined Statements of Operations Information:
Revenue	$4,485	$7,146
Operating income(2)	25	124
Net loss	(288)	(377)
Net loss attributable to Obligors	(288)	(658)
____________________________
(1)Current assets include intercompany receivables with non-guarantors of $753 million as of June 30, 2022 and $705 million as of December 31, 2021.
(2)Operating income includes intercompany expenses with non-guarantors of $163 million for the six months ended June 30, 2022 and $472 million for the year ended December 31, 2021.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2022. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Arizona Cities Litigation. The parties reached a settlement of all claims with the exception of those brought by the city of Tucson and, on July 25, 2022, the court dismissed those claims, thereby ending the matter as to those claims. A trial on the city of Tuscon’s claims is currently set for October 12-13, 2022.
State of Louisiana/City of New Orleans Litigation. Trial in the case began on April 5, 2022 and concluded on April 13, 2022. On May 19, 2022, the trial court announced its decision in favor of the Expedia defendants, holding that they had no tax liability to the plaintiffs.
Clark County, Nevada Litigation. On May 16, 2022, defendants filed a motion for summary judgment as to all claims, which remains pending.

Non-Tax Litigation and Other Legal Proceeding
Paris City Hall Litigation. The court is currently expected to issue a ruling on liability and penalties on September 30, 2022.

Competition and Consumer Matters
On August 23, 2018, the Australian Competition and Consumer Commission, or "ACCC", instituted proceedings in the Australian Federal Court against trivago. The ACCC alleged breaches of Australian Consumer Law, or "ACL," relating to trivago’s advertisements in Australia concerning the hotel prices available on trivago’s Australian site, trivago’s strike-through pricing practice and other aspects of the way offers for accommodation were displayed on trivago's Australian website. On January 20, 2020, the Australian Federal Court issued a judgment finding trivago had engaged in conduct in breach of the ACL. On October 18 and 19, 2021, the court heard submissions from the parties regarding penalties and other orders. On April 22, 2022, the Australian Federal Court issued a judgment ordering trivago to pay a penalty of AU$44.7 million, which was paid in the second quarter of 2022, and to cover the ACCC’s costs arising from the proceedings. The court also enjoined trivago from engaging in misleading conduct of the type found by the Australian Federal Court to be in contravention of the ACL.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 4, 2022	Expedia Group, Inc.

	By:	/s/ Eric Hart
Eric Hart
Chief Financial Officer