Form 10-Q
period 2022-09-30
Expedia Group, Inc.
filed 2022-11-04
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of October 21, 2022 was:

Common stock, $0.0001 par value per share	150,567,424	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2022

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$3,619	$2,962	$9,049	$6,319
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	455	442	1,245	1,127
Selling and marketing (1)	1,669	1,314	4,724	3,177
Technology and content (1)	310	277	864	800
General and administrative (1)	187	182	562	522
Depreciation and amortization	199	201	593	615
Impairment of intangible assets	52	—	81	—
Legal reserves, occupancy tax and other	—	10	23	1
Restructuring and related reorganization charges	—	12	—	54
Operating income	747	524	957	23
Other income (expense):
Interest income	20	2	33	5
Interest expense	(63)	(86)	(217)	(267)
Gain (loss) on debt extinguishment, net	73	—	49	(280)
Other, net	(87)	25	(467)	10
Total other expense, net	(57)	(59)	(602)	(532)
Income (loss) before income taxes	690	465	355	(509)
Provision for income taxes	(214)	(87)	(187)	129
Net income (loss)	476	378	168	(380)
Net (income) loss attributable to non-controlling interests	6	(2)	7	6
Net income (loss) attributable to Expedia Group, Inc.	482	376	175	(374)
Preferred stock dividend	—	(14)	—	(64)
Loss on redemption of preferred stock	—	—	—	(107)
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$482	$362	$175	$(545)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$3.05	$2.40	$1.11	$(3.67)
Diluted	2.98	2.26	1.08	(3.67)
Shares used in computing earnings (loss) per share (000's):
Basic	157,628	151,019	157,100	148,453
Diluted	161,829	160,460	162,495	148,453
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$6	$10	$17
Selling and marketing	18	29	50	78
Technology and content	28	32	82	91
General and administrative	47	49	138	133

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$476	$378	$168	$(380)
Currency translation adjustments, net of tax(1)	(96)	(44)	(212)	(62)
Comprehensive income (loss)	380	334	(44)	(442)
Less: Comprehensive loss attributable to non-controlling interests	(25)	(7)	(51)	(25)
Less: Preferred stock dividend	—	14	—	64
Less: Loss on redemption of preferred stock	—	—	—	107
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$405	$327	$7	$(588)

(1)Currency translation adjustments include tax expense of $4 million and $13 million associated with net investment hedges for the three and nine months ended September 30, 2022 and tax expense of $5 million and $11 million for the three and nine months ended September 30, 2021.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,588	$4,111
Restricted cash and cash equivalents	1,778	1,694
Short-term investments	49	200
Accounts receivable, net of allowance of $61 and $65	1,991	1,264
Income taxes receivable	65	85
Prepaid expenses and other current assets	799	827
Total current assets	9,270	8,181
Property and equipment, net	2,169	2,180
Operating lease right-of-use assets	360	407
Long-term investments and other assets	1,122	1,450
Deferred income taxes	626	766
Intangible assets, net	1,223	1,393
Goodwill	7,109	7,171
TOTAL ASSETS	$21,879	$21,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,535	$1,333
Accounts payable, other	1,132	688
Deferred merchant bookings	7,457	5,688
Deferred revenue	160	166
Income taxes payable	46	16
Accrued expenses and other current liabilities	789	824
Current maturities of long-term debt	—	735
Total current liabilities	11,119	9,450
Long-term debt, excluding current maturities	6,237	7,715
Deferred income taxes	50	58
Operating lease liabilities	315	360
Other long-term liabilities	445	413
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 277,607 and 274,661; Shares outstanding: 150,966 and 150,125
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,674	14,229
Treasury stock - Common stock and Class B, at cost; Shares 133,917 and 131,813	(10,503)	(10,262)
Retained earnings (deficit)	(1,586)	(1,761)
Accumulated other comprehensive income (loss)	(317)	(149)
Total Expedia Group, Inc. stockholders’ equity	2,268	2,057
Non-redeemable non-controlling interests	1,445	1,495
Total stockholders’ equity	3,713	3,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,879	$21,548

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2021	269,239,032	$—	12,799,999	$—	$13,995	131,318,418	$(10,182)	$(2,531)	$(186)	$1,486	$2,582
Net income								376		2	378
Other comprehensive income (loss), net of taxes									(35)	(9)	(44)
Proceeds from exercise of equity instruments and employee stock purchase plans	878,243	—			42						42
Treasury stock activity related to vesting of equity instruments						151,203	(23)				(23)
Adjustment to the fair value of redeemable non-controlling interests					11			8			19
Other changes in ownership of non-controlling interests					(3)					9	6
Stock-based compensation expense					130						130
Other					1	—					1
Balance as of September 30, 2021	270,117,275	$—	12,799,999	$—	$14,176	131,469,621	$(10,205)	$(2,147)	$(221)	$1,488	$3,091

Nine months ended September 30, 2021	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net loss								(374)		(6)	(380)
Other comprehensive income (loss), net of taxes									(43)	(19)	(62)
Payment of preferred dividends (declared at $47.11 per share)					(50)						(50)
Proceeds from exercise of equity instruments and employee stock purchase plans	6,083,142	—			421						421
Exercise of common stock warrants	2,470,221	—			—						—
Loss on redemption of preferred stock					(107)						(107)
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						703,084	(108)				(108)
Adjustment to the fair value of redeemable non-controlling interests					—			8			8
Other changes in ownership of non-controlling interests					(3)					19	16
Stock-based compensation expense					355						355
Other					1	—					1
Balance as of September 30, 2021	270,117,275	$—	12,799,999	$—	$14,176	131,469,621	$(10,205)	$(2,147)	$(221)	$1,488	$3,091

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381
Net income (loss)								482		(6)	476
Other comprehensive income (loss), net of taxes									(77)	(19)	(96)
Proceeds from exercise of equity instruments and employee stock purchase plans	639,564	—			11						11
Treasury stock activity related to vesting of equity instruments						172,498	(19)				(19)
Common stock repurchases						1,524,580	(153)				(153)
Other changes in ownership of non-controlling interests					8					(1)	7
Stock-based compensation expense					106						106
Balance as of September 30, 2022	277,606,657	$—	12,799,999	$—	$14,674	133,916,768	$(10,503)	$(1,586)	$(317)	$1,445	$3,713

Nine months ended September 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	—	12,799,999	—	14,229	131,812,764	(10,262)	(1,761)	(149)	1,495	$3,552
Net income (loss)								175		(7)	168
Other comprehensive income (loss), net of taxes									(168)	(44)	(212)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,945,932	—			125						125
Treasury stock activity related to vesting of equity instruments						579,424	(88)				(88)
Common stock repurchases						1,524,580	(153)				(153)
Other changes in ownership of non-controlling interests					13					1	14
Stock-based compensation expense					307						307
Balance as of September 30, 2022	277,606,657	$—	12,799,999	$—	$14,674	133,916,768	$(10,503)	$(1,586)	$(317)	$1,445	$3,713
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$168	$(380)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	527	538
Amortization of intangible assets	66	77
Impairment of intangible assets	81	—
Amortization of stock-based compensation	280	319
Deferred income taxes	106	(158)
Foreign exchange loss on cash, restricted cash and short-term investments, net	193	76
Realized loss on foreign currency forwards	170	21
Loss on minority equity investments, net	423	7
(Gain) loss on debt extinguishment, net	(49)	280
Other, net	(26)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(748)	(781)
Prepaid expenses and other assets	31	(190)
Accounts payable, merchant	202	663
Accounts payable, other, accrued expenses and other liabilities	427	238
Tax payable/receivable, net	6	7
Deferred merchant bookings	1,770	2,787
Deferred revenue	(5)	(8)
Net cash provided by operating activities	3,622	3,463
Investing activities:
Capital expenditures, including internal-use software and website development	(485)	(530)
Purchases of investments	(60)	(1)
Sales and maturities of investments	200	23
Proceeds from initial exchange of cross-currency interest rate swaps	337	—
Payments for initial exchange of cross-currency interest rate swaps	(337)	—
Other, net	(169)	2
Net cash used in investing activities	(514)	(506)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	1,964
Payment of long-term debt	(2,141)	(1,706)
Debt extinguishment costs	(22)	(258)
Redemption of preferred stock	—	(618)
Purchases of treasury stock	(241)	(108)
Payment of preferred stock dividends	—	(50)
Proceeds from exercise of equity awards and employee stock purchase plan	125	421
Other, net	34	4
Net cash used in financing activities	(2,245)	(351)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(302)	(126)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	561	2,480
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,805	4,138
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,366	$6,618
Supplemental cash flow information
Cash paid for interest	$254	$298
Income tax payments, net	71	15
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2022
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
Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Since revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of seasonality in the future.
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, throughout 2021, and in the first nine months of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for upcoming quarters, given the uncertainty related to the shape and timing of any sustained recovery.
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $522 million as of September 30, 2022 and $591 million as of December 31, 2021.

Notes to Consolidated Financial Statements – (Continued)

Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2021, $4.9 billion of advance cash payments was reported within deferred merchant bookings, $4.2 billion of which was recognized resulting in $686 million of revenue during the nine months ended September 30, 2022. At September 30, 2022, the related balance was $6.5 billion.
At December 31, 2021, $798 million of deferred loyalty rewards was reported within deferred merchant bookings, $575 million of which was recognized within revenue during the nine months ended September 30, 2022. At September 30, 2022, the related balance was $915 million.
Deferred Revenue. At December 31, 2021, $166 million was recorded as deferred revenue, $109 million of which was recognized as revenue during the nine months ended September 30, 2022. At September 30, 2022, the related balance was $160 million.
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

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$4,588	$4,111
Restricted cash and cash equivalents	1,778	1,694
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$6,366	$5,805
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2022, we recorded approximately $12 million of incremental allowance for expected uncollectible accounts, offset by $16 million of write-offs. Actual future bad debt could differ materially from this estimate resulting from changes in our assumptions of the duration and severity of the impact of the COVID-19 pandemic.

Notes to Consolidated Financial Statements – (Continued)

Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$4	$4	$—
Term deposits	184	—	184
Derivatives:
Foreign currency forward contracts	29	—	29
Cross-currency interest rate swaps	42	—	42
Investments:
Term deposits	49	—	49
Equity investments	486	55	431
Total assets	$794	$59	$735
Financial assets measured at fair value on a recurring basis as of December 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$47	$47	$—	$—
Mutual funds	23	23	—	—
Term deposits	153	—	153	—
Derivatives:
Foreign currency forward contracts	3	—	3	—
Investments:
Term deposits	200	—	200	—
Equity investments	909	94	—	815
Total assets	$1,335	$164	$356	$815
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
As of September 30, 2022 and December 31, 2021, our cash and cash equivalents consisted primarily of term deposits, money market funds and mutual funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. As of September 30, 2022, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $2.3 billion. We had a net forward asset of $29 million ($47 million gross asset) as

Notes to Consolidated Financial Statements – (Continued)

of September 30, 2022 and a net forward asset of $3 million ($12 million gross asset) as of December 31, 2021 recorded in prepaid expenses and other current assets. We recorded $(60) million and $15 million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2022 and 2021 as well as $144 million and $8 million in net losses from foreign currency forward contracts during the nine months ended September 30, 2022 and 2021.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiaries designated as the hedged item and the changes in the fair value of designated interest rate swaps based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as accumulated other comprehensive income (loss) (“AOCI”) within the foreign currency translation adjustment. Amounts excluded from hedge effectiveness at inception are recognized as interest accrues within interest expense. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38% based on a notional amount and fixed interest rates determined at contract inception. The fair value of the cross-currency interest rate swaps was a $42 million asset as of September 30, 2022 recorded in long-term investments and other assets, and the gain recognized in interest expense during the nine months ended September 30, 2022 was $4 million.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2022 and 2021, we recognized a loss of approximately $39 million and approximately $7 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In connection with our disposition of Egencia (our former corporate travel arm) in November 2021, we became an indirect holder of an approximately 19% interest in GBT JerseyCo Ltd. (“GBT”), doing business as American Express Global Business Travel, with an initial fair value of $815 million. As we elected the fair value option for our investment, during the first quarter of 2022, we recorded a downward adjustment of approximately $2 million based on an updated valuation. In May 2022, GBT completed a deSPAC business combination with Apollo Strategic Growth Capital. This combination resulted in a newly publicly traded company, Global Business Travel Group, Inc (“GBTG”), which together with GBT’s pre-combination shareholders owned all of GBT. Post combination and as of September 30, 2022, we had an approximately 16% ownership interest in GBT and a commensurate voting interest in GBTG. Our shares in GBT are exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price at the end of the third quarter of 2022, which resulted in a loss of $48 million within other, net in our consolidated statements of operations during the three months ended September 30, 2022. The loss for the nine months ended September 30, 2022 was $384 million. We are subject to a lockup period on sales of these equity securities until November 23, 2022.
The following table reconciles, in millions, the beginning and ending balances of our Level 3 assets. With the May 2022 business combination of GBTG, we reclassified our equity investment from a Level 3 asset to a Level 2 asset.

Balance as of December 31, 2021	$815
Upward (downward) adjustment to valuation	(335)
Reclassification to Level 2	(480)
Balance as of September 30, 2022	$—
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
Intangible Assets. During the three and nine months ended September 30, 2022, we recognized intangible impairment charges of $52 million and $81 million related to an indefinite-lived trade name within our trivago segment that primarily resulted from changes in the weighted average cost of capital. The indefinite-lived trade name asset, classified as Level 3 measurements, was valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. As noted above, trivago is subject to its own reporting and filing requirements and, therefore, assesses goodwill at a lower level, which could result in possible differences in the ultimate amount or timing of impairments recognized.

Notes to Consolidated Financial Statements – (Continued)

Minority Investments without Readily Determinable Fair Values. As of both September 30, 2022 and December 31, 2021, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three and nine months ended September 30, 2022 and 2021, we had no material gains or losses recognized related to these minority investments. As of September 30, 2022, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2022	December 31, 2021
	(In millions)
2.5% (€650 million) senior notes due 2022	$—	$735
3.6% senior notes due 2023	—	497
4.5% senior notes due 2024	—	498
6.25% senior notes due 2025	1,035	1,033
5.0% senior notes due 2026	746	745
0% convertible senior notes due 2026	988	986
4.625% senior notes due 2027	745	744
3.8% senior notes due 2028	995	994
3.25% senior notes due 2030	1,236	1,235
2.95% senior notes due 2031	492	983
Long-term debt(1)	6,237	8,450
Current maturities of long-term debt	—	(735)
Long-term debt, excluding current maturities	$6,237	$7,715
_______________
(1)Net of applicable discounts and debt issuance costs.
Redemption of Senior Notes
During the three and nine months ended September 30, 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% Senior Notes due 2031 for an aggregate cash repurchase price of approximately $418 million, which resulted in the recognition of a net gain on debt extinguishment of $73 million. The net gain included the write-off of debt issuance costs and discounts of $8 million as well as fees of $1 million.
During the nine months ended September 30, 2022, we early redeemed all of our €650 million registered senior unsecured notes that were due June 2022 and bore interest at 2.5% (the “2.5% Notes”), all of our $500 million registered senior unsecured notes that were due December 2023 and bore interest at 3.6% (the “3.6% Notes”), and all of our $500 million registered senior unsecured notes that were due August 2024 and bore interest at 4.5% (the “4.5% Notes”), which resulted in the recognition of a loss on debt extinguishment of $24 million during the period. This loss primarily reflected the payment of “make-whole” premiums of $20 million for the 3.6% and 4.5% Notes as well as the write-off of unamortized debt issuance costs and discounts of $4 million.
We paid accrued and unpaid interest on the 2.5%, 3.6%, 4.5% and 2.95% Notes up to their dates of redemption.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 8 – Debt of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $48 million and $98 million as of September 30, 2022 and December 31, 2021.

Notes to Consolidated Financial Statements – (Continued)

Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $4.8 billion and $8.0 billion as of September 30, 2022 and December 31, 2021. Additionally, the estimated fair value of the Convertible Notes was $874 million and $1.2 billion as of September 30, 2022 and December 31, 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2022, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of September 30, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of September 30, 2022, there was $38 million of outstanding stand-by LOCs issued under the facility.
The current facility was setup in April 2022 and Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under our prior $1.145 billion revolving credit facility and $855 million foreign credit facility. As of December 31, 2021, we had no borrowings outstanding under either prior facility and $14 million of outstanding stand-by LOCs issued under the $1.145 billion revolving facility.
Note 5 – Capital Stock
Treasury Stock
As of September 30, 2022, the Company’s treasury stock was comprised of approximately 126.6 million common stock and 7.3 million Class B shares. As of December 31, 2021, the Company’s treasury stock was comprised of approximately 124.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In 2018 and 2019, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to an additional 15 million shares and 20 million shares of our common stock, respectively with 23.3 million shares remaining as of December 31, 2021. During the three and nine months ended September 30, 2022, we repurchased, through open market transactions, 1.5 million shares under these authorizations for the total cost of $153 million, excluding transaction costs, representing an average repurchase price of $100.07 per share. As of September 30, 2022, there were approximately 21.8 million shares remaining under the 2018 and 2019 repurchase authorizations. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2022, we repurchased an additional 0.5 million shares for a total cost of $47 million, excluding transaction costs, representing an average purchase price of $95.65 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of September 30, 2022 and December 31, 2021 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at September 30, 2022 of $7 million ($10 million before tax) and $15 million ($22 million before tax) at December 31, 2021 associated with our Euro-denominated 2.5% Notes, as well as foreign currency transaction gains at September 30, 2022 of $32 million ($42 million before tax) associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Until their redemption in March 2022, the aggregate principal value of the 2.5% Notes was designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. In March 2022, we redeemed the 2.5% Notes and terminated the related hedging relationship. The currency translation adjustment amounts associated with the net investment hedge of the 2.5% Notes will remain in AOCI until realized upon a full or partial sale or liquidation of the applicable Euro-functional currency subsidiaries.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$482	$376	$175	$(374)
Preferred stock dividend	—	(14)	—	(64)
Loss on redemption of preferred stock	—	—	—	(107)
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$482	$362	$175	$(545)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders
Basic	$3.05	$2.40	$1.11	$(3.67)
Diluted	2.98	2.26	1.08	(3.67)
Weighted average number of shares outstanding (000's):
Basic	157,628	151,019	157,100	148,453
Dilutive effect of:
Convertible Notes	3,921	3,921	3,921	—
Stock-based awards	274	3,271	1,469	—
Warrants to purchase common stock	—	2,244	—	—
Other dilutive securities	6	5	5	—
Diluted	161,829	160,460	162,495	148,453
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2022, approximately 9 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended September 30, 2021, approximately 5 million of outstanding stock awards were excluded. For the nine months ended September 30, 2021, approximately 18 million of outstanding stock awards and common stock warrants and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2022, the effective tax rate was a 31.0% expense on pre-tax income, compared to an 18.7% expense on pre-tax income for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate was an 52.6% expense on pre-tax income, compared to a 25.3% benefit on pre-tax loss for the nine months ended September 30, 2021. The change in the effective tax rate for both periods was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case has been scheduled with Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related

Notes to Consolidated Financial Statements – (Continued)

to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.413 billion, which would result in federal tax of approximately $494 million, subject to interest. The proposed adjustments provided by the IRS exclude any offsetting adjustments that may reduce the amount of federal tax. We do not agree with the position of the IRS and intend to formally protest. We are also under examination by the IRS for our 2017-2020 tax years. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $44 million and $50 million as of September 30, 2022 and December 31, 2021, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2022 and 2021. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,707	$788	$124	$—	$3,619
Intersegment revenue	—	—	61	(61)	—
Revenue	$2,707	$788	$185	$(61)	$3,619
Adjusted EBITDA	$943	$221	$34	$(119)	$1,079
Depreciation	(126)	(22)	(2)	(26)	(176)
Amortization of intangible assets	—	—	—	(23)	(23)
Impairment of intangible assets	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	(97)	(97)
Realized (gain) loss on revenue hedges	10	6	—	—	16
Operating income	$827	$205	$32	$(317)	747
Other expense, net					(57)
Income before income taxes					690
Provision for income taxes					(214)
Net income					476
Net loss attributable to non-controlling interests					6
Net income attributable to Expedia Group, Inc.					$482

	Three months ended September 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,351	$490	$121	$—	$2,962
Intersegment revenue	—	—	42	(42)	—
Revenue	$2,351	$490	$163	$(42)	$2,962
Adjusted EBITDA	$879	$74	$18	$(116)	$855
Depreciation	(130)	(24)	(3)	(20)	(177)
Amortization of intangible assets	—	—	—	(24)	(24)
Stock-based compensation	—	—	—	(116)	(116)
Legal reserves, occupancy tax and other	—	—	—	(10)	(10)
Restructuring and related reorganization charges	—	—	—	(12)	(12)
Realized (gain) loss on revenue hedges	8	—	—	—	8
Operating income	$757	$50	$15	$(298)	524
Other expense, net					(59)
Income before income taxes					465
Provision for income taxes					(87)
Net income					378
Net income attributable to non-controlling interests					(2)
Net income attributable to Expedia Group, Inc.					376
Preferred stock dividend					(14)
Net income attributable to Expedia Group, Inc. common stockholders					$362

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,867	$1,870	$312	$—	$9,049
Intersegment revenue	—	—	143	(143)	—
Revenue	$6,867	$1,870	$455	$(143)	$9,049
Adjusted EBITDA	$1,713	$457	$92	$(362)	$1,900
Depreciation	(381)	(62)	(7)	(77)	(527)
Amortization of intangible assets	—	—	—	(66)	(66)
Impairment of intangible assets	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	(280)	(280)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	25	9	—	—	34
Operating income	$1,357	$404	$85	$(889)	957
Other expense, net					(602)
Income before income taxes					355
Provision for income taxes					(187)
Net income					168
Net loss attributable to non-controlling interests					7
Net income attributable to Expedia Group, Inc.					$175

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$5,091	$979	$249	$—	$6,319
Intersegment revenue	—	—	75	(75)	—
Revenue	$5,091	$979	$324	$(75)	$6,319
Adjusted EBITDA	$1,301	$13	$19	$(335)	$998
Depreciation	(396)	(78)	(8)	(56)	(538)
Amortization of intangible assets	—	—	—	(77)	(77)
Stock-based compensation	—	—	—	(319)	(319)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Restructuring and related reorganization charges	—	—	—	(54)	(54)
Realized (gain) loss on revenue hedges	14	—	—	—	14
Operating income (loss)	$919	$(65)	$11	$(842)	23
Other expense, net					(532)
Loss before income taxes					(509)
Provision for income taxes					129
Net loss					(380)
Net loss attributable to non-controlling interests					6
Net loss attributable to Expedia Group, Inc.					(374)
Preferred stock dividend					(64)
Loss on redemption of preferred stock					(107)
Net loss attributable to Expedia Group, Inc. common stockholders					$(545)
Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Business Model:
Merchant	$2,427	$1,923	$6,037	$4,057
Agency	935	800	2,309	1,696
Advertising, media and other	257	239	703	566
Total revenue	$3,619	$2,962	$9,049	$6,319
Service Type:
Lodging	$2,881	$2,300	$6,891	$4,736
Air	100	61	269	189
Advertising and media	222	202	601	451
Other(1)	416	399	1,288	943
Total revenue	$3,619	$2,962	$9,049	$6,319
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
Our financial and operating results for both 2020 and 2021 were significantly impacted due to the decrease in travel demand related to COVID-19. During the first nine months of 2022, we have experienced a recovery in travel demand and gross bookings have nearly recovered to pre-COVID levels. However, the full duration and total impact of COVID-19 and related variants remains uncertain, and it is difficult to predict the future impacts on the travel industry and, in particular, our business.
In addition, COVID-19 has also had broader economic impacts, including at times an increase in unemployment levels and reduction in economic activity globally. As the recovery unfolds, staffing shortages have also been experienced across most of the hospitality industry. Broader, sustained negative economic impacts could continue to put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions. More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as rising interest rates, energy prices and recession fears, have contributed to an increasingly complex macroeconomic environment. Our future results of operations may be subject to volatility, particularly in the short-term, due to the impact of the above trends.
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
In 2020, we shifted to managing our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company and making decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns, and the competitive environment. Over time, intense competition historically led to aggressive marketing efforts by the travel suppliers and intermediaries, and a meaningful unfavorable impact on our overall marketing efficiencies and operating margins. During 2020, we increased our focus on opportunities to differentiate brands across customer and geographic segments, increase marketing efficiency, drive a higher proportion of transactions through direct channels and ultimately improve the balance of transaction growth and profitability.
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2022, lodging accounted for 80%. As a result of the improvement in travel demand this year, room nights stayed grew 33% in the first nine months of 2022, as compared to a growth of 35% in 2021 and a decline of 55% in 2020. The timing of recovery in consumer sentiment on travel and on staying at hotels has, and will continue to be, a factor in our level of room night growth, and we expect that to vary by country. Average Daily Rates (“ADRs”) for rooms stayed for Expedia Group increased 3% in 2020, increased 20% in 2021 and increased 8% in the first nine months of 2022. During 2021 and through the first nine months of 2022, ADRs for our Vrbo business, which carries a higher ADR than hotels, remains elevated compared to years prior to the COVID-19 outbreak.
The uncertain environment as a result of COVID-19, including travel restrictions and shifts in consumer behavior, the mix of our lodging bookings across geographies and types of accommodations, and general variability in supply and demand, make it difficult to predict ADR trends in the near-term.
As of September 30, 2022, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and approximately 880,000 hotels and alternative accommodation listings through our other brands.
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
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast-growing alternative accommodations market. Vrbo is a leader in this market and represents an attractive growth opportunity for Expedia Group. Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings. In addition, we have actively moved to integrate Vrbo listings into our global Retail services, as well as directly add alternative accommodation listings to our offerings, to position our key global brands to offer a full range of lodging options for consumers.
Air
As a result of the significantly reduced air travel demand due to government travel restrictions and the impact on consumer sentiment related to COVID-19, airlines have been operating with less capacity, staffing shortages and lower passenger demand. While we have experienced improvement in air bookings in year-to-date in 2022 and throughout 2021, versus 2020, it continues to lag lodging bookings and remains below 2019 levels. The recovery in air travel remains difficult to predict and may not correlate with the recovery in lodging demand. According to the Transportation Security Administration (“TSA”), air traveler 7-day average throughput declined 95% in April 2020 compared to prior year levels. The declines in throughput moderated to down approximately 20% by the end of 2021, and as of mid-October 2022 were down 7%, compared to 2019 levels.
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
Air ticket volumes increased 11% in the first nine months of 2022 and 43% in 2021, compared to a decline of 63% in 2020. As a percentage of our total worldwide revenue in the third quarter of 2022, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the third quarter of 2022, we generated $222 million of advertising and media revenue, a 10% increase from the same period in 2021, representing 6% of our total worldwide revenue. Given the decline in travel demand related to COVID-19, online travel agencies dramatically reduced marketing spend, including on trivago, and given the uncertain duration and impact of COVID-19 it is difficult to predict when spend will recover to normalized levels. In response, in 2020, trivago significantly reduced its marketing spend and took additional actions to lower operating expenses, which continued throughout 2021 and through the first nine months of 2022. We expect trivago to continue to experience pressure on revenue and profit until online travel agencies and other hotel suppliers see consumer demand that warrants increasing their advertising spend with trivago.
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

Seasonality
We generally experience seasonal fluctuations in the demand for our travel services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Since revenue for most of our travel services, including merchant and agency hotel, is recognized as the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks for our hotel business and can be several months or more for our alternative accommodations business. Historically, Vrbo has seen seasonally stronger bookings in the first quarter of the year, with the relevant stays occurring during the peak summer travel months. The seasonal revenue impact is exacerbated with respect to income by the nature of our variable cost of revenue and direct sales and marketing costs, which we typically realize in closer alignment to booking volumes, and the more stable nature of our fixed costs. Furthermore, operating profits for our primary advertising business, trivago, have typically been experienced in the second half of the year, particularly the fourth quarter, as selling and marketing costs offset revenue in the first half of the year as we typically increase marketing during the busy booking period for spring, summer and winter holiday travel. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter. The growth of our international operations, advertising business or a change in our product mix, including the growth of Vrbo, may influence the typical trend of seasonality in the future.
Impacts from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows during 2020 and 2021. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. Booking and travel trends improved in the second half of 2020, throughout 2021, and in the first nine months of 2022. This has resulted in working capital benefits and positive cash flow more akin to typical historical trends. It remains difficult to forecast the seasonality for upcoming quarters, given the uncertainty related to the shape and timing of any sustained recovery.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $44 million and $50 million as of September 30, 2022 and December 31, 2021, respectively.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Gross bookings	$23,987	$18,725	28%	$74,538	$54,962	36%
Revenue margin (1)	15.1%	15.8%		12.1%	11.5%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and nine months ended September 30, 2022, gross bookings increased 28% and 36%, compared to the same periods in 2021, as gross bookings for lodging, air and other travel products grew as travel demand recovered.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Segment
Retail	$2,707	$2,351	15%	$6,867	$5,091	35%
B2B	788	490	61%	1,870	979	91%
trivago (Third-party revenue)	124	121	2%	312	249	25%
Total revenue	$3,619	$2,962	22%	$9,049	$6,319	43%
Revenue increased 22% and 43% for the three and nine months ended September 30, 2022, compared to the same periods in 2021, with all segment’s growth reflecting the improvement in travel demand.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,881	$2,300	25%	$6,891	$4,736	46%
Air	100	61	61%	269	189	42%
Advertising and media(1)	222	202	10%	601	451	33%
Other	416	399	4%	1,288	943	37%
Total revenue	$3,619	$2,962	22%	$9,049	$6,319	43%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 25% and 46% for the three and nine months ended September 30, 2022, compared to the same periods in 2021, on a 20% and 33% increase in room nights stayed as well as stayed ADR growth of 4% and 8%.
Air revenue increased 61% for the three months ended September 30, 2022 primarily driven by a 69% growth in revenue per air ticket. Air revenue increased 42% for the nine months ended September 30, 2022 driven by an increase in air tickets sold of 11% and revenue per ticket of 28%.
Advertising and media revenue increased 10% and 33% for the three and nine months ended September 30, 2022, compared to the same periods in 2021, due to increases at both Expedia Group Media Solutions and trivago. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business (through Egencia’s sale in November 2021), increased 4% and 37% for the three and nine months ended September 30, 2022, compared to the same periods in 2021, from growth in travel insurance products. The year-to-date period also increased from growth in car rental revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,427	$1,923	26%	$6,037	$4,057	49%
Agency	935	800	17%	2,309	1,696	36%
Advertising, media and other	257	239	7%	703	566	24%
Total revenue	$3,619	$2,962	22%	$9,049	$6,319	43%
Merchant revenue increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue and travel insurance revenue.
Agency revenue increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in agency hotel, air and alternative accommodations. The year-to-date period was also impacted by an increase in car rental revenue.
Advertising, media and other increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in advertising revenue.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Direct costs	$378	$339	12%	$1,022	$806	27%
Personnel and overhead	77	103	(26)%	223	321	(30)%
Total cost of revenue	$455	$442	3%	$1,245	$1,127	11%
% of revenue	12.6%	14.9%		13.8%	17.8%
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
Cost of revenue increased $13 million and $118 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher merchant fees and cloud costs as a result of increased transaction volumes, which offset lower personnel costs related to the sale of Egencia in November 2021. The year-to-date period was also impacted by higher customer service costs.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Direct costs	$1,504	$1,132	33%	$4,229	$2,621	61%
Indirect costs	165	182	(10)%	495	556	(11)%
Total selling and marketing	$1,669	$1,314	27%	$4,724	$3,177	49%
% of revenue	46.1%	44.3%		52.2%	50.3%
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
Selling and marketing expenses increased $355 million and $1.5 billion during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily driven by an increase in B2B partner commissions, as well as increased spend in Retail marketing channels. In addition, the decrease in indirect costs in the current year periods was primarily driven by lower personnel costs related to the sale of Egencia in November 2021 as well as lower stock-based compensation.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$227	$205	10%	$636	$583	9%
Other	83	72	16%	228	217	5%
Total technology and content	$310	$277	12%	$864	$800	8%
% of revenue	8.6%	9.4%		9.5%	12.7%
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
Technology and content expense increased $33 million and $64 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher personnel costs due to increased headcount. The year-to-date period was also impacted by the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$153	$145	5%	$445	$413	8%
Professional fees and other	34	37	(11)%	117	109	7%
Total general and administrative	$187	$182	2%	$562	$522	8%
% of revenue	5.2%	6.2%		6.2%	8.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased $5 million and $40 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to higher personnel costs due to increased headcount. The year-to-date period was also impacted by the prior year’s compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Depreciation	$176	$177	(1)%	$527	$538	(2)%
Amortization of intangible assets	23	24	(4)%	66	77	(14)%
Total depreciation and amortization	$199	$201	(1)%	$593	$615	(4)%
Depreciation decreased $1 million and $11 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021. Amortization of intangible assets decreased $1 million and $11 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021 primarily due to the completion of amortization related to certain intangible assets.
Impairment of Intangible Assets
During the three and nine months ended September 30, 2022, we recognized intangible impairment charges of $52 million and $81 million related to an indefinite-lived trade name within our trivago segment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$—	$10	N/A	$23	1	N/A
% of revenue	—%	0.3%		0.3%	—%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for the nine months ended September 30, 2022 primarily included charges related to certain other legal reserves for trivago as described in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements. Legal reserves, occupancy tax and other for the three months ended September 30, 2021 primarily included a charge for certain other legal reserves. During the nine months ended September 30, 2021, this charge was mostly offset by net reductions to our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which resulted in headcount reductions and office consolidations. As a result, we recognized $12 million and $54 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2021. We continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Operating income	$747	$524	42%	$957	$23	N/A
% of revenue	20.6%	17.7%		10.6%	0.4%
During the three and nine months ended September 30, 2022, we had operating income of $747 million and $957 million, compared to operating income of $524 million and $23 million for the same periods in 2021. The improvement in the current year period was primarily due to growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Retail	$943	$879	7%	$1,713	$1,301	32%
B2B (1)	221	74	198%	457	13	N/A
trivago	34	18	85%	92	19	367%
Unallocated overhead costs (Corporate)	(119)	(116)	3%	(362)	(335)	8%
Total Adjusted EBITDA (2)	$1,079	$855	26%	$1,900	$998	90%
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
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA during the three and nine months ended September 30, 2022, compared to the same periods in 2021, as a result of the recovering travel demand. In addition, the B2B segment improved in part due to the absence of the prior year Adjusted EBITDA loss related to Egencia.
Unallocated overhead costs increased $3 million and $27 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to an increase in general and administrative expenses.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Interest income	$20	$2	782%	$33	$5	483%
Interest expense	(63)	(86)	(27)%	(217)	(267)	(19)%
Gain (loss) on debt extinguishment, net	73	—	N/A	49	(280)	N/A

Interest income increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, as a result of higher rates of return. Interest expense decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, as a result of lower average senior notes outstanding in the current year periods due to the extinguishments discussed below.
During the three and nine months ended September 30, 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% senior unsecured notes, which resulted in the recognition of a net gain on debt extinguishment of $73 million. In addition, during the nine months ended September 30, 2022 as a result of the early redemption of the 3.6% and 4.5% senior unsecured notes, we recognized a loss on debt extinguishment of $24 million. See Note 4 – Debt in the notes to the consolidated financial statements for further information.
As a result of the debt refinancing transactions during the prior year, we recognized a loss on debt extinguishment of $280 million during the nine months ended September 30, 2021, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs.
Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	($ in millions)
Foreign exchange rate losses, net	$(16)	$(24)	$(47)	$(42)
Loss on minority equity investments, net	(71)	(11)	(423)	(7)
Gain on sale of businesses, net	—	54	—	55
Other	—	6	3	4
Total other, net	$(87)	$25	$(467)	$10
For the three and nine months ended September 30, 2022, losses on minority equity investments, net included $48 million and $384 million of losses related to mark-to-market adjustments in the fair value for our Global Business Travel Group, Inc (“GBTG”) investment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information. In the three and nine months ended September 30, 2021, we completed the sale of one of our smaller businesses, Alice, within our Retail segment, which resulted in a gain of $53 million.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$214	$87	146%	$187	$(129)	N/A
Effective tax rate	31.0%	18.7%		52.6%	25.3%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2022, the effective tax rate was a 31.0% expense on pre-tax income, compared to a 18.7% expense on pre-tax income for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the effective tax rate was an 52.6% expense on pre-tax income, compared to a 25.3% benefit on pre-tax loss for the nine months ended September 30, 2021. The change in the effective tax rate for both periods was primarily due to nondeductible mark-to-market adjustments to our minority equity investments as well as other discrete items.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case has been scheduled with Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.413 billion, which would result in federal tax of approximately $494 million, subject to interest. The proposed adjustments provided by the IRS exclude any offsetting adjustments that may reduce the amount of federal tax. We do not agree with the position of the IRS and intend to formally protest. We are also under examination by the IRS for our 2017-2020 tax years. We do not anticipate a significant impact to our gross unrecognized tax benefits within the next 12 months related to these years.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$482	$376	$175	$(374)
Net income (loss) attributable to non-controlling interests	(6)	2	(7)	(6)
Provision for income taxes	214	87	187	(129)
Total other expense, net	57	59	602	532
Operating income	747	524	957	23
Gain (loss) on revenue hedges related to revenue recognized	(16)	(8)	(34)	(14)
Restructuring and related reorganization charges	—	12	—	54
Legal reserves, occupancy tax and other	—	10	23	1
Stock-based compensation	97	116	280	319
Depreciation and amortization	199	201	593	615
Impairment of intangible assets	52	—	81	—
Adjusted EBITDA	$1,079	$855	$1,900	$998

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.6 billion and $4.3 billion at September 30, 2022 and December 31, 2021. As of September 30, 2022, the total cash and cash equivalents and short-term investments held outside the United States was $786 million ($510 million in wholly-owned foreign subsidiaries and $276 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at September 30, 2022.
Managing our balance sheet prudently and maintaining appropriate liquidity have been high priorities during the COVID-19 pandemic. In 2020, in order to best position the Company to navigate our temporary working capital changes and depressed revenue, we took a number of actions to bolster our liquidity and preserve financial flexibility. During the nine months ended September 30, 2022, we continued the suspension of our quarterly common stock dividends but did restart our share repurchases under prior 2018 and 2019 authorized programs as discussed below.
In March 2022, we early redeemed all of the €650 million of outstanding aggregate principal amount of the Company’s 2.5% Notes due in June 2022. The redemption price for the 2.5% Notes equaled 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
In May 2022, we early redeemed all of our $500 million 3.6% Notes, and in June 2022, we early redeemed all of our $500 million 4.5% Notes, which resulted in the recognition of a loss on debt extinguishment of $24 million during the nine months ended September 30, 2022 primarily comprised of “make-whole” premiums as well as the write-off of unamortized discount and debt issuance costs.
In September 2022, we settled the tender offer to purchase $500 million in aggregate principal of our 2.95% Senior Notes for an aggregate cash repurchase price of approximately $418 million, which resulted in the recognition of a net gain on debt extinguishment of $73 million during the three and nine months ended September 30, 2022. The net gain included the write-off of unamortized discount and debt issuance costs as well as related fees.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2022, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on the 6.25% Notes issued in May 2020, the 4.625% Notes issued in July 2020 as well as the 2.95% Notes issued in March 2021 will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2022, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. During the first nine months of 2022, booking and travel trends have nearly normalized resulting in working capital benefits and positive cash flow in the current period more akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the duration of the impact from COVID-19 and the shape and timing of any sustained recovery.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. For 2022, we expect total capital expenditures for the full year to remain relatively in line with 2021 spending levels as we look to continue to improve our technology platforms, infrastructure, operational capabilities, and in the development of service offerings and expansion of our operations.

Our cash flows are as follows:

	Nine months ended September 30,
	2022	2021	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,622	$3,463	$159
Investing activities	(514)	(506)	(8)
Financing activities	(2,245)	(351)	(1,894)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(302)	(126)	(176)
For the nine months ended September 30, 2022, net cash provided by operating activities increased by $159 million primarily due to higher operating income after adjusting for impacts of depreciation, amortization, and intangible impairments, which was largely offset by a decrease in benefits from working capital changes driven mostly from a change in deferred merchant bookings.
For the nine months ended September 30, 2022, we had net cash used in investing activities of $514 million compared to cash used in investing activities of $506 million in the prior year period. The increase in cash used was primarily due to higher uses of cash for the settlement of currency forward contract losses in the current year period, mostly offset by higher net sales and maturities of investments as well as lower capital expenditures.
For the nine months ended September 30, 2022, net cash used in financing activities primarily included payments of $2.2 billion related to the extinguishment of our 2.5% Notes, 3.6% Notes, 4.5% Notes and the tender offer for a portion of our 2.95% Notes discussed above as well as $241 million of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments. These uses of cash were partially offset by $125 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2021, net cash used in financing activities primarily included payments of approximately $2 billion related to the extinguishment of debt, $618 million of cash paid for the 50% redemption of preferred stock, $108 million of cash paid for treasury stock activity related to the vesting of equity instruments and $50 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of Convertible Notes and 2.95% Notes issued in February and March 2021, respectively, as well as $421 million of proceeds from the exercise of options and employee stock purchase plans.
During the three and nine months ended September 30, 2022, we repurchased, through open market transactions, 1.5 million under 2018 and 2019 share authorizations for a total cost of $153 million, excluding transaction costs. As of September 30, 2022, there were approximately 21.8 million shares remaining under our authorizations. There is no fixed termination date for the repurchases. Subsequent to the end of the third quarter of 2022, we repurchased an additional 0.5 million shares for a total cost of $47 million, excluding transaction costs, representing an average purchase price of $95.65 per share.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2022 and 2021 of $302 million and $126 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the periods.
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

	September 30, 2022	December 31, 2021
	(In millions)
Combined Balance Sheets Information:
Current Assets (1)	$7,821	$7,003
Non-Current Assets	10,688	10,255
Current Liabilities	11,343	8,701
Non-Current Liabilities	6,786	8,224

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Combined Statements of Operations Information:
Revenue	$7,331	$7,146
Operating income(2)	635	124
Net income (loss)	246	(377)
Net income (loss) attributable to Obligors	246	(658)
____________________________
(1)Current assets include intercompany receivables with non-guarantors of $899 million as of September 30, 2022 and $705 million as of December 31, 2021.
(2)Operating income includes net intercompany expenses with non-guarantors of $67 million for the nine months ended September 30, 2022 and $472 million for the year ended December 31, 2021.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2022. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Arizona Cities Litigation. The trial date for the city of Tucson’s claims has been taken off the court’s calendar and the court intends to resolve the claims without trial.
State of Louisiana/City of New Orleans Litigation. The plaintiffs have filed notices of appeal from the trial court’s ruling dismissing the plaintiffs’ claims on the grounds that the Expedia defendants had no tax liability to the plaintiffs; those appeals remain pending.
City of Charleston, South Carolina Litigation. On August 15, 2022, HomeAway.com, Inc. filed a motion to dismiss the South Carolina Unfair Trade Practices Act, contractual undertaking, declaratory relief and injunctive relief causes of action and answered the remaining causes of action. The motion to dismiss remains pending.

Non-Tax Litigation and Other Legal Proceeding
Helms-Burton Litigation. On August 18, 2022, the Third Circuit affirmed the dismissal of plaintiff’s claim in the Glen action, thereby ending that matter.
Paris City Hall Litigation. The court is currently expected to issue a ruling on liability and penalties on November 30, 2022.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, the Executive Committee, acting on behalf of the Board of Directors, authorized a repurchase of up to 15 million outstanding shares of our common stock. In December 2019, the Board of Directors authorized a repurchase of up to 20 million shares of our common stock. A summary of the repurchase activity for the third quarter of 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2022	—	—	—	23,296
August 1-31, 2022	—	—	—	23,296
September 1-30, 2022	1,525	$100.07	1,525	21,771
Total	1,525		1,525

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Transition and Services Agreement between Eric Hart and Expedia, Inc., dated September 14, 2022		8-K	001-37429	10.1	9/14/2022

10.2	Employment Agreement between Julie Whalen and Expedia, Inc., dated September 13, 2022		8-K	001-37429	10.2	9/14/2022

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 3, 2022	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer