Form 10-K
period 2022-12-31
Expedia Group, Inc.
filed 2023-02-10
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(206) 481-7200
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2022, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $14,349,625,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 27, 2023 were approximately,
Common stock, $0.0001 par value per share	147,824,882	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Parts Into Which Incorporated
Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual report on Form 10-K where indicated.	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2022

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2022
Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” as well as those discussed elsewhere in this report. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate these risk factors, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also continue to affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in this Annual Report on Form 10-K.

Part I. Item 1. Business
COVID-19 Update
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted, and countries around the world reopened their borders for foreign travel. In 2022, we experienced a strong recovery in travel demand. However, we note that the recovery has been uneven with different regions experiencing different rates of recovery. Despite positive developments, the full duration and total impact of COVID-19 remains uncertain, and therefore it is difficult to predict any future impact on the travel industry and, in particular, our business.
Overview
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
At the end of 2022, we had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo, approximately 900,000 hotels and alternative accommodations through our other brands, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences.
Travel suppliers distribute and market products via our apps, desktop and mobile offerings, as well as through alternative distribution channels, our business partnerships and our call centers in order to reach our extensive global audience. In addition, our advertising and media businesses help other businesses, primarily travel providers, reach a large multi-platform audience of travelers around the globe.

Historical Development
Over 25 years ago, we began operations as one of the first online travel agencies (“OTAs”) and played a significant role in revolutionizing and democratizing travel, by empowering customers to manage their own travel plans. We did so by building and then leveraging proprietary technology to connect partners and their respective inventory to those travelers, while unlocking the marketplace for travel to other businesses as well. Since then, the travel industry has experienced significant transformation, including the material shift from offline to online travel booking. This transformation led to many years of exciting growth for OTAs along with increased competition. In order to remain innovative and competitive, we made several strategic acquisitions, which materially expanded the breadth and depth of our Company. Much of our strategy leading up to the COVID-19 pandemic focused on our brands competing aggressively for share all the around the world, each with their own offerings and benefits. However, it also created certain complexities and inefficiencies over time.
To reduce complexity and improve operations, in 2020, we shifted to a platform operating model, which enabled us to deliver more scalable services and operate much more efficiently. For example, we now manage our marketing investments holistically across the entire brand portfolio, allowing us to optimize our spend to achieve better returns, and run on a unified marketing technology platform, improving our performance by scaling our marketing capabilities. We also shifted to a unified brand strategy within our Retail business where we have a combined team making decisions across all our brands. These changes were made in an effort to simplify and streamline our organization, improve our cost structure, and the operation of our business.
Moreover, to streamline activities and enhance focus on our core businesses, we shut down or sold a number of businesses since the beginning of 2020, including Egencia, a travel management company focused on corporate travel. On November 1, 2021, the sale of Egencia to American Express Global Business Travel (“GBT”) was completed. As part of the transaction, Expedia Group received a minority ownership position in the combined business and entered into a 10-year lodging supply agreement with GBT. Both Egencia pre-closing and the GBT lodging supply agreement impact our B2B segment financials. The result of these cumulative actions enable more focus on improving the overall experience for our travelers.
In 2021, we began evolving our consumer retail strategy from being largely transactionally focused, where we were primarily focused on acquiring customers through performance marketing channels to building direct, longer-lasting relationships with our customers. With that goal in mind, we focused towards increasing customer loyalty and app adoption as loyalty members and app users typically experience higher repeat rates, gross profits and bookings relative to non-loyalty members and non-app users. Further, we aim to provide our customers with a high-quality product experience, strong membership benefits and broad multi-product supply offering, all of which encourages higher conversion, repeat rates and engagement.
Market Opportunity and Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending highlighting the size of our market opportunity. Phocuswright estimates global travel spending, inclusive of alternative accommodations and tours and activities, at approximately $1.6 trillion in 2023.
Our focus is to: leverage our brand, supply, and platform technology strength, to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers.
Leverage Brand and Supply Strength to Power the Travel Ecosystem. We believe the strength of our core brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners seeking to grow their business through sophisticated technology, a better understanding of travel retailing and reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media.
Our portfolio of brands, operated and organized by reportable segment are as follows:
Retail. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through recognized consumer brands that target a variety of customer segments and geographic regions with tailored offerings. Our portfolio of retail brands include:
•Brand Expedia. Brand Expedia is a leading full-service online travel brand in a wide range of countries around the world offering a wide selection of travel products and services.
•Hotels.com. Hotels.com focuses on marketing lodging accommodations.

•Vrbo. Vrbo operates an online marketplace for the alternative accommodations industry. The Vrbo portfolio includes the vacation rental website, Vrbo, which operates localized websites around the world as well as other regional brands.
•We have multiple other brands including, but not limited to, Orbitz, Travelocity, ebookers and Wotif Group.
While we maintain a large portfolio of consumer brands, we put the majority of our marketing efforts towards our three core consumer brands: Expedia, Hotels.com, and Vrbo.
In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform called “One Key” spanning all our main brands, which we expect to launch in 2023. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media.
B2B. Our B2B segment encompasses our Expedia Partner Solutions business. Expedia Partner Solutions partners with businesses in a wide spectrum of countries across a wide range of travel and non-travel verticals including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who market Expedia Group rates and availabilities to their travelers. Expedia Partner Solutions' partners can benefit from our technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through Expedia Partner Solutions’ API, Rapid; adopting one of Expedia Partner Solutions’ customized white label or co-branded ecommerce template solutions; or a powerful agent booking tool, Expedia Travel Affiliate Agent Program (TAAP). Prior to its sale on November 1, 2021, our B2B segment also included Egencia, which was our full-service travel management company. We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our B2B segment also includes room nights, gross bookings, and associated economics from our lodging supply agreement we entered into with GBT in conjunction with the sale of Egencia.
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
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. During 2020, Expedia Group unified its technology, product, data engineering, and data science teams to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The unified team structure enables us to deliver more scalable services and operate more efficiently. All of our transaction-based businesses also now benefit from our shared platform infrastructure, including customer servicing and support, data centers, search capabilities, payment processing, and fraud operations.
As we continue to evolve our shared platform infrastructure, our focus is on developing technical capabilities that support various travel products while using simpler, standard architecture and common applications and frameworks. We believe this strategy will enable us to: simultaneously build pieces of technology that work in tandem; ship products faster; create more innovative solutions; and achieve greater scale. Ultimately, we believe this will result in faster product innovation and therefore better traveler experiences. In addition, over time, as we execute on our streamlined application development framework, we believe we can unlock additional platform service opportunities beyond the scope of our internal brands and business travel partners.
In 2021, we began migrating our core Retail brands (Brand Expedia, Hotels.com and Vrbo) onto one unified technology front-end infrastructure, to increase operating efficiencies. In 2022, we completed the migration of the Hotels.com front-end technology stack on to the Brand Expedia platform, which allowed us to apply our learnings from testing and optimization across our traditional lodging portfolio at much greater scale. In late 2022, we began the technology migration of our Vrbo business onto the Brand Expedia front-end and expect that work to be largely complete in 2023.
We provide 24-hour-a-day, seven-day-a-week traveler sales and support by our virtual agent platform, telephone, chat, or e-mail. For purposes of operational flexibility, we use a combination of outsourced and in-house contact centers. Our contact centers are located in several countries throughout the world. We invested significantly in our contact center technologies, with the goal of improving customer experience and increasing the efficiency of our contact center agents and we expect to continue reaping the benefits of these investments going forward. In addition, we have continued to invest in our customer service platform technology, which leverages technology and artificial intelligence to provide our customers with online customer service options and self-service capabilities.
Today our websites and apps are powered through a combination of legacy company-owned data centers and increasingly via cloud platforms. We are nearing the end of a multi-year project to migrate our products, data storage and functionality to public cloud computing services. For our legacy company-owned data centers, our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I, Item 1A — Risk Factors.
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
•Agency Model. Under the agency model, we facilitate travel bookings and act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. We record revenue on air transactions when the traveler books the transaction, as we do not typically provide significant post booking services to the traveler and payments due to and from air carriers are typically due at the time of ticketing. Additionally, we generally record agency revenue from the hotel when the stayed night occurs as we provide post booking services to the traveler and, thus consider the stay as when our performance obligation is satisfied. The majority of our agency gross bookings relate to air bookings.
•Advertising Model. Under the advertising model we offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings across several of our transaction-based websites, as well as on our majority-owned metasearch site, trivago.
For the year ended December 31, 2022, we had total revenue of $11.7 billion, with merchant, agency and advertising, media and other accounting for 66%, 26%, and 8% of total revenue, respectively.
Our Expedia Traveler Preference (ETP) program offers, for participating hotels, customers the choice of whether to pay Expedia Group in advance under our merchant model (Expedia Collect) or pay at the hotel at the time of the stay under the agency model (Hotel Collect).
In addition, through various of our Expedia Group-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Travelers typically select packages based on the total package price or by purchasing one product and receiving a discounted price to attach additional products. The use of the merchant travel components in packages and multi-product purchases enable us to make certain travel products available at prices lower than those charged on an individual component basis by travel suppliers without impacting their other pricing models. In addition, we also offer pre-assembled package offerings, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our retail brands, drive traffic and ultimately bookings while optimizing ongoing traveler acquisition costs. Our long-term success and profitability depend on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared global platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our brands. We manage our marketing investments holistically across the brand portfolio in our Retail segment to optimize results for the Company and make decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.
Our marketing channels primarily include brand advertising through online and offline channels, loyalty programs, mobile apps, search engine marketing and optimization as well as metasearch, social media, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Our current traveler loyalty programs include Hotels.com Rewards on Hotels.com global websites and Expedia® Rewards on a wide array of Brand Expedia points of sale, as well as Orbitz Rewards on Orbitz.com. In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform called “One Key” spanning all our main brands, which we expect to launch in 2023.
We also make use of affiliate marketing. Several of our branded websites receive bookings from consumers who have clicked through to the respective websites through links posted on affiliate partner websites. In exchange for this traffic, we pay the affiliate partner a commission.
Travel Suppliers
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
We developed proprietary technology to assist both hotel and alternative accommodation suppliers in managing, and marketing their supply, whether this is direct through our proprietary central reservation tools or through third-party channel managers. Our “direct connect” technology allows suppliers to upload information about available products and services and rates directly from their central reservation systems and dynamically manage reservations and traveler needs through our messaging and chat platforms. Marketing tools assist hotels and alternative accommodations in tailoring demand to their requirements and our revenue management product provides pricing insights. We also offer an “Optimized Distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our suite of white label website offerings power hotel, and package booking on suppliers' own websites.
Vrbo's alternative accommodation listing services offers our supply partners a set of tools to help them manage an availability calendar, respond to customer inquiries, edit the content of a property listing, as well as provide various other services to manage reservations or drive incremental sales volume.
Distribution Partners. GDSs, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers’ ‘content’ — such as availability and pricing of seats on various airline point-to-point flights, or ‘segments.’ The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, rooms or other travel products. Our relationships with GDSs primarily relate to our air business. We use Amadeus and Sabre as our GDS segment providers in order to ensure the widest possible supply of content for our travelers.
Competition
Our brands compete in rapidly evolving and intensely competitive markets. We believe international markets represent especially large opportunities for Expedia Group and those of our competitors that wish to expand their brands and businesses to achieve global scale. We also believe that Expedia Group is one of only a few companies that are focused on building a truly global, travel marketplace. Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer ecommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering more favorable terms and improved interfaces to suppliers and travelers which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.
Retail. We differentiate ourselves from our competitors primarily based on the multiple channels we use to generate demand, quality and breadth of travel product supply, product features and usability of our websites and mobile apps, price or promotional offers, customer service as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. We face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as long standing loyalty programs, complimentary services such as Wi-Fi, and better pricing. Our websites feature travel products and services from numerous travel suppliers and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, alternative accommodation websites, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.
B2B. We are one of the leading players in the global B2B travel space today servicing a wide range of customers across both travel and non-travel verticals including corporate travel management, airlines, offline travel agents, online retailers and financial institutions. We face competition from travel consolidators and wholesalers of travel products, other OTAs with B2B offerings, and other technology and content providers. We differentiate ourselves from our B2B competitors primarily with our breadth and depth of global supply, dedicated partner and traveler support, and market leading travel technology through our Rapid API, white label or co-branded template offerings, and Expedia Travel Affiliate Agent Program (TAAP), a powerful agent booking tool. We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our extensive work building out our global supply has allowed us to negotiate competitive pricing with suppliers and provide added value to travelers. We intend to continue to grow the business via a combination of increasing our wallet share with existing customers, winning contracts with new customers, as well as the introduction of additional products and services.
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
We have established a formal patent program with a newly-formed Patent Review Committee for evaluating our innovations and determining the appropriateness of filing for patents to protect inventions and obtaining licenses in patents as circumstances may warrant, and we anticipate continuing to devote greater resources to seeking patent protection for Expedia Group’s innovations.
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

Regulation
We must comply with laws and regulations relating to the travel industry, the alternative accommodation industry, internet businesses, and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility. We are also increasingly subject to new and evolving short-term rental laws and regulations that impose additional property registration, disclosure and data provision requirements.
In international markets, we are increasingly subject to laws and regulations applicable to travel agents or tour operators in those markets, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure. Additionally, we must comply with an expanding array of international laws and regulations aimed at online businesses, including the European Union’s Digital Services Act and DAC7, which impose new information gathering and reporting requirements as well as obligations to respond to inquiries about website content.
We are also subject to consumer protection, privacy and consumer data, payments, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) came into force in January 2023 and applies enhanced data protection requirements in the State of California similar to those that have existed since 2018 under the European Union's General Data Protection Regulation (GDPR). Five other U.S. states have passed similar laws, and data protection laws have been passed or are being discussed in a number of other jurisdictions. These data protection/privacy laws add compliance complexity, risks, and costs.
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
Human Capital Management
People, Company Culture and Benefits
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2022, we have a team of 16,500 employees across more than 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2022, over one half of our people work in technology roles.
We aim to go above and beyond to take care of our people – by providing opportunities for them to grow and develop, benefits that fuel their passion for travel and resources that foster their well-being. While competition for talent is fierce, particularly in the United States and in Seattle where our headquarters are located, we believe we offer something different: an opportunity to strengthen connections, broaden horizons and bridge divides through travel. We know the power of travel and understand the amazing things we can achieve by making it more accessible to everyone. And we are focused on attracting and retaining the best and brightest people to help us do that. To that end, we offer competitive compensation, talent development and training opportunities and differentiated benefits, including healthcare and retirement programs, a wellness and travel allowance, an employee assistance program, financial education tools, a global resource for diverse maternity and family building advice, an employee stock purchase program, time-off programs, volunteer days off, a transportation program, onsite medical care and travel discounts, among others.
Inclusion and Diversity
To best serve our employees, customers, partners and community, we aim to build inclusive and diverse workplaces that promote belonging, respect, voice and equal opportunity with initiatives such as:
•Employee-led Inclusion Business Groups focused on promoting awareness related to race, ethnicity, sexual orientation, military status, disability and gender, as well as allyship for underrepresented identities;
•Educational programs designed to identify and mitigate bias and exclusive practices in traditional recruitment, hiring, talent review, promotion and marketing processes;

•Recruiting and assessment processes based on skills and designed to limit the impact of unconscious bias;
•Dedicated diversity sourcing, marketing, and recruiting teams focused on engaging underrepresented talent and increasing representation in top of funnel and interview slates;
•An onboarding program that includes a focus on intercultural awareness, ally skills and our inclusion resources;
•Employment and hiring targets for women to occupy 50% of leadership roles by the end of 2025 and for 25% of U.S. external hires to come from racially and ethnically underrepresented groups;
•Pay fairness evaluation tools and additional budgets to ensure employees are compensated fairly;
•Direct and easy access to accessibility tools enabling people with different needs to thrive at work;
•Using employee surveys and external benchmarking to understand identity-based trends, set clear goals, develop strategies and measure progress towards increased headcount, hiring, compensation, advancement and retention of underrepresented employee groups; and
•Programs with our travel partners that focus on underserved travelers, drive industry engagement related to inclusion and diversity, and promote related outreach efforts in local and global communities.
COVID-19 Response
Throughout the COVID-19 pandemic, our employees have remained focused on providing positive experiences for travelers. After reopening our global offices with enhanced health and safety measures, we adopted a hybrid work model for most of our offices in April 2022, designed to make the most of the productivity and collaborative energy that comes from working together in our offices while preserving the convenience and flexibility of working from home. In parallel, we augmented benefits programs to support employees with the transition, including expanding the scope of our travel and wellness allowance to include home office expenses and a broader range of mental and emotional health services; offering new telehealth, wellness education, and family support services; and making existing resources and services easier to access via online channels.
Equity Ownership and Vote
As of December 31, 2022, there were approximately 147.8 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2022, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% (5.5 million shares) of Expedia Group’s outstanding Class B common stock (and, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 4% of Expedia Group’s outstanding common stock), representing approximately 27% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. We refer to the shares of Expedia Class B common stock held by Mr. Diller and the Family Foundation as the "Class B Shares."
In connection with the Company’s acquisition in 2019 of Liberty Expedia Holdings, Inc. (the “Liberty Expedia Transaction”), the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement, which provides that, subject to limited exception, no current or future holder of Class B Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Expedia Group common stock. At the 2019 Annual Meeting of the Company’s stockholders, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to reflect these restrictions, which amendment became effective on December 3, 2019.
On November 2, 2021, in connection with the settlement of stockholder litigation relating to the Liberty Expedia Transaction, Mr. Diller, the other defendants, the Special Litigation Committee of the board of directors, and the Company entered into a Stipulation of Compromise and Settlement (the “Settlement Agreement”) providing for certain governance and related provisions including, among others, (1) both before and after Mr. Diller’s departure from all roles at the Company (“Mr. Diller’s departure”), specified limits on the number of immediate family members of Mr. Diller who may serve at any one time on the Company’s board of directors, and, following Mr. Diller’s departure, on other positions in which Mr. Diller’s immediate family members may serve, and (2) following Mr. Diller’s departure, (a) with respect to any extraordinary transaction requiring Company stockholder approval and the election of any director-nominee not supported by a majority of the board of directors, the voting percentage cast by Class B Shares held or controlled by Mr. Diller, his family members and certain related parties (collectively with Mr. Diller and his family members, “Diller-related persons”) will be limited to 20% of the total voting power of the outstanding common shares (with any excess shares to be voted as specified in the Settlement Agreement), (b) a right of first offer on the part of the Company in connection with any sale by Mr. Diller or other Diller-related persons of Class B Shares representing 10% or more of the Company’s total voting power and (c) the Company’s agreement to cooperate reasonably in connection with any sale of Class B Shares by Mr. Diller or other Diller-related persons.
As a result of his ownership interests and voting power, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets.
The foregoing summary is qualified in its entirety by reference to the full text of the Settlement Order entered January 19, 2022, and the Stipulation of Compromise and Settlement dated November 2, 2021 filed as Exhibit 99.1 and Exhibit 99.2, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 11, 2022.
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
COVID-19 Pandemic and Travel Industry Risks
The COVID-19 pandemic had, and may continue to have, a material adverse impact on the travel industry and our business, financial performance and liquidity position.
Since early 2020, the COVID-19 pandemic and efforts to contain it have severely restricted the level of economic activity around the world and have had an unprecedented effect on the global travel industry. Containment measures have included, and in some cases continue to include, travel restrictions, bans and advisories, social distancing measures, curfews, quarantine restrictions after travel in certain locations, border closures “shelter-in-place” orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions.
The pandemic had, and may continue to have, a number of material adverse impacts on our business, financial performance and liquidity position. For example, in 2020, we experienced significantly reduced levels of new bookings, significantly heightened levels of cancellations, and instigated traveler-centric modifications to our cancellation policies. As a result, we experienced a significant increase in refunds, which led to materially negative cash flow that negatively impacted our cash balance and overall liquidity position. The pandemic also had a significant adverse effect on many of the partners on which our business relies, including accommodation providers and airlines, as well as on the traveling public generally and our employees.
In addition, the pandemic impeded global economic activity for an extended period and could continue to do so, leading to a continuation of the already significant decrease in per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which would significantly reduce discretionary spending on travel.

In turn, that could have a negative impact on demand for our services and could lead our partners, or us, to reduce prices or offer incentives to attract travelers. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry or consumer habits. In particular, we may need to adapt to a travel industry with fewer and different suppliers as well as structural changes to certain types of travel.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may continue to have, negative impact. For example, in response to the spread of COVID-19 in early 2020, we incurred significant additional indebtedness and took other actions, including the ultimate adoption of a hybrid work policy, that could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems retaining existing and recruiting future employees, all of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
The ultimate extent of the impact of the pandemic, including as a result of possible subsequent outbreaks of COVID-19 or of new variants thereof and measures taken in response thereto, will depend on future developments, which remain highly uncertain and cannot currently be predicted. Additional impacts and risks that we are not currently aware of may arise. It is therefore difficult to estimate with accuracy the impact to our future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been, and may continue to be, significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future.
We operate in an intensely competitive global environment and we may be unable to compete successfully with our current or future competitors.
The market for the services we offer is intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including online travel agencies; alternative accommodation providers; wholesalers and tour operators; travel product suppliers (including hotels, airlines and car rental companies); search engines and large online portal websites; travel metasearch services; corporate travel management service providers; mobile platform travel applications; social media websites; eCommerce and group buying websites; and other participants in the travel industry.
Online travel agencies and alternative accommodations providers. In particular, we face intense competition from other OTAs and alternative accommodations in many regions, such as Booking Holdings (through its Booking.com, Priceline.com and Agoda.com websites), Airbnb, and Trip.com, any of which may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. Our OTA competitors are increasingly expanding the range of travel services they offer and the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. Airbnb, Booking Holdings and other providers of alternative accommodations provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation providers could affect overall travel patterns generally, and the demand for our services specifically, in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb has, and similar providers could, increasingly look to add other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
Travel suppliers. Travel suppliers, such as hotels, airlines and rental car companies, may offer products and services on more favorable terms to consumers who transact directly with them. Many of these competitors have been steadily focusing on increasing online demand on their own websites and mobile applications in lieu of third-party distributors through favorable rates and bonus or loyalty points for direct bookings, surcharges for booking outside of the supplier’s own website or preferred booking technologies, suppliers combining to establish a single search platform and other tactics to drive traffic directly to supplier websites.
Search engines and large online portal websites. We also face intense competition from Google and other search engines. There could be a material adverse impact on our business and financial performance to the extent that Google continues to use its market position to disintermediate online travel agencies through its own offerings or capabilities, refer customers directly to suppliers or other favored partners, increase the cost of traffic directed to our websites, offer the ability to transact on its own website, or promote its own competing products by placing its own offerings at the top of organic search results.
In recent years, search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its Google Travel, Google Flights”, and Hotel Ads travel metasearch products. In addition, Google may be able to leverage the data they collect on users to the detriment of us and other OTAs. Search engines may also continue to expand their voice and artificial intelligence capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.

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
Travel metasearch websites. Travel metasearch websites, including Kayak.com (a subsidiary of Booking Holdings), trivago (a majority-owned subsidiary of Expedia Group), TripAdvisor, Skyscanner and Qunar (both are subsidiaries of Trip.com), aggregate travel search results for a specific itinerary across supplier, travel agent and other websites. In addition, some metasearch websites have looked to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands. To the extent metasearch websites limit our participation within their search results, or consumers utilize a metasearch website for travel services and bookings instead of ours, our traffic-generating arrangements could be affected in a negative manner, or we may be required to increase our marketing costs to maintain share, either of which could have an adverse effect on our business and results of operations. In addition, as a result of our majority ownership interest in trivago, we also compete more directly with other metasearch engines and content aggregators for advertising revenue. To the extent that trivago’s ability to aggregate travel search results for a specific itinerary across supplier, travel agent and other websites is hampered, whether due to its affiliation with us or otherwise, or if OTA advertisers or suppliers choose to limit their participation in trivago’s metasearch marketplace, trivago’s business and therefore our results of operations could be adversely affected and the value of our investment in trivago could be negatively impacted.
Corporate travel management service providers. By virtue of our minority ownership stake in, and long-term supply agreement with, GBT, we compete indirectly with online and traditional corporate travel providers, as well as vendors of corporate travel and expense management software and services. Our brands also compete to attract unmanaged business travelers.
Mobile and other platform travel applications. The demand for and functionality of smartphones, tablet computers and home assistants continue to grow and improve significantly. If we are unable to offer innovative, user-friendly, feature-rich mobile applications and mobile-responsive websites for our travel services, along with effective marketing and advertising, or if our mobile applications and mobile-responsive websites are not used by consumers, we could lose share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Applications and social media websites. Applications and social media websites, including Facebook, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into alternative research and booking resources for travelers, resulting in additional competition.
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
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, our business and financial performance are affected by the overall health of the worldwide travel industry. Factors that could negatively affect the travel industry in general and our business in particular, potentially materially, include: macroeconomic concerns, including recessions, political instability and geopolitical conflicts (such as the war in Ukraine), trade disputes, significant fluctuations in currency values, sovereign debt issues, bans on travel to and from certain countries, significant changes in oil prices, continued air carrier and hotel chain consolidation, reduced access to discount fares, travel strikes or labor unrest, labor shortages, whether due to the impact of the COVID-19 pandemic or otherwise, bankruptcies or liquidations, increased incidents of actual or threatened terrorism, natural disasters, travel-related accidents or grounding of aircraft due to safety concerns, and changes to visa and immigration requirements or border control policies.
Our business is also sensitive to fluctuations in hotel supply, occupancy and Average Daily Rates (“ADRs”), changes in airline capacity and airline ticket prices and the imposition of taxes or surcharges by regulatory authorities, all of which we have experienced historically.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues leading to constrained liquidity, particularly if we, as we often have done historically in the case of severe weather conditions and travel-related health events, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.
Our business depends on our relationships with travel suppliers and other B2B partners.
An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers (including owners and managers of alternative accommodation properties), GDS partners and other B2B partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular lodging suppliers, airlines and GDS partners for bookings made through our channels. Each year we typically negotiate or renegotiate numerous supplier contracts. No assurances can be given that travel suppliers will elect to participate in our platform, or that our compensation, access to inventory or access to inventory at competitive rates will not be further reduced or eliminated in the future, or that travel suppliers will not reduce the cost of their products or services (for example, ADRs or ticket prices); attempt to implement costly direct connections; charge us for or otherwise restrict access to content; increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Likewise, no assurance can be given that our other B2B partners will elect to participate in our platform or that our compensation will not be reduced.
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
If our liquidity is materially diminished, we may not be able to timely pay debts or leases or comply with material provisions of our contractual obligations. Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet obligations and commitments to date, we cannot predict how the COVID-19 pandemic and resulting economic impacts could affect our liquidity in the future. Our indebtedness, the availability of assets as collateral for loans or other indebtedness, and market conditions may make it difficult for us to raise additional capital on commercially reasonable terms to meet potential future liquidity needs.
In addition to the impact of the COVID-19 pandemic and other potential pandemic or health-related events, we have experienced, and may experience in the future, declines in seasonal liquidity and capital provided by our merchant hotel business, which has historically provided a meaningful portion of our operating cash flow and is dependent on several factors, including the rate of growth of our merchant hotel business and the relative growth of businesses which consume rather than generate working capital, such as our agency hotel, and advertising businesses, and payment terms with suppliers. If, as was the case during the COVID-19 pandemic, our merchant hotel business declines, it would likely result in further pressure on our working capital cash balances, cash flow over time and liquidity.
Our ability to raise financing depends in significant measure on characteristics of the capital and credit markets and liquidity factors over which we exert no control. Due to uncertainty in the capital and credit markets, we cannot guarantee that sufficient financing will be available on desirable, or any terms, to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or other actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch or similar ratings agencies, deterioration of our financial condition, increase in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital (including, with respect to ratings downgrades, the interest rate applicable to certain of our outstanding senior notes).
Our indebtedness could adversely affect our business and financial condition.
As of December 31, 2022, we have outstanding long-term indebtedness, excluding current maturities, with a face value of $6.3 billion and we have an essentially untapped revolving credit facility of $2.5 billion. Risks relating to our indebtedness include:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	Limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	Placing us at a competitive disadvantage compared to our competitors that are less levered;
•	Requiring us to use cash and/or issue shares of our Class A common stock to settle any conversion obligations of our convertible notes;
•	Diluting our earnings per share as a result of the conversion provisions in our convertible notes; and
•	Limiting our ability to borrow additional funds or to borrow funds at undesirable rates or terms we find acceptable.
The agreements governing our indebtedness contain various covenants that may limit our ability to effectively operate our businesses, including those that restrict our ability to, among other things:

•	Cause or permit certain subsidiaries to borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Grant certain liens on certain of our assets;

•	Enter into certain asset sale transactions; and

•	Enter into sale and leaseback transactions.
In addition, our revolving credit facility contains a leverage ratio covenant, which effectively limits our ability to incur and/or maintain indebtedness.
Any failure to comply with the restrictions of our credit facility or any agreement governing our other indebtedness (including the indentures governing our outstanding senior notes) may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply us with further funds. In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business or otherwise. The terms of our revolving credit facility and the indentures governing our outstanding senior notes allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.

Operational Risks
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We rely heavily on internet search engines, such as Google, through the purchase of travel-related keywords and through organic search, to generate a significant portion of the traffic to our websites and the websites of our affiliates. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the placement or cost of links to our websites and those of our affiliates can be negatively affected. In addition, a significant amount of traffic is directed to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, including Kayak, TripAdvisor and trivago. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search or metasearch engine could, for competitive or other purposes, alter its search algorithms or display of results which could cause a website to place lower in search query results or inhibit participation in the search query results. In particular, Google has in the past, and may continue to in the future, change its algorithms or results in a manner that negatively affects the search engine ranking, paid and unpaid, of our websites, the websites of our affiliates and those of our third-party distribution partners, which adversely impacts our business and financial performance. Google has also increasingly added its own travel search functionality and content at the expense of traditional paid listings and organic search results, which may continue to reduce the amount of traffic to our websites or those of our affiliates. If Google or other search or metasearch companies continue to pursue these or similar strategies, which is out of our control, or we do not successfully manage our paid and unpaid search strategies, we could face a significant decrease in traffic to our websites and/or increased costs related to replacing unpaid traffic with paid traffic.
We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.
We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase and given current economic uncertainty and unpredictability, decisions we make on investing in brands could be less effective and costlier than expected.
In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future.
Our efforts to preserve and enhance consumer awareness of our brands may not be successful, and, even if we are successful in our branding efforts, such efforts may not be cost-effective, or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within the Expedia Group portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it could have a material adverse effect on our business and financial performance.
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
Moreover, for existing and future payment options we offer to both our customers and suppliers, we are and may increasingly be subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes, such as the EEA’s Revised Payment Services Directive (“PSD2”), which came into effect on January 1, 2021. PSD2 imposed new standards for payment security and strong customer authentication (“SCA”) that have and may increasingly make it more difficult and costly to carry out a payment transaction successfully. The lack of industry wide adoption of SCA may continue to add to the complexity of payment transactions for us and our suppliers.
Third-Party Payment Service Providers. We rely on agreements with third-party service providers to process our voluminous customer credit and debit card transactions and for the facilitation of customer bookings of travel services from our travel suppliers. Upon the occurrence of specified events, including material adverse changes in our financial condition, these agreements may allow the payment processors to withhold a significant amount of our cash (referred to as a “holdback”), require us to otherwise post security equal to a portion of bookings that have been settled by a provider but where the traveler has have not traveled, or suspend their processing services. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
Payment Card Networks. The payment card networks, such as Visa, MasterCard and American Express, may increase the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on such transactions. Certain of our payment processors also have the right to pass any increases in interchange fees and assessments on to us, which could significantly increase our costs and thereby adversely affect our financial performance.

In addition, the payment card networks have adopted rules and regulations that apply to all merchants who process and accept payment cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Moreover, the payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our payment processors might find difficult or even impossible to comply with, or costly to implement. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may lose our ability to accept credit and debit card payments from our customers, or facilitate other types of online payments, and be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and our business and operating results could be adversely affected.
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
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins if the proportion of our overall revenue from these markets grow over time. Additionally, some countries have enacted or are considering enacting various regulations, such as data localization laws, that make competition by foreign companies costly or operationally difficult in those markets.

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

We have acquired, invested in, divested or entered into significant commercial arrangements with a number of businesses in the past, and our future success may depend, in part, on such transactions, any of which could be material to our financial condition and results of operations. Certain financial and operational risks related to such transactions that may have a material impact on our business are:

•	Diversion of management’s attention or other resources from our existing businesses;

•	Use of cash resources and incurrence of debt and contingent liabilities in funding and after consummating acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences, including changes in fair value of contingent consideration;

•	Expected and unexpected costs incurred in pursuing acquisitions, if unsuccessful could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	Impairment of relationships with employees, suppliers, customers, vendors and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and other liabilities and obligations of the acquired company;

•	Difficulties and expenses in integrating or separating, as the case may be, the operations, products, technology, privacy protection systems, information systems or personnel of an acquired or divested company, including in the case of a divestiture our reliance on performance by the acquiring company;

•	Failure of the acquired company to achieve anticipated integration synergies, traffic, transactions, revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on our acquisitions and investments, or returns in excess of alternative uses of capital;

•	Entrance into markets or segments in which we have no direct prior experience resulting in increased complexity in our business;

•	Challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;

•	Costs associated with remediating fraud, information security, or other similar incidents at an acquired company;

•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from our acquisitions;

•	Costs associated with litigation or other claims arising in connection with the acquired company;

•	Increased or unexpected costs or delays to obtain governmental or regulatory approvals for acquisitions;

•	Divestitures of functions, assets or operations may impede our ability to successfully operate our business, result in liability to purchasers, or consume significant resources;

•	Divested assets may be worth more than the consideration we receive in respect thereof;

•	Increased competition amongst potential acquirers for acquisition targets could result in a material increase in the purchase price for such targets or otherwise limit our ability to consummate acquisitions;

•	Increased regulatory scrutiny of our core or acquired business; and

•	Adverse market reaction to divestitures, acquisitions or investments or failure to consummate such transactions.
Moreover, we often rely heavily on the representations and warranties and related indemnities provided to us by the sellers of acquired private companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. Our failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.
We rely on the performance of our employees and, if we are unable to retain, motivate or hire qualified personnel, our business would be harmed.
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
We may not achieve some or all of the expected benefits of our strategic initiatives or our efforts to increase our operational efficiencies, which may adversely affect our business.
In recent years, we have undertaken a number of significant, multi-year strategic initiatives to provide greater services and value to our travelers, suppliers and business partners. The most significant of these initiatives are described below in Part I. Item 1. Business, under the caption “Market Opportunity and Business Strategy.” We may not realize the benefits we expect to achieve from these and our other strategic initiatives or our efforts may negatively impact our business and operations due to a variety of factors, including, but not limited to, unexpected delays, operational or technological challenges, or higher than expected costs or expenses. As a result, our business operations, financial condition and results of operations could be materially and adversely impacted.

We are exposed to various counterparty risks.
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. As it relates to deposits, as of December 31, 2022, we held cash in bank depository accounts of approximately $3.8 billion and held term deposits of approximately $18 million. Additionally, majority-owned subsidiaries held cash of approximately $96 million and held term deposits of approximately $218 million. As it relates to foreign exchange, as of December 31, 2022, we were party to forward contracts with a notional value of approximately $2.8 billion, the fair value of which was a net asset of approximately $15 million. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts, our ability to recover losses or to access or recover our assets held may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceeding, and the receipt and remittance of payments via such counterparties would be severely limited or cease. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our B2B and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
We have foreign exchange risk.
We face exposure to movements in currency exchange rates (particularly those related to the Euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and Swiss Franc currencies) that revalue our cash flows, monetary assets and liabilities, and translate our foreign subsidiary financial results to U.S. dollars. In particular, we face exposure related to fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay as well as the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
These new and evolving regulatory schemes may decrease listings available on our sites and add significant compliance risks to our business, including the risk of fines for noncompliance, as well as substantial internal costs and the allocation of resources to develop new internal compliance systems and processes. These obligations include gathering information about property owners, verification of registration status of properties and the ongoing provision of information to governments about short-term rental owners and operators and requirements to withhold and report taxable income to governments. For example, short-term rental regulations currently under consideration in the European Union could require us to provide data to governments about short-term rentals listed on our sites in multiple EU countries. We may also remove properties from our websites if alternative accommodation owners or operators do not provide information we require to comply with applicable regulations.

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
Our business and financial performance could be adversely affected by changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition (including our contractual provisions regarding pricing and travel suppliers), economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services, and our contractual relationships with travel suppliers who list on our sites. Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours could be costly and complex, and could adversely impact our ability to offer certain packages in the EEC.
Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. For example, on May 17, 2019, we entered into a settlement agreement with OFAC regarding 2,221 potentially non-compliant Cuba-related travel transactions that occurred between 2011-2014, which we voluntarily disclosed to OFAC in 2014. In connection with the settlement agreement, we made significant enhancements to our economic sanctions' compliance program and associated controls. OFAC agreed to release us, without any finding of fault, from all civil liability in connection with the potential violations. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands. We also have been subject, and we will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia Group, and the presentation of information to consumers, as described in Part I. Item 3. Legal Proceedings — Competition and Consumer Matters. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, financial condition and results of operations.
Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.
The application of domestic and international income and non-income tax laws, rules and regulations to our products and services is subject to interpretation by the relevant taxing authorities. The taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments. As such, potential tax liabilities may exceed our current tax reserves.
Taxing authorities have made inquiries, filed lawsuits, and/or levied assessments asserting we are required to collect and/or remit state and local sales or use taxes, value added taxes, or other transactional taxes related to our travel facilitation services, including the legal proceedings described in Part I. Item 3. Legal Proceedings.

Judgment and estimation are required in determining our worldwide tax liabilities. In the ordinary course of our business, there are calculations and transactions for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Taxing authorities may disagree with our tax calculations, including transfer pricing. We believe our tax estimates are reasonable, however the final determination of tax audits may be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, including interest and penalties, or may require payment of tax assessments prior to contesting the validity of the assessment, any of which could have a material adverse effect on our cash flows, financial condition and results of operations.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.
Our future tax liabilities may be adversely affected by legislative and other changes to taxing regimes, as well as changes in our business operating structure and the mix of revenue and earnings in countries with differing tax rates. Due to the pace of legislative changes and the scale of our business activities, any substantial changes in tax policies or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations.
Taxing jurisdictions around the world have focused legislative efforts on tax reform, transparency, base erosion, and have enacted or are considering enacting digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development (OECD) continues to advance proposals relating to its initiative for modernizing international tax rules, with the goal of having the participant countries implement a modernized and aligned international tax framework, however there can be no guarantee this will occur.
Many of the current tax laws, rules, and regulations imposing taxes and other obligations were enacted before the growth of the digital economy. Certain jurisdictions have enacted legislation directed at taxing the digital economy and multi-national businesses. If existing tax laws, rules, or regulations change, by amendment or new legislation, the result could increase our tax liabilities and reporting obligations, including requirements to provide information about travel suppliers, customers, and transactions on our technology platform. The outcome of these changes may have an adverse effect on our business or financial performance, including a decrease in demand for our products and services if we pass on such costs to the consumer; an increase in the volume and cost of our tax reporting and compliance obligations; or limit the scope of our business activities if we decide not to conduct business in particular jurisdictions.
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
We currently license from third parties some of the technologies, content, and brands incorporated into our websites. We also license content from suppliers for our creative campaigns. As we continue to build our creative production work and introduce new services that incorporate new technologies, content and brands, we may be required to license additional technology, content, and brands. We cannot be sure that such technology, content and brand licenses will be available on commercially reasonable terms, if at all. We also cannot be sure that content obtained from suppliers won’t be subject to intellectual property infringement claims by a third party.

Technology, Information Protection and Privacy Risks
We rely on information technology to operate our businesses and maintain our competitiveness, and if we fail to adequately maintain or improve our information technology systems, or to adapt them to technological developments and industry trends, our business and operations could be adversely affected.
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
We have been engaged in a multi-year effort to migrate products, data storage and processing, key portions of our consumer and affiliate sites, as well as back-office application functionality, to new technology platforms and significantly increase our utilization of public cloud computing services, such as Amazon Web Services (“AWS”), to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits. Implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated, and the resources devoted to those efforts have in the past adversely affected, and may in the future adversely affect, our ability to develop new site features. We may be unable to successfully migrate and improve our technology as planned or we may not achieve the expected benefits from any such initiatives, and as a result our business, including customer relationships, reputation and operations, could be materially adversely affected.
System interruption, security breaches and unplanned outages in our information systems may harm our businesses.
The risk of a cybersecurity-related attack by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. Due to the size and scale of our technology infrastructure and overall operations, vulnerabilities present within our systems may result in unauthorized access to confidential data including our own proprietary data, that of our partners or the personal data of our customers, including payment data. In addition, given the nature of our operations, consumer personal and payment data may also be accessed inappropriately within partner systems should those partners also experience a breach.
In addition, we continue to encounter attempted external attacks in a variety of forms, including ransomware, account takeovers, phishing, and denial of service attacks. As these continue, there is a risk that successful attacks may cause a significant cybersecurity incident which impacts our critical operations. Successful attacks have the potential to damage our reputation, increase costs, and result in regulatory scrutiny or fines.
As we continue to migrate legacy systems to newer information technology systems, we increase the risk of system interruptions. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon - including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers - and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our customers, damage our reputation and brands, increase our costs and/or cause losses. We also face risks related to our ability to maintain data and hardware security with respect to remote working.
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
In addition, as a result of our migration of key portions of our platform functionality to AWS, we now depend on the availability of AWS’s services and any incident affecting AWS’s infrastructure and availability, which have occurred a number of times in the recent past, could adversely affect the availability of our platform and our ability to serve our customers, which could in turn damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that compromise the AWS services we use.
We process, store and use customer, supplier and employee personal, financial and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations, as well as litigation and reputational risks associated with the failure to protect such data from unauthorized use, theft or destruction.
There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer and employee personal, financial, and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of our businesses.
Any failure or perceived failure by us, or our service providers, to comply with, privacy-related legal obligations or any compromise of security that results in the unauthorized use, theft, or destruction of such data, may result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain customers or attract new customers, and the potential disruption to our business and plans. The risk of a data incident due to cybersecurity-related privacy event remains persistent.
In addition, such an event could result in violations of applicable U.S. and international laws, governmental enforcement actions and consumer or securities litigation.
We are subject to privacy regulations, and compliance with these regulations could impose significant compliance burdens.
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Several U.S. states, including California, have passed comprehensive privacy legislation or are considering privacy legislation. In addition, the General Data Protection Regulation, or GDPR, that went into effect in the European Union in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data. Enforcement of GDPR regulations, and fines for non-compliance, continue to increase and a significant number of additional jurisdictions are expected to enact similar privacy regulations in the future. As additional jurisdictions enact privacy regulations and laws, we will experience increased compliance costs and uncertainty as to how such laws will be interpreted. Although we have invested, and expect to continue to invest, significant resources to comply with the GDPR and other privacy laws and regulations, the number and variety of regulations combined with our multi-product, multi-brand, global businesses, could nevertheless result in compliance failures. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Environmental, Social and Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 27% of the outstanding voting power of Expedia Group.
As of December 31, 2022, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 27% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he acquires additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases shares of its common stock.
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
As a result of Mr. Diller’s ownership interests and voting power, Mr. Diller is in a position to influence, and potentially control, significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. Additionally, in the future, another holder of the Class B Shares might have such a position of influence by virtue of ownership interests in the Class B Shares. This concentrated ownership position could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to Expedia Group stockholders.
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
Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, employees and other stakeholders are increasingly focused on ESG practices of companies, including climate change, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human rights issues), among other topics. These evolving stakeholder expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks and impacts, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Our efforts in this area may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.
Climate change may have an adverse impact on our business.
Our businesses may also be negatively impacted by direct and indirect impacts of climate change. Direct impacts may include disruptions to travel and to our operations due to more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires. Indirect impacts may include a significant shift in consumer preferences, which we may not successfully adapt to, or the general harm to our business as a result of a general perception of travel as an environmental harm. These and other climate change related impacts could have a significant adverse impact on our business in both the short, medium and long term. Further, there is uncertainty around the accounting standards and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations could be significant.

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
In addition, we lease approximately 2.3 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which approximately 865,000 square feet is leased for domestic operations and 1.4 million for international operations.
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
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court, which granted the cities' motion for summary judgment in part and denied it in part in April 2016. The matter is currently pending in the Arizona Tax Court on damages issues. The parties filed cross motions for summary judgment on damages issues in 2020. On December 17, 2021, the Tax Court granted the parties’ motions in part and denied the parties’ motions in part. On January 3, 2022, plaintiffs filed a motion to reconsider a portion of the December 17, 2021 ruling, which the Tax Court granted on March 1, 2022. The parties reached a settlement of all claims with the exception of those brought by the city of Tucson and, on July 25, 2022, the court dismissed those claims, thereby ending the matter as to those claims. The parties filed cross motions for summary judgment on the city of Tucson’s claims and, on November 16, 2022, the Tax Court found in favor of the city of Tucson. The Tax Court issued a final judgment on January 18, 2023, and the Expedia Defendants filed a notice of appeal from that judgment on January 30, 2023. That appeal is pending.
State of Louisiana/City of New Orleans Litigation. In August 2016, the State of Louisiana Department of Revenue and the city of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. On January 26, 2022, the defendants filed a motion to reconsider the court’s prior denial of their motion for summary judgment and motion for judgment on the pleadings based on the recent decision by the Louisiana court of appeals in the Jefferson Parrish litigation. The court granted that motion in part, and denied it in part, on March 3, 2022. Trial in the case began on April 5 and concluded on April 13, 2022. On May 19, 2022, the trial court announced its decision in favor of the Expedia defendants, holding that they had no tax liability to the plaintiffs. The plaintiffs have filed notices of appeal and their appeal remains pending.
Clark County, Nevada Litigation. On May 14, 2021, Clark County, Nevada filed a lawsuit in state court against a number of online travel companies, including a number of Expedia Group companies such as Expedia, Hotels.com, Orbitz, Travelscape, and Hotwire. The complaint alleges the defendants failed to comply with state and local transient occupancy tax statutes, as well as claims for conversion, breach of fiduciary duty, unjust enrichment, fraud and violation of the Nevada Deceptive Trade Practices Act. Plaintiffs purport to seek compensatory and punitive damages, declaratory relief and imposition of a constructive trust. The case was removed to federal district court. On September 13, 2021, defendants filed a motion to dismiss the common law and Nevada Deceptive Trade Practices Act claims. On August 12, 2022, the district court dismissed the Nevada Deceptive Trade Practice Claim but denied the motion to dismiss the common law claims. On May 16, 2022, defendants filed a motion for summary judgment as to all claims, which remains pending.
In addition, HomeAway is a party in the following proceedings:
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway. The complaint alleges claims for declaratory judgment, damages and an accounting. The parties have reached a tentative settlement agreement.

City of Charleston, South Carolina Litigation. On April 9, 2021, nine local governmental entities in South Carolina filed a lawsuit in state circuit court against HomeAway.com, Inc. and many other vacation rental listing companies. The complaint alleges the defendants failed to register with, and remit taxes and business license fees to, the plaintiffs as allegedly required by certain local accommodations tax and business license ordinances. The complaint further alleges claims for violation of the South Carolina Unfair Trade Practices Act. Plaintiffs purport to seek declaratory and injunctive relief, a legal accounting and damages. On May 27, 2021, plaintiffs filed an amended complaint adding five additional local government entities as plaintiffs. On September 24, 2021, plaintiffs filed a motion for leave to file a second amended complaint seeking to add, among other things, two additional local government entities as plaintiffs (which would bring the total number of plaintiffs to 16). The court granted that motion on March 25, 2022. On August 15, 2022, HomeAway.com, Inc. filed a motion to dismiss the South Carolina Unfair Trade Practices Act, contractual undertaking, declaratory relief and injunctive relief causes of action and answered the remaining causes of action. The court has scheduled argument on HomeAway.com, Inc.'s and other defendants' motions to dismiss for February 14, 2023.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit or tax assessments from states, counties, municipalities and other local taxing jurisdictions concerning its possible obligations with respect to state and local taxes (e.g. occupancy taxes, business privilege taxes, excise taxes, sales taxes, etc.).
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Israeli Putative Class Action Lawsuit (Silis). In or around September 2016, a putative class action lawsuit was filed in the District Court in Tel Aviv, Israel against Hotels.com. The plaintiff generally alleges that Hotels.com violated Israeli consumer protection laws in various ways by failing to calculate and display VAT charges in pricing displays shown to Israeli consumers. The plaintiff has filed a motion for class certification which Hotels.com has opposed. In January 2023, the parties agreed to a settlement in principle.
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
Other Legal Proceedings
Helms-Burton Litigation. A number of complaints have been filed by parties alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. On August 18, 2022, the Third Circuit affirmed the dismissal of plaintiff’s claim in the Glen action, thereby ending that matter. On November 11, 2022, the Eleventh Circuit reversed the dismissal of the plaintiff’s claim in the Del Valle matter. Currently, five cases are pending in the U.S. District Court for the Southern District of Florida and two cases are pending in the District of Delaware.
Paris City Hall Litigation. On January 28, 2021, Paris City Hall filed an action against HomeAway UK Ltd. (“HomeAway UK”) alleging that HomeAway UK had failed to comply with regulations relating to the sharing of supplier booking data in 2019 and 2020. A hearing on the matter was held on March 30, 2022. On November 30, 2022, the court ruled in Homeaway UK’s favor dismissing all claims. On January 12, 2023, Paris City Hall appealed the decision. That appeal remains pending.
Competition and Consumer Matters
Over the last several years, the online travel industry has become the subject of investigations by various national competition authorities (“NCAs”), particularly in Europe.
Matters Relating to Contractual Provisions with Accommodations Providers
Expedia Group companies are or have been involved in a number of investigations by NCAs predominately related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers (sometimes also referred to as “most favored nation” or “MFN” provisions) are anti-competitive.
In 2015, Expedia Group companies voluntarily waived certain rate, conditions and availability parity clauses in agreements with European hotel partners, resulting in most NCAs in Europe closing their investigations. However, certain related matters remain ongoing, including cases brought by the German Federal Cartel Office. Legislative bodies in France, Austria, Italy, Belgium and Portugal have also adopted domestic anti-parity clause legislation, which we believe in each case violates both EU and national legal principles. In December 2022, Switzerland also passed legislation taking action on price parity in Switzerland.

A number of NCAs outside of Europe have also opened investigations or inquired about contractual parity provisions in contracts between hotels and online travel companies in their respective territories, including Expedia Group companies. In certain of these jurisdictions, including Australia, Brazil, Hong Kong, South Korea, Japan and New Zealand, the concerns were resolved with Expedia Group companies’ waiver of certain rate, conditions and availability parity clauses in agreements with hotel partners in the respective jurisdictions.
Matters Relating to Online Marketplaces
Regulatory authorities in Europe (including the UK Competition and Markets Authority, or “CMA”), Australia, and elsewhere have also undertaken market studies, inquiries or investigations relating to the presentation of information on certain of our UK and European Union consumer-facing websites. We have agreed to offer certain voluntary undertakings in order to address the regulatory authorities' concerns.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 27, 2023, there were approximately 2,444 holders of record of our common stock and the closing price of our common stock was $116.18 on Nasdaq. As of January 27, 2023, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group and the Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation.
Dividend Policy
During 2022 and 2021, we continued the suspension of our quarterly common stock dividends. During 2021, we paid $67 million (or $74.96 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock.
At this time, we do not currently expect to declare dividends on our common stock. Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, tax policies, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreements limit our ability to pay cash dividends under certain circumstances.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2022, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
In April 2018, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized a repurchase of up to 15 million outstanding shares of our common stock, and in December 2019, authorized a repurchase of up to 20 million shares of our common stock. A summary of the repurchase activity for the fourth quarter of 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2022	495	$95.65	495	21,276
November 1-30, 2022	1,223	97.54	1,223	20,053
December 1-31, 2022	1,959	92.20	1,959	18,094
Total	3,677		3,677

Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2017. The stock price performance shown in the graph is not necessarily indicative of future price performance.
Part II. Item 6. Reserved

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Expedia Group's mission is to power global travel for everyone, everywhere. We believe travel is a force for good. Travel is an essential human experience that strengthens connections, broadens horizons and bridges divides. We help reduce the barriers to travel, making it easier, more enjoyable, more attainable and more accessible. We bring the world within reach for customers and partners around the globe. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites. For additional information about our portfolio of brands, see the disclosure set forth in Part I, Item 1, Business, under the caption “Market Opportunity and Business Strategy.”
This section of this Form 10-K generally discusses the years ended December 31, 2022 and 2021 items and year over year comparisons between 2022 and 2021. Discussions of the year ended December 31, 2020 items and the year over year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All percentages within this section are calculated on actual, unrounded numbers.
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted, and countries around the world reopened their borders for foreign travel.
However, we note that the recovery has been uneven, with different regions experiencing different rates of recovery. Despite positive developments, the full duration and total impact of COVID-19 remains uncertain, and therefore it is difficult to predict any future impact on the travel industry and, in particular, our business.
More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as rising interest rates, appreciation of the dollar, energy price volatility and inflationary pressures, have contributed to an increasingly complex macroeconomic environment. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends. Broad, sustained negative economic impacts could put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Despite these factors, we have witnessed a healthy recovery of travel demand, which remains strong and is attributable to factors including pent-up demand from the COVID-19 pandemic, and consumers prioritizing spend on travel and experiences over other discretionary spending.
We have also executed cost savings initiatives aimed at simplifying the organization and increasing efficiency, achieving by 2021 forward annualized run-rate fixed cost savings of $700 to $750 million compared to the fourth quarter of 2019 exit rate, as well as greater than $200 million in variable costs savings, at 2019 volume levels. We also believe we have improved our marketing efficiency and continue to evaluate additional opportunities to increase efficiency and improve operational effectiveness across the Company. As a result of these initiatives, and a near full recovery in travel bookings, we have experienced increases in Adjusted EBITDA margins, profitability and operating cash flows in excess of historic levels.
For additional information about our business strategy for Expedia Group, see the disclosure set forth in Part I. Item 1. Business, under the caption “Market Opportunity and Business Strategy.”
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging market online penetration rates increased through the COVID-19 pandemic, and are expected to continue growing, which presents an attractive growth opportunity for our business, while also attracting many competitors to online travel. This competition intensified in recent years, and the industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen increased interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as, Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers such as Vacasa, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com, and are expected to continue to grow as a percentage of the global accommodation market. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Most recently, ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers.
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
In 2022, we began evolving our strategy from being largely transactionally focused, where we were primarily focused on acquiring customers through performance channels, to building a direct relationship with our customers by allocating more marketing spend towards our loyalty programs, paid app downloads, and brand awareness. While we maintain a large portfolio of consumer brands, we put the majority of our marketing efforts towards our three core consumer brands: Expedia, Hotels.com, and Vrbo.
For more detail, see Part I, Item 1A, Risk Factors - "We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing” and “Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.”
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in 2022, lodging accounted for 76%. As a result of the impact on travel demand from the COVID-19 outbreak, room nights stayed grew 29% in 2022, as compared to a growth of 35% in 2021 and a decline of 55% in 2020. ADRs for rooms stayed for Expedia Group increased 3% in 2020, increased 20% in 2021 and increased 7% in 2022. Over the last couple of years, our lodging business saw a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies. Vrbo carries a higher ADR than hotels and has accounted for a higher percentage of room nights due to the faster recovery and shift to alternative accommodations during these periods.
As of December 31, 2022, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and approximately 900,000 hotels and alternative accommodations through our other brands.
Hotel. We generate the majority of our revenue through the facilitation of hotel reservations (stand-alone and package bookings). Our relationships and overall economics with hotel supply partners have been broadly stable in recent years. As we continue to expand the breadth and depth of our global hotel offering, in some cases we have reduced our economics in various geographies based on local market conditions. These impacts are due to specific initiatives intended to drive greater global size and scale through faster overall room night growth. Additionally, increased promotional activities such as growing loyalty programs, discounting, and couponing have contributed to declines in revenue per room night and profitability in certain cases.
Since our hotel supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. Strong pent-up demand and high operating costs during 2022 drove a 14% increase in the U.S. hotel industry ADRs versus 2019, according to Smith Travel Research (STR). In the future, we could see macroeconomic factors influence hotel ADR trends, including as the rising living costs due to inflation and higher interest rates. Other factors that could lead to moderating ADRs include growth in hotel supply and the increase in alternative accommodation inventory. Further, while the global lodging industry remains very fragmented, there has been consolidation in the hotel space among chains as well as ownership groups. In the meantime, certain hotel chains have been focusing on driving direct bookings on their own websites and mobile applications by advertising lower rates than those available on third-party websites as well as incentives such as loyalty programs, increased or exclusive product availability and complimentary benefits.
Alternative Accommodations. With our acquisition of Vrbo (previously HomeAway) and all of its brands in December 2015, we expanded into the fast-growing alternative accommodations market. Vrbo is a leader in this market, specializing in unique whole home inventory, primarily in North American leisure markets, and represents an attractive growth opportunity for Expedia Group.
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
Air
Similar to the rest of travel, the airlines experienced a surge in pent-up demand, however they have been operating at reduced capacity due to staffing shortages, supply chain disruptions, and elevated fuel costs. In 2022, the reduced airline capacity and high operating costs drove average U.S. domestic airfares up approximately 10% compared to pre-pandemic levels, according to Airlines Reporting Corporation (ARC) data. While air bookings improved in 2022 relative to 2021, our air business continues to lag lodging bookings and remains below 2019 levels.
In addition, we could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 8% in 2022 and increased 43% during 2021, compared to a decline of 63% in 2020. As a percentage of our total worldwide revenue in 2022, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2022, we generated $777 million of advertising and media revenue, a 29% increase from 2021, representing 7% of our total worldwide revenue.
Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In response, trivago has reduced its own marketing spend and lowered operating costs to preserve profitability. We expect trivago to continue to experience revenue pressure going forward.
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
The growth in our B2B segment, international operations, advertising business or a change in our product mix, among others, may also influence the typical trend of seasonality in the future. Significantly higher cancellations and reduced booking volumes from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows from 2020 through early 2022, but have generally returned to historic seasonality.
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
Deferred Loyalty Rewards
We currently offer certain internally administered traveler loyalty programs to our travelers, such as our Hotels.com Rewards program, our Expedia Rewards program and our Orbitz Rewards program. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on various Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform called "One Key" spanning all our main brands, which we expect to launch in 2023. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
For additional information on our goodwill and intangible asset impairments recorded in 2022, 2021 and 2020, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $44 million as of December 31, 2022 and $50 million as of December 31, 2021.
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
Segments
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com, and CarRentals.com. Our B2B segment is comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and, through its sale in November 2021, Egencia, a full-service travel management company that provided travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Gross Bookings
Gross bookings	$95,049	$72,425	$36,796	31%	97%
Revenue margin (1)	12.3%	11.9%	14.1%
___________________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 31% in 2022 compared to 2021 as gross bookings for lodging, air and other travel products grew as travel demand continued to recover.
Revenue margin in 2022 was higher than 2021 as a result of improved margins at our lodging business.
Results of Operations
Revenue

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Revenue by Segment
Retail	$8,741	$6,821	$3,993	28%	71%
B2B	2,546	1,460	942	74%	55%
trivago (Third-party revenue)	380	317	205	20%	54%
Corporate (Bodybuilding.com)	—	—	59	N/A	N/A
Total revenue	$11,667	$8,598	$5,199	36%	65%
Similar to the gross bookings increase, revenue increased 36% in 2022 compared to 2021, with all segment's growth reflecting the continued improvement in travel demand.

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Revenue by Service Type
Lodging	$8,905	$6,449	$4,051	38%	59%
Air	362	254	105	43%	141%
Advertising and media(1)	777	603	405	29%	49%
Other	1,623	1,292	638	25%	103%
Total revenue	$11,667	$8,598	$5,199	36%	65%
___________________________________

(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 38% in 2022 on a 29% increase in room nights stayed and as well as stayed ADR growth of 7%.
Air revenue increased 43% in 2022 driven by an increase in air tickets sold of 8% and revenue per ticket of 32% due primarily to higher average ticket prices of 30% and an increased mix of international tickets.
Advertising and media revenue increased 29% in 2022 due to increases at both Expedia Group Media Solutions and trivago. All other revenue, which includes car rental, insurance, destination services, fee revenue related to our corporate travel business (through Egencia's sale in November 2021), increased 25% in 2022 from growth in travel insurance products as well as car.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Revenue by Business Model
Merchant	$7,762	$5,537	$3,261	40%	70%
Agency	2,994	2,307	1,267	30%	82%
Advertising, media and other	911	754	671	21%	12%
Total revenue	$11,667	$8,598	$5,199	36%	65%
The increase in merchant revenue in 2022 was primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as increases in merchant alternative accommodations revenue and travel insurance revenue.
The increase in agency revenue in 2022 was primarily due to an increase in agency hotel, air and alternative accommodations.
Advertising, media and other increased 21% in 2022 compared to 2021 primarily due to an increase in advertising revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Direct costs	$1,353	$1,118	$1,148	21%	(3)%
Personnel and overhead	304	404	501	(25)%	(19)%
Total cost of revenue	$1,657	$1,522	$1,649	9%	(8)%
% of revenue	14.2%	17.7%	31.7%
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
Cost of revenue increased $135 million during 2022 compared to 2021, primarily due to higher merchant fees, cloud costs and customer service costs as a result of increased transaction volumes, which offset lower personnel costs related to the sale of Egencia in November 2021.

Selling and Marketing

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Direct costs	$5,428	$3,499	$1,728	55%	103%
Indirect costs	672	722	799	(7)%	(10)%
Total selling and marketing	$6,100	$4,221	$2,527	45%	67%
% of revenue	52.3%	49.1%	48.6%
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
Selling and marketing expenses increased $1.9 billion during 2022 compared to 2021 primarily driven by an increase in B2B partner commissions as well as increased spend in Retail marketing channels. In addition, the decrease in indirect costs in the current year was primarily driven by lower personnel costs related to the sale of Egencia in November 2021 as well as lower stock-based compensation.
Technology and Content

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Personnel and overhead	$874	$785	$744	11%	6%
Other	307	289	324	6%	(11)%
Total technology and content	$1,181	$1,074	$1,068	10%	1%
% of revenue	10.1%	12.5%	20.5%
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
Technology and content expense increased $107 million for 2022 compared to 2021 primarily due to higher personnel costs due to increased headcount as well as an increase in average salaries, including the prior year's compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.
General and Administrative

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Personnel and overhead	$591	$562	$434	5%	30%
Professional fees and other	157	143	155	9%	(8)%
Total general and administrative	$748	$705	$589	6%	20%
% of revenue	6.4%	8.2%	11.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense increased $43 million in 2022 compared to 2021 primarily due to higher personnel costs due to increased headcount as well as an increase in average salaries, including the prior year's compensation change, which shifted discretionary bonuses to salary beginning in the second quarter of 2021.
Depreciation and Amortization

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Depreciation	$704	$715	$739	(2)%	(3)%
Amortization of intangible assets	88	99	154	(11)%	(36)%
Total depreciation and amortization	$792	$814	$893	(3)%	(9)%

Depreciation decreased $11 million in 2022 compared to 2021. Amortization of intangible assets decreased $11 million in 2022 compared to 2021 primarily due to the completion of amortization related to certain intangible assets.

Impairment of Goodwill, Intangible and Other Long-term Assets
During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment. During 2021, we recognized a goodwill impairment charge of $14 million and intangible and other long-term asset impairment charges of $6 million related to our B2B segment. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Legal reserves, occupancy tax and other	$23	$1	$(13)	N/A	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for year ended December 31, 2022 primarily included charges related to certain other legal reserves for trivago as described in NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements. Legal reserves, occupancy tax and other for year ended December 31, 2021 included a charge for certain other legal reserves, mostly offset by net reductions to our reserve related to hotel occupancy and other taxes.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which resulted in headcount reductions and office consolidations. As a result, we recognized $55 million in restructuring and related reorganization charges during 2021. We did not recognize any such costs in 2022, but we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income (Loss)

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Operating income (loss)	$1,085	$186	$(2,719)	484%	N/A
% of revenue	9.3%	2.2%	(52.3)%
In 2022, the improvement in operating income was primarily due to growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Retail	$2,124	$1,782	$298	19%	498%
B2B(1)	599	110	(190)	445%	N/A
trivago	113	39	(14)	191%	N/A
Unallocated overhead costs (Corporate)(2)	(487)	(454)	(462)	7%	(2)%
Total Adjusted EBITDA(3)	$2,349	$1,477	$(368)	59%	N/A
______________________________________
(1) Includes operating results of Egencia through its sale in November 2021.
(2) Includes immaterial operating results of Bodybuilding.com through its sale in May 2020.
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
Our Retail, B2B and trivago segments all experienced improvements in Adjusted EBITDA in 2022 as a result of the recovering travel demand. In addition, the B2B segment improved in part due to the absence of the prior year Adjusted EBITDA loss related to Egencia. Unallocated overhead costs increased $33 million during 2022 primarily due to an increase in general and administrative expenses.
Interest Income and Expense

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Interest income	60	$9	$18	543%	(48)%
Interest expense	(277)	(351)	(360)	(21)%	(2)%
Gain (loss) on debt extinguishment, net	49	(280)	—	N/A	N/A
Interest income increased in 2022 compared to 2021 as a result of higher rates of return. Interest expense decreased in 2022 compared to 2021, as a result of lower average senior notes outstanding in the current year.
During 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% senior unsecured notes, which resulted in the recognition of a net gain on debt extinguishment of $73 million. In addition, as a result of the early redemption of the 3.6% and 4.5% senior unsecured notes in 2022, we recognized a loss on debt extinguishment of $24 million. See NOTE 7 — Debt in the notes to the consolidated financial statements for further information.
As a result of debt refinancing transactions during 2021, we recognized a loss on debt extinguishment of $280 million, which included the payment of early payment premiums and fees as well as the write-off of unamortized debt issuance costs.
Gain (Loss) on Sale of Business, Net
In 2022, we recognized an immaterial gain of $6 million primarily related to the sale of Egencia in the prior year. In 2021, we had a net gain on sale of businesses of $456 million. In November 2021, we completed the sale of Egencia to GBT and, as a result, we recognized a $401 million gain on the sale. Additionally, in 2021, we completed the sale of certain of our smaller businesses within our Retail segment, which resulted in net gains of $57 million. For additional information on these and other transactions, see NOTE 16 – Divestitures in the notes to the consolidated financial statements.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Foreign exchange rate gains (losses), net	$(40)	$(48)	$71
Gains (losses) on minority equity investments, net	(345)	(29)	(142)
Other	—	19	(6)
Total other, net	$(385)	$(58)	$(77)
During 2022, losses on minority equity investments, net included $300 million of losses related to mark-to-market adjustments in the fair value for our GBT investment as well as $45 million related to changes in our publicly traded marketable equity investment, Despegar. During 2021, losses on minority equity investments, net related to changes in our Despegar investment. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.

Provision for Income Taxes

	Year ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	($ in millions)
Provision for income taxes	$195	$(53)	$(423)	N/A	(88)%
Effective tax rate	36.2%	139.9%	13.4%
Our effective tax rate for 2022 was higher than the 21% federal statutory income tax rate due to a valuation allowance on minority investments and nondeductible compensation, partially offset by research and experimentation credits. Our effective tax rate for 2021 was higher than the 21% federal statutory income tax rate due to excess tax benefits related to stock-based compensation, release of valuation allowance and research and experimentation credits, partially offset by nondeductible compensation, measured against a pre-tax loss. For additional information, see NOTE 10 — Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case has been transferred to Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.413 billion, which would result in federal tax of approximately $494 million, subject to interest. The proposed adjustments provided by the IRS exclude any offsetting adjustments that may reduce the amount of federal tax. We do not agree with the position of the IRS and intend to formally protest. We are also under examination by the IRS for our 2017-2020 years. We believe it is reasonably possible that the audit of the 2011 and 2013 tax years will conclude within the next 12 months. For more detail on our tax risk factors, see Part I, Item 1A, Risk Factors - "A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth” and “Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.”
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$352	$12	$(2,612)
Net income (loss) attributable to non-controlling interests	(9)	3	(116)
Provision for income taxes	195	(53)	(423)
Total other expense, net	547	224	432
Operating income (loss)	1,085	186	(2,719)
Gain (loss) on revenue hedges related to revenue recognized	(6)	(17)	61
Restructuring and related reorganization charges	—	55	231
Legal reserves, occupancy tax and other	23	1	(13)
Stock-based compensation	374	418	205
Depreciation and amortization	792	814	893
Impairment of goodwill	—	14	799
Intangible and other long-term asset impairment	81	6	175
Adjusted EBITDA	$2,349	$1,477	$(368)

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.1 billion and $4.3 billion at December 31, 2022 and 2021. Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at December 31, 2022.
As of December 31, 2022, the total cash and cash equivalents and short-term investments held outside the United States was $770 million ($456 million in wholly-owned foreign subsidiaries and $314 million in majority-owned subsidiaries). The amount of undistributed earnings in foreign subsidiaries where the foreign subsidiary has or will invest undistributed earnings indefinitely outside of the Unites States, and for which future distributions could be taxable, was $65 million as of December 31, 2022. The unrecognized deferred tax liability related to the U.S. federal income tax consequences of these earnings was $17 million as of December 31, 2022.
In 2022, we took the following action to reduce our debt outstanding:
•Redemption of 2.5% Senior Notes. In March 2022, we early redeemed all of the €650 million of outstanding aggregate principal amount of our 2.5% senior notes due in June 2022. The redemption price for the 2.5% senior notes equaled 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date.
•Redemption of 3.6% and 4.5% Senior Notes. In May 2022, we early redeemed all of our $500 million 3.6% senior notes due 2023, and in June 2022, we early redeemed all of our $500 million 4.5% senior notes due 2024, which resulted in the recognition of a loss on debt extinguishment of $24 million primarily comprised of “make-whole” premiums as well as the write-off of unamortized discount and debt issuance costs.
•Redemption of 2.95% Senior Notes. In September 2022, we settled the tender offer to purchase $500 million in aggregate principal of our 2.95% senior notes due 2031 for an aggregate cash repurchase price of approximately $418 million, which resulted in the recognition of a net gain on debt extinguishment of $73 million. The net gain included the write-off of unamortized discount and debt issuance costs as well as related fees.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2022, Moody’s rating was Baa3 with an outlook of “stable,” S&P’s rating was BBB- with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies.

Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2022, we were in compliance with the covenants and conditions in our revolving credit facilities and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. During 2020, impacts of COVID-19 disrupted our typical working capital trends. Significantly higher cancellations and reduced booking volumes, particularly in the first half of 2020, resulted in material operating losses and negative cash flow. During 2022, booking and travel trends have nearly normalized resulting in working capital benefits and positive cash flow in the current period akin to typical historical trends. However, it remains difficult to forecast the working capital trends for the upcoming quarters, given the uncertainty related to the full duration and total impact of COVID-19.
Prior to COVID-19, we embarked on an ambitious cost reduction initiative to simplify the organization and increase efficiency. In response to COVID-19, we took several additional actions to further reduce costs to help mitigate the financial impact from COVID-19 and continue to improve our long-term cost structure. For 2023, we expect total capital expenditures for the full year to increase relative to our 2022 spending levels as we look to continue to improve our technology platforms, infrastructure, operational capabilities, and in the development of service offerings and expansion of our operations.
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(In millions)
Cash provided by (used in) operations:
Operating activities	$3,440	$3,748	$(3,834)	$(308)	$7,582
Investing activities	(580)	(931)	(263)	351	(668)
Financing activities	(2,624)	(973)	4,077	(1,651)	(5,050)
Effect of foreign exchange rate changes on cash and cash equivalents	(190)	(177)	61	(13)	(238)
In 2022, net cash provided by operating activities decreased by $308 million primarily due to a decrease in benefits from working capital changes driven mostly from a change in deferred merchant booking, which was largely offset by higher operating income after adjusting for impacts of depreciation and amortization.
In 2022, $351 million less cash was used in investing activities primarily due to net sales and maturities of investments of $145 million in 2022 compared to net purchases of investments of $178 million in 2021.
Cash used in financing activities in 2022 primarily included payments of $2.2 billion related to the extinguishment of our 2.5% senior notes, 3.6% senior notes, 4.5% senior notes and the tender offer for a portion of our 2.95% senior notes discussed above as well as $607 million of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments. These uses of cash were partially offset by $131 million of proceeds from the exercise of options and employee stock purchase plans. Cash used in financing activities in 2021 primarily included payments of approximately $2 billion related to the extinguishment of debt and $1.2 billion for the redemption of preferred stock as well as $165 million of cash paid for treasury stock activity related to the vesting of equity instruments and $67 million in preferred stock dividends. These uses of cash were largely offset by approximately $2 billion of net proceeds from the issuance of convertible notes and 2.95% senior notes issued in February and March 2021, respectively, as well as $503 million of proceeds from the exercise of options and employee stock purchase plans.
Our Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, have authorized share repurchases under authorized programs. These programs were temporarily halted in early 2020 with the onset of the COVID-19 pandemic but resumed in the second half of 2022. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2022	2021	2020
Number of shares repurchased	5.2 million	—	3.4 million
Average price per share	$96.09	$—	$109.88
Total cost of repurchases (in millions)(1)	$500	$—	$370
 ______________________________________
(1)Amount excludes transaction costs.
As of December 31, 2022, 18.1 million shares remain authorized for repurchase with no fixed termination date for the repurchases.
During 2022, we didn't pay any common stock dividends. During 2021, while we also didn't pay common stock dividends, we did pay $67 million (or $74.96 per share of Series A Preferred Stock) of dividends on the Series A Preferred Stock. At this time, we do not expect to make quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency in both 2022 and 2021 of $190 million and $177 million, respectively, reflecting a net depreciation in foreign currencies relative to the U.S. dollar during each year.
Contractual Obligations and Commercial Commitments. Our material cash requirements as of December 31, 2022 include the following contractual obligations and commercial commitments arising in the normal course of business:
•Principal payments related to our debt that is included in our consolidated balance sheet and the related periodic interest payments. The Company had Senior Notes and Convertible Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, with varying maturities and an aggregate principal amount of $6.3 billion, none of which is payable within 12 months. Based on current stated fixed rates, future interest payments associated with the Senior Notes total approximately $1.1 billion, with approximately $231 million payable within 12 months;
•Our operating leases had fixed lease payment obligations, including imputed interest, of $443 million, with $88 million payable within 12 months; and
•Purchase obligations representing the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods, and payments may be more than the minimum obligations based on actual use. The Company had purchase obligations of $466 million, with $292 million payable within 12 months.
In addition, we had $284 million of net unrecognized tax benefits recorded on our balance sheet as of December 31, 2022, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
See NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2022 related to letters of credit and guarantees. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2022.
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

December 31, 2022
(In millions)
Combined Balance Sheets Information:
Current Assets	$6,720
Non-Current Assets	10,458
Current Liabilities(1)	10,407
Non-Current Liabilities	6,777

Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$9,431
Operating income (2)	747
Net income	150
Net income attributable to Obligors	146
(1)Current liabilities include intercompany payables with non-guarantors of $466 million as of December 31, 2022.
(2)Operating income includes intercompany income with non-guarantors of $35 million for the year ended December 31, 2022.
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
Interest Rate Risk
As of December 31, 2022 and 2021, the outstanding aggregate principal amount of our debt was $6.3 billion and $8.5 billion, respectively. As of December 31, 2022, the aggregate principal of our debt included:
•$1.044 billion of senior unsecured notes due May 2025 that bear interest at 6.25%;
•$750 million of senior unsecured notes due February 2026 that bear interest at 5.0%;
•$1 billion of convertible senior unsecured notes due February 2026 with a fixed rate of 0% (the “Convertible Notes”);
•$750 million of senior unsecured notes due August 2027 that bear interest at 4.625%;
•$1 billion of senior unsecured notes due February 2028 that bear interest at 3.8%;
•$1.25 billion of senior unsecured notes due February 2030 that bear interest at 3.25%; and
•$500 million of senior unsecured notes due March 2031 that bear interest at 2.95%.
The 6.25%, 5.0%, 4.625%, 3.8%, 3.25%, and 2.95% senior unsecured notes are collectively the “Senior Notes.” If market interest rates decline, our required payments will exceed those based on market rates. Additionally, the 6.25%, 4.625% and 2.95% senior unsecured notes are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Senior Notes and Convertible Notes was approximately $5.8 billion and $9.2 billion as of December 31, 2022 and December 31, 2021, respectively. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our debt by approximately $115 million.
We maintain a revolving credit facility of $2.5 billion, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. We had no revolving credit facilities borrowings outstanding as of both December 31, 2022 and 2021.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2022 and 2021, we had net forward assets of $15 million and $3 million, respectively, included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
In March 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps (“the swaps”) with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38%. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. The fair value of the cross-currency interest rate swaps was a $21 million asset as of December 31, 2022 recorded in long-term investments and other assets.
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $31 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2022. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2022, 2021 and 2020, we recorded net foreign exchange rate losses of approximately $40 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $48 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate gains of approximately $71 million ($2 million gain excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
Equity Investment Risk
We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies, investments in which we’ve elected the fair value option, and minority investments without readily determinable fair values. We recorded net losses of $345 million, $29 million, and $142 million related to these investments for the years ended December 31, 2022, 2021, and 2020, respectively (See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information). The fair values of our investments in equity securities of publicly-

traded companies (combined with our investments in which we’ve elected the fair value option) and minority investments without readily determinable fair values, were $564 million and $330 million, respectively, at December 31, 2022, and $909 million and $330 million, respectively, at December 31, 2021. A hypothetical 10% decrease in the fair values at December 31, 2022 of our investments in equity securities of publicly-traded companies and minority investments without readily determinable fair values would have resulted in a loss, before tax, of approximately $89 million, being recognized within other, net in our consolidated statements of operations.
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
Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

/s/Ernst & Young LLP

Seattle, Washington
February 9, 2023

Part II. Item 9B. Other Information
None.
Part II. Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2023 annual meeting of stockholders (the “2023 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2023 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2023 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors — Director Independence” in the 2023 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption "Fees Paid to Our Independent Registered Public Accounting Firm" and “Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees” in the 2023 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc. dated as of April 15, 2019		8-K	001-37429	3.1	4/16/2019
4.1	Description of Securities	X
4.2	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.3	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028		8-K	001-37429	4.1	9/21/2017
4.4	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.5	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 6.250% Notes due 2025		8-K	001-37429	4.1	5/5/2020
4.6	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027		8-K	001-37429	4.2	7/15/2020
4.7	Indenture, dated as of February 19, 2021 among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 0% Convertible Notes due 2026		8-K	001-37429	4.1	2/19/2021
4.8	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 2.95% Senior Notes due 2031		8-K	001-37429	4.1	3/3/2021
10.1	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011
10.2	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019		8-K	001-37429	10.3	4/16/2019

10.3	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020	8-K	001-3749	10.1	4/10/2020
10.4	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.5	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.6	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.7	Reorganization Agreement by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of October 26, 2016	POS- AM*†	333-210377	2.1	11/4/2016
10.8	Credit Agreement, dated as of April 14, 2022, by and among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37429	10.1	4/18/2022
10.9*	Fifth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan	DEF 14A	001-37429	App.A	5/7/2020
10.10*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.11*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	10-Q	001-37429	10.3	11/5/2020
10.12*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	10-Q	001-37429	10.4	11/5/2020
10.13*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	10-Q	000-51447	10.1	8/1/2014
10.14*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)	10-K	001-37429	10.34	2/12/2021
10.15*	Form of Expedia, Inc. Restricted Stock Unit Agreement	10-K	001-37429	10.22	2/10/2017
10.16*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.1	4/27/2018
10.17*	Form of Expedia, Inc. Stock Option Agreement	10-K	001-37429	10.23	2/10/2017
10.18*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	4/27/2018
10.19*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	10-Q	001-37429	10.3	4/27/2018
10.20*	Form of Expedia Group, Inc. Stock Option Agreement	10-K	001-37429	10.46	2/8/2019
10.21*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	5/3/2019
10.22*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.3	5/3/2019
10.23*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement	10-K/A	001-37429	10.64	4/29/2020
10.24*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement	10-K/A	001-37429	10.65	4/29/2020

10.25*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.26*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.27*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.28*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.29*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.30*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.31*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.32*	Expedia, Inc. Stock Option Agreement for Dara Khosrowshahi, dated as of March 31, 2015 (Performance Options)		8-K	000-51447	10.3	4/1/2015
10.33*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.34*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.35*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020		10-Q	001-37429	10.4	5/21/2020
10.36*	Employment Agreement between Peter Kern and Expedia, Inc., effective February 25, 2021		8-K	001-37429	10.1	2/26/2021
10.37*	Stock Option Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.2	2/26/2021
10.38*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.3	2/26/2021
10.39*	Employment Agreement between Eric Hart and Expedia, Inc., effective November 1, 2019		10-K	001-37429	10.62	2/14/2020
10.40*	Transition and Services Agreement between Eric Hart and Expedia, Inc., dated September 14, 2022		8-K	001-37429	10.1	9/14/2022
10.41*	Employment Agreement between Julie Whalen and Expedia, Inc., dated September 13, 2022		8-K	001-37429	10.2	9/14/2022
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Vice Chairman (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Vice Chairman (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Order and Final Judgment, entered January 19, 2022		10-K	001-37429	99.1	2/10/2022
99.2	Stipulation of Compromise and Settlement, dated November 2, 2021		10-K	001-37429	99.2	2/10/2022
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER KERN
Peter Kern Chief Executive Officer and Vice Chairman
February 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2023.

Signature	Title

/s/ PETER KERN	Chief Executive Officer, Vice Chairman and Director
Peter Kern	(Principal Executive Officer)

/s/ JULIE WHALEN	Chief Financial Officer and Director
Julie Whalen	(Principal Financial Officer)

/s/ LANCE SOLIDAY	Senior Vice President, Chief Accounting
Lance Soliday	Officer and Controller
(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ SAMUEL ALTMAN	Director
Samuel Altman

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ HENRIQUE DUBUGRAS	Director
Henrique Dubugras

/s/ CRAIG JACOBSON	Director
Craig Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ PATRICIA MENENDEZ CAMBO	Director
Patricia Menendez Cambo

/s/ ALEX VON FURSTENBERG	Director
Alex von Furstenberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Deferred Tax Assets Valuation Allowance
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. The Company establishes a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. For the year ended December 31, 2022, the Company recorded deferred tax assets of $1,343 million and a related valuation allowance of $242 million.

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

Seattle, Washington
February 9, 2023

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
	(In millions, except for per share data)
Revenue	$11,667	$8,598	$5,199
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,657	1,522	1,649
Selling and marketing (1)	6,100	4,221	2,527
Technology and content (1)	1,181	1,074	1,068
General and administrative (1)	748	705	589
Depreciation and amortization	792	814	893
Impairment of goodwill	—	14	799
Intangible and other long-term asset impairment	81	6	175
Legal reserves, occupancy tax and other	23	1	(13)
Restructuring and related reorganization charges	—	55	231
Operating income (loss)	1,085	186	(2,719)
Other income (expense):
Interest income	60	9	18
Interest expense	(277)	(351)	(360)
Gain (loss) on debt extinguishment, net	49	(280)	—
Gain (loss) on sale of business, net	6	456	(13)
Other, net	(385)	(58)	(77)
Total other expense, net	(547)	(224)	(432)
Income (loss) before income taxes	538	(38)	(3,151)
Provision for income taxes	(195)	53	423
Net income (loss)	343	15	(2,728)
Net (income) loss attributable to non-controlling interests	9	(3)	116
Net income (loss) attributable to Expedia Group, Inc.	352	12	(2,612)
Preferred stock dividend	—	(67)	(75)
Loss on redemption of preferred stock	—	(214)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$352	$(269)	$(2,687)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.24	$(1.80)	$(19.00)
Diluted	2.17	(1.80)	(19.00)
Shares used in computing earnings (loss) per share (000's):
Basic	156,672	149,734	141,414
Diluted	161,751	149,734	141,414
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$14	$22	$12
Selling and marketing	67	96	48
Technology and content	111	117	69
General and administrative	182	183	76
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2022	2021	2020
	(In millions)
Net income (loss)	$343	$15	$(2,728)
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	(106)	(72)	67
Net reclassification of foreign currency translation adjustments into total other expenses, net	—	74	—
Other comprehensive income (loss), net of tax	(106)	2	67
Comprehensive income (loss)	237	17	(2,661)
Less: Comprehensive income (loss) attributable to non-controlling interests	(30)	(24)	(88)
Less: Preferred stock dividend	—	67	75
Less: Loss on redemption of preferred stock	—	214	—
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$267	$(240)	$(2,648)
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,096	$4,111
Restricted cash and cash equivalents	1,755	1,694
Short-term investments	48	200
Accounts receivable, net of allowance of $40 and $65	2,078	1,264
Income taxes receivable	40	85
Prepaid expenses and other current assets	774	827
Total current assets	8,791	8,181
Property and equipment, net	2,210	2,180
Operating lease right-of-use assets	363	407
Long-term investments and other assets	1,184	1,450
Deferred income taxes	661	766
Intangible assets, net	1,209	1,393
Goodwill	7,143	7,171
TOTAL ASSETS	$21,561	$21,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,709	$1,333
Accounts payable, other	947	688
Deferred merchant bookings	7,151	5,688
Deferred revenue	163	166
Income taxes payable	21	16
Accrued expenses and other current liabilities	787	824
Current maturities of long-term debt	—	735
Total current liabilities	10,778	9,450
Long-term debt, excluding current maturities	6,240	7,715
Deferred income taxes	52	58
Operating lease liabilities	312	360
Other long-term liabilities	451	413
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 278,264 and 274,661; Shares outstanding: 147,757 and 150,125
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,795	14,229
Treasury stock — Common stock and Class B, at cost, Shares 137,783 and 131,813	(10,869)	(10,262)
Retained earnings (deficit)	(1,409)	(1,761)
Accumulated other comprehensive income (loss)	(234)	(149)
Total Expedia Group, Inc. stockholders’ equity	2,283	2,057
Non-redeemable non-controlling interests	1,445	1,495
Total stockholders’ equity	3,728	3,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,561	$21,548

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	256,691,777	$—	12,799,999	$—	$12,978	126,892,525	$(9,673)	$879	$(217)	$1,569	$5,536
Net loss								(2,612)		(116)	(2,728)
Other comprehensive income (loss), net of taxes									39	28	67
Payment of dividends to common stockholders (declared at $0.34 per share)								(48)			(48)
Payment of preferred dividends (declared at $62.47 per share)					(75)						(75)
Proceeds from exercise of equity instruments and employee stock purchase plans	4,872,135	—			319						319
Common stock warrants, net of issuance costs					110						110
Treasury stock activity related to vesting of equity instruments						489,263	(54)				(54)
Common stock repurchases						3,364,119	(370)				(370)
Adjustment to the fair value of redeemable non-controlling interests					4						4
Other changes in ownership of non-controlling interests					4					13	17
Stock-based compensation expense					225						225
Other					1	20,630					1
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net income								12		3	15
Other comprehensive income (loss), net of taxes									29	(27)	2
Payment of preferred dividends (declared at $74.96 per share)					(67)						(67)
Proceeds from exercise of equity instruments and employee stock purchase plans	8,031,432	—			503						503
Exercise of common stock warrants	5,065,381	—									—
Loss on redemption of preferred stock					(214)						(214)
Withholding taxes for stock options					(20)						(20)
Treasury stock activity related to vesting of equity instruments						1,046,227	(165)				(165)
Adjustment to the fair value of redeemable non-controlling interests								8			8
Other changes in ownership of non-controlling interests					(4)					25	21
Stock-based compensation expense					465						465

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount

Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net income (loss)								352		(9)	343
Other comprehensive income (loss), net of taxes									(85)	(21)	(106)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,603,510	—			131						131
Treasury stock activity related to vesting of equity instruments						768,173	(107)				(107)
Common stock repurchases						5,202,492	(500)				(500)
Other changes in ownership of non-controlling interests					24					(20)	4
Stock-based compensation expense					411						411
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728

See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(In millions)
Operating activities:
Net income (loss)	$343	$15	$(2,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	704	715	739
Amortization of stock-based compensation	374	418	205
Amortization of intangible assets	88	99	154
Impairment of goodwill, intangible and other long-term assets	81	20	974
Deferred income taxes	70	(145)	(488)
Foreign exchange loss on cash, restricted cash and short-term investments, net	128	105	2
Realized (gain) loss on foreign currency forwards, net	78	16	(80)
Loss on minority equity investments, net	345	29	142
(Gain) loss on debt extinguishment, net	(49)	280	—
(Gain) loss on sale of business, net	(6)	(456)	13
Provision for credit losses and other, net	23	32	135
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(838)	(721)	1,781
Prepaid expenses and other assets	55	(224)	(188)
Accounts payable, merchant	375	777	(1,320)
Accounts payable, other, accrued expenses and other liabilities	196	138	(400)
Tax payable/receivable, net	11	10	(57)
Deferred merchant bookings	1,464	2,642	(2,576)
Deferred revenue	(2)	(2)	(142)
Net cash provided by (used in) operating activities	3,440	3,748	(3,834)
Investing activities:
Capital expenditures, including internal-use software and website development	(662)	(673)	(797)
Purchases of investments	(60)	(201)	(685)
Sales and maturities of investments	205	23	1,161
Cash and restricted cash divested from sale of business, net of proceeds	4	(60)	(21)
Proceeds from initial exchange of cross-currency interest rate swaps	337	—	—
Payments for initial exchange of cross-currency interest rate swaps	(337)	—	—
Other, net	(67)	(20)	79
Net cash used in investing activities	(580)	(931)	(263)
Financing activities:
Revolving credit facility borrowings	—	—	2,672
Revolving credit facility repayments	—	—	(2,672)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,964	3,945
Payment of long-term debt	(2,141)	(1,706)	(750)
Debt extinguishment costs	(22)	(258)	—
Net proceeds from issuance of preferred stock and warrants	—	—	1,132
Redemption of preferred stock	—	(1,236)	—
Purchases of treasury stock	(607)	(165)	(425)
Payment of dividends to common and preferred stockholders	—	(67)	(123)
Proceeds from exercise of equity awards and employee stock purchase plan	131	503	319
Other, net	15	(8)	(21)
Net cash provided by (used in) financing activities	(2,624)	(973)	4,077
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(190)	(177)	61
Net increase in cash, cash equivalents and restricted cash and cash equivalents	46	1,667	41
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	5,805	4,138	4,097
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$5,851	$5,805	$4,138
Supplemental cash flow information
Cash paid for interest	$291	$342	$313
Income tax payments, net	102	74	108
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™ and Expedia Cruises™. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
COVID-19
The COVID-19 pandemic, and measures to contain the virus, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted, and countries around the world reopened their borders for foreign travel. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
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
Significantly higher cancellations and reduced booking volumes from COVID-19 disrupted our typical seasonal pattern for bookings, revenue, profit and cash flows from 2020 through early 2022, but have generally returned to historic seasonality.
NOTE 2 — Significant Accounting Policies
Consolidation
Our consolidated financial statements include the accounts of Expedia Group, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Non-controlling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities. trivago is a separately listed company on the Nasdaq Global Select Market and, therefore, is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group, Inc.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $480 million as of December 31, 2022 and $591 million as of December 31, 2021.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2021, $4.9 billion of advance cash payments was reported within deferred merchant bookings, $4.0 billion of which was recognized resulting in $693 million of revenue during the year ended December 31, 2022 with the remainder primarily consisting of cancellations during the year. At December 31, 2022, the related balance was $6.2 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn points for each eligible booking made which can be redeemed for free or discounted future bookings. Hotels.com Rewards offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards enables participating travelers to earn points on all hotel, flight, package and activities made on various Brand Expedia websites. Orbitz Rewards allows travelers to earn Orbucks, the currency of Orbitz Rewards, on flights, hotels and vacation packages and instantly redeem those Orbucks on future bookings at various hotels worldwide. As travelers accumulate points towards free travel products, we defer the relative standalone selling price of earned points, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which points can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the points, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2021, $798 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2022. At December 31, 2022, the related balance was $961 million.
Deferred Revenue. Deferred revenue primarily consists of unearned subscription revenue as well as deferred advertising revenue. At December 31, 2021, $166 million was recorded as deferred revenue, $117 million of which was recognized as revenue during the year ended December 31, 2022. At December 31, 2022, the related balance was $163 million.
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

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$4,096	$4,111
Restricted cash and cash equivalents	1,755	1,694
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$5,851	$5,805
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
Minority equity investments with either readily determinable fair values, or for which we have elected to apply the fair value option, are measured at fair value on a recurring basis with changes in fair value recorded through net income or loss. Minority investments without readily determinable fair values, for which we have not elected to measure at fair value, are measured using the equity method, or measured at cost with observable price changes reflected through net income or loss. We perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value of minority equity investments are recorded in other income (expense), net.
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
We account for the global intangible low-tax income earned by our foreign subsidiaries included in gross U.S. taxable income in the period incurred.
Derivative Instruments
Derivative instruments are carried at fair value on our consolidated balance sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.
At December 31, 2022 and 2021, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net. We do not hold or issue financial instruments for speculative or trading purposes.
Until their redemption in March 2022, the aggregate principal value of our €650 million of registered senior unsecured notes that bore interest at 2.5% (the “2.5% Notes”) was designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. The notes were measured at Euro to U.S. Dollar exchange rates at each balance sheet date and transaction gains or losses due to changes in rates were recorded in accumulated OCI within the foreign currency translation adjustment. The Euro denominated net assets of these subsidiaries were translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated OCI. In March 2022, we redeemed the 2.5% Notes and terminated the related hedging relationship. The currency translation adjustment amounts associated with the net investment hedge of the 2.5% Notes will remain in accumulated OCI until realized upon a full or partial sale or liquidation of applicable Euro-functional currency subsidiaries.
In March 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps (the “swaps”) with an aggregate notional amount of €300 million. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38% based on a notional amount and fixed interest rates determined at contract inception. The swaps were designated as a hedge of our net investment in certain Euro functional currency subsidiaries. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiaries designated as the hedged item and the changes in the fair value of the designated interest rate swaps based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as accumulated OCI within the foreign currency translation adjustment. Amounts excluded from hedge effectiveness at inception are recognized as interest accrues within interest expense. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2022, 2021 and 2020, our advertising expense was $3.9 billion, $2.7 billion and $1.2 billion.

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
Stock Options. Our employee stock options consist of service based awards. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes. We amortize the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount. The majority of our stock options vest over three to four years.
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
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of term deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Euros, British pound, Canadian dollar, Australian dollar, Brazilian real, Swiss Franc and Indian Rupee.
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
Recently Adopted Accounting Policies
In June 2022, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value measurement of equity securities, which clarifies the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The new guidance is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We elected to early adopt the new guidance in the second quarter of 2022 on a prospective basis. One of our minority equity investments is accounted for in accordance with this new guidance See NOTE 3 — Fair Value Measurements for additional information.
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

NOTE 3 — Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—
Term deposits	188	—	188
Derivatives:
Foreign currency forward contracts	15	—	15
Cross-currency interest rate swaps	21	—	21
Investments:
Term deposits	48	—	48
Equity investments	564	49	515
Total assets	$839	$52	$787

Financial assets measured at fair value on a recurring basis as of December 31, 2021 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2	Level 3
	(In millions)
Assets
Cash equivalents:
Money market funds	$47	$47	$—	$—
Mutual funds	23	23	—	—
Term deposits	153	—	153	—
Derivatives:
Foreign currency forward contracts	3	—	3	—
Investments:
Term deposits	200	—	200	—
Equity investments	909	94	—	815
Total assets	$1,335	$164	$356	$815
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
As of December 31, 2022 and 2021, our cash and cash equivalents consisted primarily of term deposits, money market funds and mutual funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2022, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $2.8 billion. As of December 31, 2022 and 2021, we had net forward assets of $15 million ($29 million gross forward asset) and $3 million ($12 million gross forward asset) recorded in prepaid expenses and other current assets. We recorded $(66) million, $1 million and $74 million in net gains (losses) from foreign currency forward contracts in 2022, 2021 and 2020.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million, and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $21 million asset as of December 31, 2022 recorded in long-term investments and other assets, and the gain recognized in interest expense during the year ended December 31, 2022 was $5 million.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, we recognized losses of approximately $45 million, $29 million and $6 million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In connection with our disposition of Egencia (our former corporate travel arm) in November 2021 as discussed in NOTE 16 – Divestitures, we became an indirect holder of approximately 19% interest in GBT JerseyCo Ltd. (“GBT”), doing business as American Express Global Business Travel, with an initial fair value of $815 million. As we elected the fair value option for our investment, during the first quarter of 2022, we recorded a downward adjustment of approximately $2 million based on an updated valuation. In May 2022, GBT completed a deSPAC business combination with Apollo Strategic Growth Capital. This combination resulted in a newly publicly traded company, Global Business Travel Group, Inc (“GBTG”), which together with GBT’s pre-combination shareholders owned all of GBT. Post combination and as of December 31, 2022, we had an approximately 16% ownership interest in GBT and a commensurate voting interest in GBTG. Our shares in GBT are exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price as of the last trading day in 2022, which resulted in a loss of $300 million within other, net in our consolidated statements of operations for the year ended December 31, 2022.
The following table reconciles, in millions, the beginning and ending balances of our Level 3 assets. With the May 2022 business combination of GBTG, we reclassified our equity investment from a Level 3 asset to a Level 2 asset.

Balance at December 31, 2021	$815
Upward (downward) adjustment to valuation	(335)
Reclassification to Level 2	(480)
Balance at December 31, 2022	$—
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
Intangible and Long-term Assets. During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment that primarily resulted from changes in the weighted average cost of capital. The indefinite-lived trade name asset, classified as Level 3 measurements, was valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital.
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
Minority Investments without Readily Determinable Fair Values. As of both December 31, 2022 and 2021, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During 2022 and 2021, we had no material gains or losses recognized related to these minority investments. During 2020, we recorded $134 million of losses related to a minority investment, which had recent observable and orderly transactions for similar investments, using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of December 31, 2022, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2022	2021
	(In millions)
Capitalized software development	$3,107	$2,892
Computer equipment	353	351
Furniture and other equipment	102	106
Buildings and leasehold improvements	1,183	1,220
Land	146	146
	4,891	4,715
Less: accumulated depreciation	(2,744)	(2,568)
Projects in progress	63	33
Property and equipment, net	$2,210	$2,180
As of December 31, 2022 and 2021, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $960 million and $895 million. For the years ended December 31, 2022, 2021 and 2020, we recorded amortization of capitalized software development costs of $597 million, $588 million and $593 million included in depreciation and amortization expense.
As of December 31, 2022, 2021 and 2020, we had $26 million, $4 million and $9 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $99 million, $119 million and $159 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$96	$151	$139
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	75	30	117

Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2022	December 31, 2021
	(in millions)
Operating lease right-of-use assets	$363	$407

Current lease liabilities, included within Accrued expenses and other current liabilities	$77	$77
Long-term lease liabilities, included within Operating lease liabilities	312	360
Total operating lease liabilities	$389	$437

Weighted average remaining lease term	7.1 years	8.1 years
Weighted average discount rate	3.5%	3.5%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2023	$88
2024	67
2025	56
2026	51
2027	47
2028 and thereafter	134
Total lease payments	443
Less: imputed interest	(54)
Total	$389
NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In millions)
Goodwill	$7,143	$7,171
Intangible assets with indefinite lives	1,058	1,166
Intangible assets with definite lives, net	151	227
	$8,352	$8,564
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred.
During 2022, we recognized an intangible impairment charge of $81 million related to an indefinite-lived trade name within our trivago segment. During 2021, we recognized a goodwill impairment charge of $14 million. During 2020, due to the severe and persistent negative effect COVID-19 had on global economies, the travel industry and our business, as well as the uncertainty and high variability in anticipated versus actual rates of recovery, in addition to our annual assessment, we deemed it necessary to perform various interim assessments of goodwill and intangible assets. As a result of these assessments, we recognized goodwill impairment charges of $799 million, of which $559 million related to our Retail segment, primarily our Vrbo reporting unit, and $240 million related to our trivago segment. We also incurred impairment charges of $175 million related to intangible assets with both indefinite-lives and definite lives, primarily within our Retail segment.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	Retail	B2B	trivago	Total
	(In millions)
Balance as of January 1, 2021	$6,505	$538	$337	$7,380
Impairment charges	—	(14)	—	(14)
Additions	—	—	5	5
Deductions	(34)	(167)	—	(201)
Foreign exchange translation and other	(9)	37	(27)	1
Balance as of December 31, 2021	6,462	394	315	7,171
Foreign exchange translation and other	(29)	18	(17)	(28)
Balance as of December 31, 2022	$6,433	$412	$298	$7,143
As of December 31, 2022 and 2021, accumulated goodwill impairment losses in total were $3.3 billion, of which $3.0 billion was associated with our Retail segment, $240 million was associated with our trivago segment and $14 million was associated with our B2B segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$382	$(336)	$46	$565	$(502)	$63
Supplier relationships	478	(460)	18	626	(564)	62
Domain names	149	(118)	31	164	(133)	31
Other	686	(630)	56	1,016	(945)	71
Total	$1,695	$(1,544)	$151	$2,371	$(2,144)	$227
Amortization expense was $88 million, $99 million and $154 million for the years ended December 31, 2022, 2021 and 2020. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2022, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2023	$59
2024	52
2025	33
2026	7
Total	$151

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2022	2021
	(In millions)
2.5% (€650 million) senior notes due 2022	$—	$735
3.6% senior notes due 2023	—	497
4.5% senior notes due 2024	—	498
6.25% senior notes due 2025	1,036	1,033
5.0% senior notes due 2026	746	745
0% convertible senior notes due 2026	989	986
4.625% senior notes due 2027	745	744
3.8% senior notes due 2028	995	994
3.25% senior notes due 2030	1,237	1,235
2.95% senior notes due 2031	492	983
Long-term debt(1)	6,240	8,450
Current maturities of long-term debt	—	(735)
Long-term debt, excluding current maturities	$6,240	$7,715
___________________________________
(1)Net of applicable discounts and debt issuance costs.

Redemption of Senior Notes
During 2022, we early redeemed all of our €650 million registered senior unsecured notes that were due June 2022 and bore interest at 2.5% (the “2.5% Notes”), all of our $500 million registered senior unsecured notes that were due December 2023 and bore interest at 3.6% (the “3.6% Notes”), and all of our $500 million registered senior unsecured notes that were due August 2024 and bore interest at 4.5% (the “4.5% Notes”), which resulted in the recognition of a loss on debt extinguishment of $24 million during the year ended December 31, 2022. This loss primarily reflected the payment of "make-whole" premiums of $20 million for the 3.6% and 4.5% Notes as well as the write-off of unamortized debt issuance costs and discounts of $4 million.
In addition, during 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% Senior Notes due 2031 (the “2.95% Notes”) for an aggregate cash repurchase price of approximately $418 million, which resulted in the recognition of a net gain on debt extinguishment of $73 million. The net gain included the write-off of debt issuance costs and discounts of $8 million as well as fees of $1 million.
We paid accrued and unpaid interest on the 2.5%, 3.6%, 4.5% and 2.95% Notes up to their dates of redemption.
During 2021, we redeemed all of our then outstanding 7.0% senior notes due 2025 as well as settled the tender offer to purchase $956 million in aggregate principal of our 6.25% senior notes due 2025, which resulted in the recognition of a loss on debt extinguishment of $280 million during the year ended December 31, 2021. This loss primarily reflected the payment of early payment premiums and fees associated with the tender offer as well as the write-off of unamortized debt issuance costs.
Outstanding Debt
Senior Notes Outstanding. In prior years, we issued the following senior notes, which are still outstanding as of December 31, 2022:
•Approximately $1 billion of senior unsecured notes that are due in May 2025 that bear interest at 6.25% (the “6.25% Notes”), which reflects the 2021 tender offer to purchase $956 million in aggregate principal discussed above. The 6.25% Notes were issued at a price of 100% of the aggregate principal amount. Interest is payable semi-annually in arrears in May and November of each year. We may redeem some or all of the 6.25% Notes at any time prior to February 1, 2025 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 6.25% Notes on or after February 1, 2025 at par plus accrued and unpaid interest, if any.
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
•$750 million of registered senior unsecured notes that are due in August 2027 that bear interest at 4.625% (the “4.625% Notes”). The 4.625% Notes were issued at a price of 99.997% of the aggregate principal amount. Interest is payable semi-annually in arrears in February and August of each year. We may redeem some or all of the 4.625% Notes at any time prior to May 1, 2027 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 4.625% Notes on or after May 1, 2027 at par plus accrued and unpaid interest, if any.
•$1 billion of registered senior unsecured notes that are due in February 2028 that bear interest at 3.8% (the “3.8% Notes”). The 3.8% Notes were issued at 99.747% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 3.8% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 3.8% Notes prior to November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. If we elect to redeem the 3.8% Notes on or after November 15, 2027, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
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
•$500 million of senior unsecured notes that are due in March 2031 and bear interest at 2.95%, which reflects the 2022 tender offer to purchase $500 million in aggregate principal discussed above. The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year and the interest rate is subject to adjustment based on certain ratings events. We may redeem some or all of the 2.95% Notes at any time prior to December 15, 2030 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 2.95% Notes on or after December 15, 2030 at par plus accrued and unpaid interest, if any.
All of our outstanding senior notes (collectively the "Senior Notes") are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $73 million and $98 million as of December 31, 2022 and 2021.
Convertible Notes Outstanding. The net carrying amount of the Convertible Notes as of December 31, 2022 and 2021 was $989 million and $986 million, respectively, which reflects the $1 billion in principal less unamortized debt issuance costs of $11 million and $14 million, respectively. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $3 million during both of the years ended December 31, 2022 and 2021.
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
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $4.9 billion and $8.0 billion as of December 31, 2022 and 2021. Additionally, the estimated fair value of the Convertible Notes was $871 million and $1.2 billion as of December 31, 2022 and 2021. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of December 31, 2022, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of December 31, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group's credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group's credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group's credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of December 31, 2022, there was $38 million of outstanding stand-by LOCs issued under the facility.
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

NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. Expedia Group makes matching contributions in an amount equal to 50% of participant 401(k) contributions up to the first 6% of their compensation each payroll period. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $63 million, $68 million and $63 million for the years ended December 31, 2022, 2021 and 2020.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards, such as PSUs, to directors, officers, employees and consultants. As of December 31, 2022, we had approximately 7 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2021	5,822	$140.33
Granted	3,967	150.35
Vested	(2,175)	139.18
Cancelled	(984)	142.14
Balance as of December 31, 2022	6,630	146.43
The following table presents a summary of PSU activity :

	PSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued as of December 31, 2021	380	$133.42
Granted	125	222.80
Performance Shares Adjustment(1)	(223)	177.35
Vested	(179)	88.04
Cancelled	(70)	189.02
Shares probable to be issued as of December 31, 2022	33	87.58
___________________________________
(1)Outcome for vested performance-based awards is updated based upon achievement of certain stock price growth rate targets of the Company’s common stock. Probable outcome for unvested performance-based awards is based upon achievement of certain stock price growth rate targets of the Company’s common stock as of December 31, 2022.
The total market value of RSU and PSU shares vested during the years ended December 31, 2022, 2021 and 2020 was $336 million, $504 million and $172 million.
The following table summarizes the estimated vesting, as of December 31, 2022, of PSUs granted in 2022, 2021 and 2020, net of forfeiture and vesting since the respective grant dates:

	By Grant Year
Performance Stock Units	2022	2021	2020	Total	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued	—	—	33	33	$87.58
Shares not subject to the achievement of minimum performance thresholds	—	—	33	33	87.58
Shares that could be issued if maximum performance thresholds are met	205	259	118	582	174.54
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of December 31, 2021	5,191	$129.17
Exercised	(945)	103.20
Cancelled	(171)	111.66
Balance as of December 31, 2022	4,075	135.93	3.5	$—
Exercisable as of December 31, 2022	1,756	109.19	1.3	—
Vested and expected to vest after December 31, 2022	4,075	135.93	3.5	—
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2022, based on our closing stock price of $87.60 as of the last trading date in 2022. The total intrinsic value of stock options exercised was $89 million, $302 million and $74 million for the years ended December 31, 2022, 2021 and 2020.
There were no options granted during 2022 or 2020. The fair value of stock options granted during 2021 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	42.64%
Expected life (in years)	5.13
Dividend yield	—%
Weighted-average estimated fair value of options granted during the year	$60.39
In 2022, 2021 and 2020, we recognized total stock-based compensation expense of $374 million, $418 million and $205 million. The total income tax benefit related to stock-based compensation expense was $106 million, $157 million and $44 million for 2022, 2021 and 2020. We capitalized $54 million, $68 million and $36 million of stock-based compensation expense associated with the cost of developing internal-use software in 2022, 2021 and 2020.
Cash received from stock-based award exercises for the years ended December 31, 2022, 2021 and 2020 was $98 million, $476 million and $301 million, respectively. Total current income tax benefits during the years ended December 31, 2022, 2021 and 2020 associated with the exercise of stock-based awards held by our employees were $17 million, $28 million and $1 million, respectively.
As of December 31, 2022, there was approximately $938 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 2.73 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees were allowed to contribute up to 15% of their base compensation. During 2022, 2021 and 2020, approximately 305,000, 194,000, and 212,000 shares were purchased under this plan for an average price of $109.36, $135.38 and $84.89 per share. As of December 31, 2022, we have reserved approximately 901,000 shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
U.S.	$67	$(274)	$(2,354)
Foreign	471	236	(797)
Total	$538	$(38)	$(3,151)
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
		(In millions)
Current income tax (benefit) expense:
U.S. federal	$17	$17	$(31)
State	6	7	—
Foreign	102	68	96
Current income tax expense	125	92	65
Deferred income tax (benefit) expense:
U.S. federal	(4)	(137)	(315)
State	(2)	(19)	(65)
Foreign	76	11	(108)
Deferred income tax (benefit) expense	70	(145)	(488)
Income tax (benefit) expense	$195	$(53)	$(423)

We reduced our current income tax payable by $17 million, $28 million and $1 million for the years ended December 31, 2022, 2021 and 2020 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes
As of December 31, 2022 and 2021, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$51	$85
Deferred loyalty rewards	225	186
Net operating loss and tax credit carryforwards	548	939
Stock-based compensation	22	25
Property and equipment	24	17
Capitalized research and development	154	2
Operating lease liabilities	86	96
Long-term investments	194	106
Other	39	62
Total deferred tax assets	1,343	1,518
Less valuation allowance	(242)	(171)
Net deferred tax assets	$1,101	$1,347
Deferred tax liabilities:
Goodwill and intangible assets	(387)	(418)
Anticipatory foreign tax credits	—	(113)
Operating lease ROU assets	(83)	(93)
Other	(22)	(15)
Total deferred tax liabilities	$(492)	$(639)
Net deferred tax assets	$609	$708
As of December 31, 2022, we had U.S. federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $1.1 billion, $465 million and $268 million. U.S. federal NOLs of $1.1 billion may be carried forward indefinitely. State NOLs of $103 million may be carried forward indefinitely, and state NOLs of $362 million expire at various times starting from 2025. Foreign NOLs of $188 million may be carried forward indefinitely, and foreign NOLs of $80 million expire at various times starting from 2023.
As of December 31, 2022, we had a valuation allowance of approximately $242 million related to certain tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $71 million from the amount recorded as of December 31, 2021 primarily due to the unrealized capital losses on minority investments, offset by use of net operating losses. The amount of the deferred tax asset considered realizable may be adjusted if capital gains are realized or if, in certain jurisdictions, objective negative evidence in the form of cumulative GAAP losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
The majority of our foreign undistributed earnings have already been subject to U.S. federal income tax. As of December 31, 2022, we have undistributed earnings of certain foreign subsidiaries of approximately $65 million that are considered indefinitely reinvested and we estimate that the unrecognized deferred tax liability related to the U.S. federal, state and foreign income tax consequences of these earnings was $17 million.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
		(In millions)
Income tax (benefit) expense at the U.S. federal statutory rate of 21%	$113	$(8)	$(662)
Foreign tax rate differential	(75)	3	16
U.S. federal research and development credit	(40)	(27)	(24)
Excess tax benefits related to stock-based compensation	(17)	(56)	4
Nondeductible compensation	37	45	17
Unrecognized tax benefits and related interest	27	6	36
Change in valuation allowance	77	(24)	139
Return to provision true-ups	(11)	4	(20)
State taxes	3	(9)	(48)
Non-creditable foreign withholding tax	21	1	—
Non-deductible goodwill impairment	—	—	170
Divestitures and entity restructuring	65	(6)	(53)
Foreign-derived intangible income	(15)	—	—
Other, net	10	18	2
Income tax (benefit) expense	$195	$(53)	$(423)
Our effective tax rate for 2022 was higher than the 21% U.S. federal statutory income tax rate due to a valuation allowance on minority investments and nondeductible compensation, partially offset by research and experimentation credits. Our effective tax rate for 2021 was higher than the 21% U.S. federal statutory income tax rate due to excess tax benefits related to stock-based compensation, release of valuation allowance and research and experimentation credits, partially offset by nondeductible compensation, measured against a pre-tax loss. Our effective tax rate for 2020 was lower than the 21% U.S. federal statutory income tax rate due to valuation allowances and nondeductible impairments measured against a pre-tax loss.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2022	2021	2020
		(In millions)
Balance, beginning of year	$349	$345	$305
Increases to tax positions related to the current year	23	11	16
Increases to tax positions related to prior years	5	3	18
Decreases to tax positions related to prior years	—	(11)	(2)
Reductions due to lapsed statute of limitations	—	—	(4)
Settlements during current year	(8)	(6)	—
Interest and penalties	10	7	12
Balance, end of year	$379	$349	$345
As of December 31, 2022, we had $379 million of gross unrecognized tax benefits, $213 million of which, if recognized, would affect the effective tax rate. As of December 31, 2021, we had $349 million of gross unrecognized tax benefits, $207 million of which, if recognized, would affect the effective tax rate. As of December 31, 2020, we had $345 million of gross unrecognized tax benefits, $219 million of which, if recognized, would affect the effective tax rate.
As of December 31, 2022 and 2021, total gross interest and penalties accrued was $66 million and $56 million, respectively. We recognized interest expense of $10 million in 2022, $7 million in 2021 and $12 million in 2020 in connection with our unrecognized tax benefits.
The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (“IRS”) is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2011 through December 31, 2020. The Company has consented to an extension of the statute of limitations, until June 30, 2024 related to the 2011 through 2013 tax years, and until March 31, 2024 related to the 2014 through 2019 tax years. As of December 31, 2022, for the Expedia Group, Inc. and Subsidiaries group, statute of limitations for tax years 2011 through 2021 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, the tax years 2001 through 2015 remain subject to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in U.S. federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case has been transferred to Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.413 billion, which would result in federal tax of approximately $494 million, subject to interest. The proposed adjustments provided by the IRS exclude any offsetting adjustments that may reduce the amount of federal tax. We do not agree with the position of the IRS and intend to formally protest. We believe it is reasonably possible that audit of the 2011 and 2013 tax years will conclude within the next 12 months.
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
Preferred Stock and Warrants
In 2020, we issued and sold to (1) AP Fort Holdings, L.P., an affiliate of Apollo Global Management, Inc. (the “Apollo Purchaser”), 600,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and Warrants (the “Warrants”) to purchase 4.2 million shares of our common stock for an aggregate purchase price of $588 million and (2) SLP V Fort Holdings II, L.P., affiliates of Silver Lake Group, L.L.C. (the “Silver Lake Purchasers”), 600,000 shares of Series A Preferred Stock and Warrants to purchase 4.2 million shares of common stock, for an aggregate purchase price of $588 million.
In 2021, we redeemed all of the outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $1,275 million, including a $36 million redemption premium and $39 million of accrued dividends. The loss on redemption of Preferred Stock was $214 million during the year ended December 31, 2021, which included a charge to additional paid-in capital for the redemption premium as well as $178 million related to the original issuance discount, issuance costs and the Warrants value. As of December 31, 2021, there was no remaining Series A Preferred Stock outstanding. The Series A Preferred Stock accumulated and we paid $67 million (or $74.96 per share of Series A Preferred Stock) in total dividends during the year ended December 31, 2021, including those mentioned above.
Warrants to Purchase Company Common Stock. Pursuant to the investment agreements in 2020, we issued to each of (1) the Silver Lake Purchasers (in the aggregate) and (2) the Apollo Purchaser, Warrants to purchase 4.2 million shares of our common stock at an exercise price of $72.00 per share. In 2021, the Apollo Purchaser exercised all of the Warrants it held and received approximately 2.5 million shares of our common stock in respect thereof, and the Silver Lake Purchasers exercised all of the Warrants they held and received approximately 2.6 million shares of our common stock in respect thereof. As of December 31, 2021, no warrants remained outstanding.

Treasury Stock
As of December 31, 2022, the Company's treasury stock was comprised of approximately 130.5 million common stock and 7.3 million Class B shares. As of December 31, 2021, the Company's treasury stock was comprised of approximately 124.5 million common stock and 7.3 million Class B shares.
Share Repurchases. In 2018 and 2019, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized the repurchase of up to 15 million shares and 20 million shares of our common stock, respectively. Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2022	2021	2020
Number of shares repurchased	5.2 million	—	3.4 million
Average price per share	$96.09	$—	$109.88
Total cost of repurchases (in millions)(1)	$500	$—	$370
___________________________________
(1)Amount excludes transaction costs.
As of December 31, 2022, 18.1 million shares remain authorized for repurchase with no fixed termination date for the repurchases.
Dividends on our Common Stock
In 2020, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following common stock dividends:

	Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year ended December 31, 2020:
	February 13, 2020	$0.34	March 10, 2020	$48	March 26, 2020
During the second quarter of 2020, we suspended quarterly dividends on our common stock. At this time, we do not currently expect to declare dividends on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Income (Loss)
The balance of accumulated OCI as of December 31, 2022 and 2021 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at December 31, 2022 and 2021 of $7 million ($10 million before tax) and $15 million ($22 million before tax) associated with our Euro-denominated 2.5% Notes, as well as foreign currency transaction gains at December 31, 2022 of $16 million ($21 million before tax) associated with our cross-currency interest rate swaps. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2022 and 2021, our ownership interest in trivago was approximately 61.1% and 58.3%.
NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2022, 2021 and 2020 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the year ended December 31, 2022, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise or vesting of stock-based awards and common stock warrants using the treasury stock method, (iii) if dilutive, our Convertible Notes using the if-converted method, and (iv) other stock-based commitments. In periods when we recognize a net loss, such as the years ended December 31, 2021 and 2020, we exclude the impact of outstanding stock-based awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
The following table presents our basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$352	$12	$(2,612)
Preferred stock dividend	—	(67)	(75)
Loss on redemption of preferred stock	—	(214)	—
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$352	$(269)	$(2,687)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.24	$(1.80)	$(19.00)
Diluted	2.17	(1.80)	(19.00)
Weighted average number of shares outstanding (000's):
Basic	156,672	149,734	141,414
Dilutive effect of:
Convertible Notes	3,921	—	—
Stock-based awards	1,153	—	—
Other dilutive securities	5	—	—
Diluted	161,751	149,734	141,414
For the year ended December 31, 2022, approximately 9 million of outstanding stock-based awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the year ended December 31, 2021, approximately 11 million of outstanding stock-based awards and approximately four million shares related to the potential share settlement impact related to our Convertible Notes were excluded. For the year ended December 31, 2020, approximately 22 million of outstanding stock-based awards and common stock warrants were excluded.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $55 million and $231 million in restructuring and related reorganization charges during 2021 and 2020, respectively. We did not recognize any restructuring and related organization charges during 2022. We continue to evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.
NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Foreign exchange rate gains (losses), net	$(40)	$(48)	$71
Loss on minority equity investments, net	(345)	(29)	(142)
Other	—	19	(6)
Total	$(385)	$(58)	$(77)

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2022:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$466	$292	$144	$30	$—
Guarantees	27	27	—	—	—
Letters of credit	44	42	2	—	—
	$537	$361	$146	$30	$—
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2022, 2021 and 2020.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $44 million and $50 million as of December 31, 2022 and 2021, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
NOTE 16 – Divestitures
We had no disposition activity during 2022.
On November 1, 2021, we completed the sale of Egencia, Expedia Group’s corporate travel arm included within our B2B segment, to GBT. As a result of the sale, we deconsolidated Egencia, recognized a gain of $401 million within gain (loss) on sale of business, net in the consolidated statement of operations during the year ended December 31, 2021 and divested cash and restricted cash of $88 million. We received no cash for this transaction but on the date of sale Expedia Group became an indirect holder of an approximately 19% interest of GBT with an initial fair value of $815 million, and a subsidiary entered into a 10-year lodging supply agreement with GBT. During the year ended December 31, 2022, we recognized an immaterial gain of approximately $6 million related to this transaction. See NOTE 3 — Fair Value Measurements for additional information on our ongoing investment.
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
NOTE 17 — Related Party Transactions
IAC/InterActiveCorp
The Company and IAC are related parties because Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. At December 31, 2022, each of Expedia Group and IAC has a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and IAC each have a 50% ownership interest. The Company and IAC have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. We share equally in fixed and nonrecurring costs for the aircraft; direct operating costs are pro-rated based on actual usage. Another aircraft that had previously been jointly-owned by the companies was sold in November 2022, with each company receiving 50% of the $19 million in net sale proceeds.
In addition, in December 2021, we entered into agreements pursuant to which we may use additional aircraft owned by a subsidiary of IAC on a cost basis. Total payments made to this entity by the Company were not material.
As of December 31, 2022 and 2021, the net basis in our ownership interest in the aircrafts then jointly-owned was $46 million and $60 million, respectively, recorded in long-term investments and other assets. In 2022, 2021 and 2020, operating and maintenance costs paid directly to the jointly-owned subsidiary for the aircraft were not material.
NOTE 18 — Segment Information
We have the following reportable segments: Retail, B2B, and trivago. Our Retail segment, which consists of the aggregation of operating segments, provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com and Hotels.com in the United States and localized Expedia and Hotels.com websites throughout the world, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment is comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites, and Egencia (until its sale in November 2021), a full-service travel management company that provides travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

The following tables present our segment information for 2022, 2021 and 2020. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2022
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,741	$2,546	$380	$—	$11,667
Intersegment revenue	—	—	181	(181)	—
Revenue	$8,741	$2,546	$561	$(181)	$11,667
Adjusted EBITDA	$2,124	$599	$113	$(487)	$2,349
Depreciation	(509)	(85)	(8)	(102)	(704)
Amortization of intangible assets	—	—	—	(88)	(88)
Impairment of intangible assets	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	(374)	(374)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	2	4	—	—	6
Operating income (loss)	$1,617	$518	$105	$(1,155)	1,085
Other expense, net					(547)
Income before income taxes					538
Provision for income taxes					(195)
Net income					343
Net loss attributable to non-controlling interests					9
Net income attributable to Expedia Group, Inc.					$352

	Year ended December 31, 2021
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,821	$1,460	$317	$—	$8,598
Intersegment revenue	—	—	106	(106)	—
Revenue	$6,821	$1,460	$423	$(106)	$8,598
Adjusted EBITDA	$1,782	$110	$39	$(454)	$1,477
Depreciation	(522)	(102)	(10)	(81)	(715)
Amortization of intangible assets	—	—	—	(99)	(99)
Impairment of goodwill	—	—	—	(14)	(14)
Intangible and other long-term asset impairment	—	—	—	(6)	(6)
Stock-based compensation	—	—	—	(418)	(418)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Restructuring and related reorganization charges	—	—	—	(55)	(55)
Realized (gain) loss on revenue hedges	17	—	—	—	17
Operating income (loss)	$1,277	$8	$29	$(1,128)	186
Other expense, net					(224)
Loss before income taxes					(38)
Provision for income taxes					53
Net income					15
Net income attributable to non-controlling interests					(3)
Net income attributable to Expedia Group, Inc.					12
Preferred stock dividend					(67)
Loss on redemption of preferred stock					(214)
Net loss attributable to Expedia Group, Inc. common stockholders					$(269)

	Year ended December 31, 2020
	Retail	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$3,993	$942	$205	$59	$5,199
Intersegment revenue	—	—	75	(75)	—
Revenue	$3,993	$942	$280	$(16)	$5,199
Adjusted EBITDA	$298	$(190)	$(14)	$(462)	$(368)
Depreciation	(525)	(128)	(12)	(74)	(739)
Amortization of intangible assets	—	—	—	(154)	(154)
Impairment of goodwill	—	—	—	(799)	(799)
Intangible and other long-term asset impairment	—	—	—	(175)	(175)
Stock-based compensation	—	—	—	(205)	(205)
Legal reserves, occupancy tax and other	—	—	—	13	13
Restructuring and related reorganization charges	—	—	—	(231)	(231)
Realized (gain) loss on revenue hedges	(58)	(3)	—	—	(61)
Operating loss	$(285)	$(321)	$(26)	$(2,087)	(2,719)
Other expense, net					(432)
Loss before income taxes					(3,151)
Provision for income taxes					423
Net loss					(2,728)
Net loss attributable to non-controlling interests					116
Net loss attributable to Expedia Group, Inc.					(2,612)
Preferred stock dividend					(75)
Net loss attributable to Expedia Group, Inc. common stockholders					$(2,687)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Business Model
Merchant	$7,762	$5,537	$3,261
Agency	2,994	2,307	1,267
Advertising, media and other	911	754	671
Total revenue	$11,667	$8,598	$5,199
Service Type
Lodging	$8,905	$6,449	$4,051
Air	362	254	105
Advertising and media	777	603	405
Other(1)	1,623	1,292	638
Total revenue	$11,667	$8,598	$5,199
___________________________________

(1)Other includes car rental, insurance, destination services, cruise and fee revenue related to our corporate travel business prior to our sale of Egencia on November 1, 2021, among other revenue streams, none of which are individually material. Other also includes product revenue of $59 million during the year ended December 31, 2020 related to Bodybuilding.com, which was sold in May 2020.
Our Retail and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2022, 2021 and 2020. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Revenue
United States	$7,939	$6,569	$3,511
All other countries	3,728	2,029	1,688
	$11,667	$8,598	$5,199
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(In millions)
Property and equipment, net
United States	$2,111	$2,056
All other countries	99	124
	$2,210	$2,180

NOTE 19 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees as well as refund reserves in 2020, 2021 and 2022 primarily due to COVID impacts.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2022
Allowance for expected credit losses	$65	$20	$(3)	$(42)	$40
Other reserves	64	(28)	(4)	(3)	29
2021
Allowance for expected credit losses	$101	$7	$(17)	$(26)	$65
Other reserves	58	7	(1)	—	64
2020
Allowance for doubtful accounts	$41	$82	$2	$(24)	$101
Other reserves	19	39	2	(2)	58
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions or disposed of through sales of businesses, net translation adjustments and reclassifications.