Form 10-Q
period 2023-03-31
Expedia Group, Inc.
filed 2023-05-05
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of April 21, 2023 was:

Common stock, $0.0001 par value per share	142,601,118	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$2,665	$2,249
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	414	371
Selling and marketing (1)	1,674	1,339
Technology and content (1)	317	270
General and administrative (1)	184	186
Depreciation and amortization	192	197
Legal reserves, occupancy tax and other	5	21
Operating loss	(121)	(135)
Other income (expense):
Interest income	43	3
Interest expense	(61)	(81)
Other, net	78	5
Total other income (expense), net	60	(73)
Loss before income taxes	(61)	(208)
Provision for income taxes	(79)	85
Net loss	(140)	(123)
Net (income) loss attributable to non-controlling interests	(5)	1
Net loss attributable to Expedia Group, Inc.	$(145)	$(122)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(0.95)	$(0.78)
Diluted	(0.95)	(0.78)
Shares used in computing earnings (loss) per share (000's):
Basic	152,477	156,336
Diluted	152,477	156,366
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3
Selling and marketing	20	15
Technology and content	34	27
General and administrative	46	45

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(140)	$(123)
Currency translation adjustments, net of tax(1)	28	(17)
Comprehensive loss	(112)	(140)
Less: Comprehensive income (loss) attributable to non-controlling interests	10	(6)
Comprehensive loss attributable to Expedia Group, Inc.	$(122)	$(134)

(1)Currency translation adjustments include tax benefit of $1 million for the three months ended March 31, 2023 and tax expense of $3 million for the three months ended March 31, 2022 associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,904	$4,096
Restricted cash and cash equivalents	2,483	1,755
Short-term investments	44	48
Accounts receivable, net of allowance of $45 and $40	2,523	2,078
Income taxes receivable	53	40
Prepaid expenses and other current assets	1,119	774
Total current assets	12,126	8,791
Property and equipment, net	2,260	2,210
Operating lease right-of-use assets	353	363
Long-term investments and other assets	1,198	1,184
Deferred income taxes	703	661
Intangible assets, net	1,196	1,209
Goodwill	7,150	7,143
TOTAL ASSETS	$24,986	$21,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,531	$1,709
Accounts payable, other	1,010	947
Deferred merchant bookings	11,036	7,151
Deferred revenue	186	163
Income taxes payable	104	21
Accrued expenses and other current liabilities	745	787
Total current liabilities	14,612	10,778
Long-term debt	6,243	6,240
Deferred income taxes	35	52
Operating lease liabilities	305	312
Other long-term liabilities	501	451
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 279,097 and 278,264; Shares outstanding: 144,084 and 147,757
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	14,938	14,795
Treasury stock - Common stock and Class B, at cost; Shares 142,289 and 137,783	(11,341)	(10,869)
Retained earnings (deficit)	(1,554)	(1,409)
Accumulated other comprehensive income (loss)	(211)	(234)
Total Expedia Group, Inc. stockholders’ equity	1,832	2,283
Non-redeemable non-controlling interests	1,458	1,445
Total stockholders’ equity	3,290	3,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,986	$21,561

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net loss								(122)		(1)	(123)
Other comprehensive loss, net of taxes									(12)	(5)	(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,668,445	—			101						101
Treasury stock activity related to vesting of equity instruments						238,675	(47)				(47)
Other changes in ownership of non-controlling interests					4					—	4
Stock-based compensation expense					97						97
Balance as of March 31, 2022	276,329,170	$—	12,799,999	$—	$14,431	132,051,439	$(10,309)	$(1,883)	$(161)	$1,489	$3,567

Three months ended March 31, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								(145)		5	(140)
Other comprehensive income, net of taxes									23	5	28
Proceeds from exercise of equity instruments and employee stock purchase plans	832,904	—			29						29
Treasury stock activity related to vesting of equity instruments						184,647	(21)				(21)
Common stock repurchases						4,321,273	(448)				(448)
Other changes in ownership of non-controlling interests					—					3	3
Stock-based compensation expense					114						114
Other					—		(3)				(3)
Balance as of March 31, 2023	279,097,139	$—	12,799,999	$—	$14,938	142,289,349	$(11,341)	$(1,554)	$(211)	$1,458	$3,290

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(140)	$(123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	177	175
Amortization of intangible assets	15	22
Amortization of stock-based compensation	103	90
Deferred income taxes	(57)	(101)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(8)	6
Realized (gain) loss on foreign currency forwards, net	(12)	32
Gain on minority equity investments, net	(1)	(21)
Other, net	14	2
Changes in operating assets and liabilities:
Accounts receivable	(456)	(476)
Prepaid expenses and other assets	(293)	(356)
Accounts payable, merchant	(178)	(41)
Accounts payable, other, accrued expenses and other liabilities	79	280
Tax payable/receivable, net	29	(13)
Deferred merchant bookings	3,885	3,515
Net cash provided by operating activities	3,157	2,991
Investing activities:
Capital expenditures, including internal-use software and website development	(233)	(156)
Sales and maturities of investments	5	200
Proceeds from initial exchange of cross-currency interest rate swaps	—	337
Payments for initial exchange of cross-currency interest rate swaps	—	(337)
Other, net	33	(31)
Net cash provided by (used in) investing activities	(195)	13
Financing activities:
Payment of long-term debt	—	(724)
Purchases of treasury stock	(469)	(47)
Proceeds from exercise of equity awards and employee stock purchase plan	29	101
Other, net	3	7
Net cash used in financing activities	(437)	(663)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	11	(11)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,536	2,330
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,851	5,805
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,387	$8,135
Supplemental cash flow information
Cash paid for interest	$81	$117
Income tax payments, net	34	26
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
Note 1 – Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. These travel products and services are offered through a diversified portfolio of brands including: Brand Expedia®, Hotels.com®, Expedia® Partner Solutions, Vrbo®, trivago®, Orbitz®, Travelocity®, Hotwire®, Wotif®, ebookers®, CheapTickets®, Expedia Group™ Media Solutions, CarRentals.com™ and Expedia CruisesTM. In addition, many of these brands have related international points of sale. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), previously filed with the Securities and Exchange Commission (“SEC”). trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
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

Notes to Consolidated Financial Statements – (Continued)

booking volumes, and the more stable nature of our fixed costs. As a result on a consolidated basis, revenue and income are typically the lowest in the first quarter and highest in the third quarter.
Note 2 – Summary of Significant Accounting Policies
Recent Adopted Accounting Policies
As of January 1, 2023, we adopted the new guidance related to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The adoption of this new guidance had no impact on our consolidated financial statements.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our 2022 Form 10-K.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $671 million as of March 31, 2023 and $480 million as of December 31, 2022.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2022, $6.2 billion of advance cash payments was reported within deferred merchant bookings, $3.4 billion of which was recognized resulting in $518 million of revenue during the three months ended March 31, 2023. At March 31, 2023, the related balance was $10.1 billion.
At December 31, 2022, $961 million of deferred loyalty rewards was reported within deferred merchant bookings, $213 million of which was recognized within revenue during the three months ended March 31, 2023. At March 31, 2023, the related balance was $959 million.
Deferred Revenue. At December 31, 2022, $163 million was recorded as deferred revenue, $63 million of which was recognized as revenue during the three months ended March 31, 2023. At March 31, 2023, the related balance was $186 million.
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

	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$5,904	$4,096
Restricted cash and cash equivalents	2,483	1,755
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,387	$5,851

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2023, we recorded approximately $12 million of incremental allowance for expected uncollectible accounts, offset by $7 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$2	$2	$—
Term deposits	135	—	135
Derivatives:
Foreign currency forward contracts	23	—	23
Cross-currency interest rate swaps	16	—	16
Investments:
Term deposits	44	—	44
Equity investments	565	59	506
Total assets	$785	$61	$724
Financial assets measured at fair value on a recurring basis as of December 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—
Term deposits	188	—	188
Derivatives:
Foreign currency forward contracts	15	—	15
Cross-currency interest rate swaps	21	—	21
Investments:
Term deposits	48	—	48
Equity investments	564	49	515
Total assets	$839	$52	$787
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
As of March 31, 2023 and December 31, 2022, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of March 31, 2023, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $4.7 billion. We had a net forward asset of $23 million ($38 million gross forward asset) as of March 31, 2023 and a net forward asset of $15 million ($29 million gross forward asset) as of December 31, 2022 recorded in prepaid expenses and other current assets. We recorded $20 million and $(34) million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2023 and 2022.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $16 million asset as of March 31, 2023 and a $21 million asset as of December 31, 2022, recorded in long-term investments and other assets. The gain recognized in interest expense during the three months ended March 31, 2023 was $1 million. During the three months ended March 31, 2022, the gain recognized in interest expense was nominal.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we recognized gains of approximately $10 million and $23 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In addition, as of March 31, 2023, we have an equity investment related to our approximately 16% ownership interest in GBT JerseyCo Ltd (“GBT”) and a commensurate voting interest in the publicly traded company, Global Business Travel Group, Inc. (“GBTG”). Our shares in GBT are exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price at the end of the first quarter of 2023, which resulted in a loss of $9 million within other, net in our consolidated statements of operations during the three months ended March 31, 2023. For the three months ended March 31, 2022, we recorded a loss of approximately $2 million related to this investment.
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
Minority Investments without Readily Determinable Fair Values. As of both March 31, 2023 and December 31, 2022, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three months ended March 31, 2023 and 2022, we had no material gains or losses recognized related to these minority investments. As of March 31, 2023, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2023	December 31, 2022
	(In millions)
6.25% senior notes due 2025	$1,037	$1,036
5.0% senior notes due 2026	747	746
0% convertible senior notes due 2026	990	989
4.625% senior notes due 2027	745	745
3.8% senior notes due 2028	995	995
3.25% senior notes due 2030	1,237	1,237
2.95% senior notes due 2031	492	492
Long-term debt(1)	$6,243	$6,240
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $48 million and $73 million as of March 31, 2023 and December 31, 2022.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.0 billion and $4.9 billion as of March 31, 2023 and December 31, 2022. Additionally, the estimated fair value of the Convertible Notes was $895 million and $871 million as of March 31, 2023 and December 31, 2022. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2023, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of March 31, 2023 and December 31, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $41 million and $38 million as of March 31, 2023 and December 31, 2022, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of March 31, 2023, the Company’s treasury stock was comprised of approximately 135.0 million common stock and 7.3 million Class B shares. As of December 31, 2022, the Company’s treasury stock was comprised of approximately 130.5 million shares of common stock and 7.3 million Class B shares.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchases. In 2019, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized the repurchase of up to 20 million shares of our common stock. During the three months ended March 31, 2023, we repurchased, through open market transactions, 4.3 million shares under these authorizations for the total cost of $448 million, excluding transaction costs, representing an average repurchase price of $103.66 per share. As of March 31, 2023, 13.8 million shares remain authorized for repurchase with no fixed termination date for the repurchases. Subsequent to the end of the first quarter of 2023, we repurchased an additional 1.7 million shares for a total cost of $152 million, excluding transaction costs, representing an average purchase price of $93.04 per share.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options. As of March 31, 2023, we had stock-based awards outstanding representing approximately 14 million shares of our common stock, consisting of approximately 11 million RSUs and PSUs and options to purchase approximately 4 million shares of our common stock with a weighted average exercise price of $139.62 and weighted average remaining life of 3.6 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During the three months ended March 31, 2023, we granted approximately 5 million RSUs and PSUs.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of March 31, 2023 and December 31, 2022 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of March 31, 2023 of $12 million ($16 million before tax) and $16 million ($21 million before tax) as of December 31, 2022 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both March 31, 2023 and December 31, 2022 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2023, approximately 14 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2022, approximately 12 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2023, the effective tax rate was (128.5%) measured against a pre-tax loss, compared to a 40.9% effective tax rate measured against a pre-tax loss for the three months ended March 31, 2022. The change in the effective tax rate was primarily due to a lower quarter-to-date pre-tax loss and the discrete tax expense effect of the TripAdvisor audit assessment discussed below.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the

Notes to Consolidated Financial Statements – (Continued)

case is currently in Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest, including any offsetting correlative adjustments. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
On December 20, 2011, we completed a spin-off of TripAdvisor into a separate publicly-traded corporation. Pursuant to the tax sharing agreement between Expedia Group and TripAdvisor, TripAdvisor is responsible for its potential tax liabilities in connection with any consolidated income tax returns filed as a part of Expedia Group’s consolidated income tax return prior to or in connection with the spin-off. TripAdvisor is required to indemnify Expedia Group for any such taxes, including interest, penalties, legal, and professional fees.
In February 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $123 million, inclusive of interest, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. As Expedia Group is the primary obligor for this assessment, we are required to remit the final assessed payment amount to the IRS. Taking into account amounts previously recorded as an estimate of TripAdvisor’s tax liability, during the first quarter of 2023, we recorded $69 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment due to the IRS, including state tax effects. We anticipate we will receive from the IRS the final assessed amount due during this calendar year. At that time, we will compute and agree to the reimbursement required from TripAdvisor in settlement of the outstanding indemnification receivable for this matter. We continue to be subject to audit by the IRS for the 2011 to 2013 tax years for other audit matters including as discussed above.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million and $44 million as of March 31, 2023 and December 31, 2022, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Note 9 – Segment Information
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment is comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our B2C and B2B segments includes allocations of certain expenses, primarily related to our global travel supply organization and the majority of costs from our product and technology platform, as well as facility costs and the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.
Our segment disclosure includes intersegment revenues, which primarily consist of advertising and media services provided by our trivago segment to our B2C segment. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and Eliminations in the table below.
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
The following tables present our segment information for the three months ended March 31, 2023 and 2022. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,921	$668	$76	$—	$2,665
Intersegment revenue	—	—	43	(43)	—
Revenue	$1,921	$668	$119	$(43)	$2,665
Adjusted EBITDA	$148	$133	$20	$(116)	$185
Depreciation	(126)	(25)	(1)	(25)	(177)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(103)	(103)
Legal reserves, occupancy tax and other	—	—	—	(5)	(5)
Realized (gain) loss on revenue hedges	(4)	(2)	—	—	(6)
Operating income (loss)	$18	$106	$19	$(264)	(121)
Other income, net					60
Loss before income taxes					(61)
Provision for income taxes					(79)
Net loss					(140)
Net income attributable to non-controlling interests					(5)
Net loss attributable to Expedia Group, Inc.					$(145)

	Three months ended March 31, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,740	$432	$77	$—	$2,249
Intersegment revenue	—	—	39	(39)	—
Revenue	$1,740	$432	$116	$(39)	$2,249
Adjusted EBITDA	$188	$80	$25	$(120)	$173
Depreciation	(128)	(20)	(2)	(25)	(175)
Amortization of intangible assets	—	—	—	(22)	(22)
Stock-based compensation	—	—	—	(90)	(90)
Legal reserves, occupancy tax and other	—	—	—	(21)	(21)
Operating income (loss)	$60	$60	$23	$(278)	(135)
Other expense, net					(73)
Loss before income taxes					(208)
Provision for income taxes					85
Net loss					(123)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(122)

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2023	2022
	(in millions)
Business Model:
Merchant	$1,794	$1,485
Agency	666	566
Advertising, media and other	205	198
Total revenue	$2,665	$2,249
Service Type:
Lodging	$2,029	$1,610
Air	113	74
Advertising and media	175	166
Other(1)	348	399
Total revenue	$2,665	$2,249
____________________________
(1)Other includes car rental, insurance, destination services and cruise revenue, among other revenue streams, none of which are individually material.

Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, most COVID-19 related travel restrictions have been lifted, and countries around the world reopened their borders for foreign travel.
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
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers such as Vacasa, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com, and are expected to continue to grow as a percentage of the global accommodations market. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Most recently, ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers.
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
In 2022, we began evolving our strategy from being largely transactionally focused, where we were primarily focused on acquiring customers through performance channels, to building a direct relationship with our customers by allocating more marketing spend towards our loyalty programs, paid app downloads, and brand awareness. While we maintain a large portfolio of consumer brands, we put the majority of our marketing efforts towards our three core consumer brands: Expedia, Hotels.com and Vrbo.
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the first quarter of 2023, lodging accounted for 76%. Room nights booked grew 23% in the first three months of 2023, as compared to growth of 26% in 2022 and 71% in 2021. Average Daily Rates (“ADRs”) booked for Expedia Group declined 3% in first three months of 2023 and increased 3% in 2022 and 28% in 2021. Over the last couple of years, our lodging business saw a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of March 31, 2023, our global lodging marketplace had approximately 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and approximately 900,000 hotels and alternative accommodations through our other brands.
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
Air
Similar to the rest of travel, the airlines experienced a surge in pent-up demand, however they have been operating at reduced capacity due to staffing shortages, supply chain disruptions, and elevated fuel costs. Our air bookings improved in the first quarter of 2023 relative to 2022.
In the future, we could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 6% in the first three months of 2023, and increased 8% in 2022 and 43% in 2021. As a percentage of our total worldwide revenue in the first quarter of 2023, air accounted for 4%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first quarter of 2023, we generated $175 million of advertising and media revenue, a 6% increase from the same period in 2022, representing 7% of our total worldwide revenue.
Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In response, trivago has reduced its own marketing spend and lowered operating costs to preserve profitability. We expect trivago to continue to experience revenue pressure going forward.
Business Strategy
As we endeavor to power global travel for everyone, everywhere our focus is to: leverage our brand, supply and platform technology strength, to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers.
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
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. During 2020, Expedia Group unified its technology, product, data engineering and data science teams to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The unified team structure enables us to deliver more scalable services and operate more efficiently. All of our transaction-based businesses also now benefit from our shared platform infrastructure, including customer servicing and support, data centers, search capabilities, payment processing and fraud operations.
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
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation,

consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $45 million and $44 million as of March 31, 2023 and December 31, 2022, respectively.
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
Segments
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment is comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Gross bookings	$29,401	$24,412	20%
Revenue margin (1)	9.1%	9.2%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three months ended March 31, 2023, gross bookings increased 20% compared to the same period in 2022, as gross bookings for lodging and air improved due to increasing travel demand. Booked room nights for our lodging business increased 23% year over year.

Revenue margin decreased during the three months ended March 31, 2023 compared to the same period in 2022 driven mostly by a strong recovery in our lower-margin air business.
Results of Operations
Revenue

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Revenue by Segment
B2C	$1,921	$1,740	10%
B2B	668	432	55%
trivago (Third-party revenue)	76	77	(2)%
Total revenue	$2,665	$2,249	18%
Revenue increased 18% for the three months ended March 31, 2023, compared to the same period in 2022, with increases in our B2B and B2C segments resulting from increased lodging revenue.

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Revenue by Service Type
Lodging	$2,029	$1,610	26%
Air	113	74	53%
Advertising and media(1)	175	166	6%
Other	348	399	(13)%
Total revenue	$2,665	$2,249	18%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 26% for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by an increase in room nights stayed, partially offset by a slight decline in stayed ADRs.
Air revenue increased 53% for the three months ended March 31, 2023 primarily driven by a 43% increase in revenue per air ticket and a 6% growth in booked air tickets.
Advertising and media revenue increased 6% for the three months ended March 31, 2023, compared to the same period in 2022, due to an increase at Expedia Group Media Solutions. All other revenue, which includes car rental, insurance and destination services, decreased 13% for the three months ended March 31, 2023, compared to the same period in 2022, from a decrease in travel insurance and car rental revenue.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,794	$1,485	21%
Agency	666	566	18%
Advertising, media and other	205	198	3%
Total revenue	$2,665	$2,249	18%
Merchant revenue increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed as well as an increase in Vrbo merchant alternative accommodations revenue, partially offset by lower merchant travel insurance and car revenue.
Agency revenue increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in agency hotel and air revenue, partially offset by agency car and travel insurance revenue.
Advertising, media and other increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to an increase in advertising revenue.
Cost of Revenue

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Direct costs	$330	$299	10%
Personnel and overhead	84	72	17%
Total cost of revenue	$414	$371	12%
% of revenue	15.5%	16.5%
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
Cost of revenue increased $43 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher cloud costs and merchant fees as well as higher customer service personnel costs as a result of increased transaction volumes. As a percentage of revenue, cost of revenue decreased on leverage driven by ongoing efficiencies primarily across our customer support operations.
Selling and Marketing

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Direct costs	$1,487	$1,176	26%
Indirect costs	187	163	14%
Total selling and marketing	$1,674	$1,339	25%
% of revenue	62.8%	59.6%
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

Selling and marketing expenses increased $335 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by increased spend in B2C marketing channels as well as an increase in B2B partner commissions. Indirect costs increased compared to the prior year period due to higher headcount.

Technology and Content

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Personnel and overhead	$234	$202	16%
Other	83	68	20%
Total technology and content	$317	$270	17%
% of revenue	11.9%	12.0%
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
Technology and content expense increased $47 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to higher personnel costs due to increased headcount and $7 million higher stock-based compensation. In addition, licensing and maintenance costs increased by $11 million period over period.

General and Administrative

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Personnel and overhead	$152	$143	7%
Professional fees and other	32	43	(26)%
Total general and administrative	$184	$186	(1)%
% of revenue	6.9%	8.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense during the three months ended March 31, 2023 decreased slightly compared to the same period in 2022 as lower professional fees were partially offset by a headcount increase.

Depreciation and Amortization

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Depreciation	$177	$175	1%
Amortization of intangible assets	15	22	(32)%
Total depreciation and amortization	$192	$197	(3)%
Depreciation increased $2 million during the three months ended March 31, 2023, compared to the same period in 2022. Amortization of intangible assets decreased $7 million during the three months ended March 31, 2023, compared to the same period in 2022 primarily due to the completion of amortization in the fourth quarter of 2022 related to certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$5	$21	(77)%
% of revenue	0.2%	1.0%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for the three months ended March 31, 2023 primarily included changes to our reserve related to other taxes. Legal reserves, occupancy tax and other for the three months ended March 31, 2022 primarily related to certain other legal reserves for trivago, which were partially offset by immaterial charges to our reserve related to hotel occupancy and other taxes.
Operating Loss

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Operating loss	$(121)	$(135)	(11)%
% of revenue	(4.5)%	(6.0)%
During the three months ended March 31, 2023, we had an operating loss of $121 million, compared to an operating loss of $135 million for the same period in 2022. The lower loss in the current year period was primarily due to growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
B2C	$148	$188	(21)%
B2B	133	80	65%
trivago	20	25	(20)%
Unallocated overhead costs (Corporate)	(116)	(120)	(4)%
Total Adjusted EBITDA (1)	$185	$173	7%
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
Our B2C segment Adjusted EBITDA decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of an increase in marketing spend as mix shifted towards channels targeting long-term value travelers, partially offset by higher revenue. Our B2B segment experienced an improvement in Adjusted EBITDA during the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of revenue growth. Our trivago segment Adjusted EBITDA decreased during the three months ended March 31, 2023, compared to the same period in 2022, as a result of increases in marketing spend.

Interest Income and Expense

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Interest income	$43	$3	N/A
Interest expense	(61)	(81)	(24)%

Interest income increased for the three months ended March 31, 2023, compared to the same period in 2022, as a result of higher rates of return. Interest expense decreased for the three months ended March 31, 2023, compared to the same period in 2022, as a result of lower average senior notes outstanding in the current year period.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2023	2022
	($ in millions)
Foreign exchange rate losses, net	$(13)	$(17)
Gain on minority equity investments, net	1	21
TripAdvisor tax indemnification adjustment	69	—
Gain on sale of businesses, net	20	2
Other	1	(1)
Total other, net	$78	$5
During the three months ended March 31, 2023, we recognized a $69 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. See “Provision for Income Taxes” below for more information and discussion of a corresponding charge to income tax expense in the current period.
During the three months ended March 31, 2023, we recognized a $20 million gain related to the sale of a business in a prior year.
Provision for Income Taxes

	Three months ended March 31,
	2023	2022	% Change
	($ in millions)
Provision for income taxes	$79	$(85)	N/A
Effective tax rate	(128.5)%	40.9%
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2023, the effective tax rate was (128.5%) measured against a pre-tax loss, compared to a 40.9% effective tax rate measured against a pre-tax loss for the three months ended March 31, 2022. The change in the effective tax rate was primarily due to a lower quarter-to-date pre-tax loss and the discrete tax expense effect of the TripAdvisor audit assessment discussed below.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest, including any offsetting correlative adjustments. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
On December 20, 2011, we completed a spin-off of TripAdvisor into a separate publicly-traded corporation. Pursuant to the tax sharing agreement between Expedia Group and TripAdvisor, TripAdvisor is responsible for its potential tax liabilities in connection with any consolidated income tax returns filed as a part of Expedia Group’s consolidated income tax return prior to or in connection with the spin-off. TripAdvisor is required to indemnify Expedia Group for any such taxes, including interest, penalties, legal, and professional fees.
In February 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $123 million, inclusive of interest, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. As Expedia Group is the primary obligor for this assessment, we are required to remit the final assessed payment amount to the IRS. Taking into account amounts previously recorded as an estimate of TripAdvisor’s tax liability, during the first quarter of 2023, we recorded $69 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment due to the IRS, including state tax effects. We anticipate we will receive from the IRS the final assessed amount due during this calendar year. At that time, we will compute and agree to the reimbursement required from TripAdvisor in settlement of the outstanding indemnification receivable for this matter. We continue to be subject to audit by the IRS for the 2011 to 2013 tax years for other audit matters including as discussed above.
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

The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(145)	$(122)
Net income (loss) attributable to non-controlling interests	5	(1)
Provision for income taxes	79	(85)
Total other (income) expense, net	(60)	73
Operating loss	(121)	(135)
Gain (loss) on revenue hedges related to revenue recognized	6	—
Legal reserves, occupancy tax and other	5	21
Stock-based compensation	103	90
Depreciation and amortization	192	197
Adjusted EBITDA	$185	$173
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.9 billion and $4.1 billion at March 31, 2023 and December 31, 2022. As of March 31, 2023, the total cash and cash equivalents and short-term investments held outside the United States was $790 million ($465 million in wholly-owned foreign subsidiaries and $325 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at March 31, 2023.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2023, Moody’s rating was Baa3 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “stable.” In April 2023, Fitch’s outlook changed from “stable” to “positive,” which “reflects Fitch’s expectation that Expedia’s gross EBITDA leverage will approach 2x this year.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2023, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
Under the merchant model, we receive cash from travelers at the time of booking and we record these amounts on our consolidated balance sheets as deferred merchant bookings. We pay our airline suppliers related to these merchant model bookings generally within a few weeks after completing the transaction. For most other merchant bookings, which is primarily our merchant lodging business, we generally pay after the travelers’ use and, in some cases, subsequent billing from the hotel suppliers. Therefore, generally we receive cash from the traveler prior to paying our supplier, and this operating cycle represents a working capital source of cash to us. Typically, the seasonal fluctuations in our merchant hotel bookings have affected the timing of our annual cash flows. Generally, during the first half of the year, hotel bookings have traditionally exceeded stays, resulting in much higher cash flow related to working capital. During the second half of the year, this pattern typically reverses and cash flows are typically negative. Impacts of COVID-19 disrupted our typical working capital trends in prior years but in recent periods have seen booking and travel trends nearly normalize resulting in working capital benefits and positive cash flow in the current period akin to typical historical trends.
For 2023, we expect total capital expenditures for the full year to increase relative to our 2022 spending levels as we look to continue to improve our technology platforms, infrastructure, operational capabilities, and in the development of service offerings and expansion of our operations.

Our cash flows are as follows:

	Three months ended March 31,
	2023	2022	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,157	$2,991	$166
Investing activities	(195)	13	(208)
Financing activities	(437)	(663)	226
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	11	(11)	22
For the three months ended March 31, 2023, net cash provided by operating activities increased by $166 million primarily due to increased benefits from working capital changes driven primarily from a change in deferred merchant bookings as well as lower interest expense paid and higher interest income received in the current year.
For the three months ended March 31, 2023, we had net cash used in investing activities of $195 million compared to cash provided by investing activities of $13 million in the prior year period. The change was primarily due to higher net sales and maturities of investments in the prior year as well as higher capital expenditures in the current year.
For the three months ended March 31, 2023, net cash used in financing activities primarily included $469 million of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $29 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2022, net cash used in financing activities primarily included payments of $724 million related to the extinguishment of our 2.5% senior notes as well as $47 million of cash paid for treasury stock activity related to the vesting of equity instruments. These uses of cash were largely offset by $101 million of proceeds from the exercise of options and employee stock purchase plans.
During the three months ended March 31, 2023, we repurchased, through open market transactions, 4.3 million shares under a 2019 share authorization for a total cost of $448 million, excluding transaction costs. As of March 31, 2023, there were approximately 13.8 million shares remaining under the authorization. There is no fixed termination date for the repurchases.
Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2023 of $11 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the current period compared to $11 million decrease in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar.
Other than discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2022.
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

	March 31, 2023	December 31, 2022
	(In millions)
Combined Balance Sheets Information:
Current Assets	$9,867	$6,720
Non-Current Assets	10,082	10,458
Current Liabilities (1)	14,203	10,407
Non-Current Liabilities	6,825	6,777

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$2,139	$9,431
Operating income (loss) (2)	(197)	747
Net income (loss)	(227)	150
Net income (loss) attributable to Obligors	(233)	146
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $958 million as of March 31, 2023 and $466 million as of December 31, 2022.
(2)Operating income (loss) includes net intercompany income with non-guarantors of $3 million for the three months ended March 31, 2023 and $35 million for the year ended December 31, 2022.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2023. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2022. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Pine Bluff, Arkansas Litigation. On February 24, 2023, the trial court issued final judgment against the defendant online travel companies. The defendants filed a notice of appeal to the Arkansas Supreme Court on March 23, 2023. That appeal remains pending.
State of Mississippi Litigation. The Mississippi Supreme Court heard argument on defendants’ appeal of the trial court’s final judgment on April 11, 2023 and the parties await a ruling.
Clark County, Nevada Litigation. On March 31, 2023, the court granted defendants’ motion for summary judgment as to all claims.
City of Charleston, South Carolina Litigation. The court heard argument on HomeAway.com, Inc.’s motion to dismiss on February 14, 2023. On April 4, 2023, the court denied the motion.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized a repurchase of up to 20 million shares of our common stock. A summary of the repurchase activity for the first quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2023	—	$—	—	18,094
February 1-28, 2023	1,455	$109.91	1,455	16,639
March 1-31, 2023	2,866	$100.48	2,866	13,773
Total	4,321		4,321

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1
First Amendment, dated as of April 12, 2023, to the Credit Agreement dated as of April 14, 2022, among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 4, 2023	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer