Form 10-Q
period 2023-06-30
Expedia Group, Inc.
filed 2023-08-03
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of July 21, 2023 was:

Common stock, $0.0001 par value per share	137,841,180	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$3,358	$3,181	$6,023	$5,430
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	407	419	821	790
Selling and marketing (1)	1,770	1,716	3,444	3,055
Technology and content (1)	344	284	661	554
General and administrative (1)	194	189	378	375
Depreciation and amortization	199	197	391	394
Impairment of intangible assets	—	29	—	29
Legal reserves, occupancy tax and other	1	2	6	23
Operating income	443	345	322	210
Other income (expense):
Interest income	63	10	106	13
Interest expense	(61)	(73)	(122)	(154)
Loss on debt extinguishment	—	(24)	—	(24)
Other, net	19	(385)	97	(380)
Total other income (expense), net	21	(472)	81	(545)
Income (loss) before income taxes	464	(127)	403	(335)
Provision for income taxes	(77)	(58)	(156)	27
Net income (loss)	387	(185)	247	(308)
Net (income) loss attributable to non-controlling interests	(2)	—	(7)	1
Net income (loss) attributable to Expedia Group, Inc.	$385	$(185)	$240	$(307)

Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.62	$(1.17)	$1.60	$(1.96)
Diluted	2.54	(1.17)	1.55	(1.96)
Shares used in computing earnings (loss) per share (000's):
Basic	147,168	157,290	149,808	156,831
Diluted	151,844	157,290	154,425	156,831
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$3	$7	$6
Selling and marketing	20	17	40	32
Technology and content	36	27	70	54
General and administrative	46	46	92	91

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$387	$(185)	$247	$(308)
Currency translation adjustments, net of tax(1)	3	(99)	31	(116)
Comprehensive income (loss)	390	(284)	278	(424)
Less: Comprehensive income (loss) attributable to non-controlling interests	1	(20)	11	(26)
Comprehensive income (loss) attributable to Expedia Group, Inc.	$389	$(264)	$267	$(398)

(1)Currency translation adjustments include tax benefit of $1 million and $2 million for the three and six months ended June 30, 2023 and tax expense of $6 million and $9 million for the three and six months ended June 30, 2022 associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,274	$4,096
Restricted cash and cash equivalents	2,484	1,755
Short-term investments	27	48
Accounts receivable, net of allowance of $51 and $40	2,903	2,078
Income taxes receivable	70	40
Prepaid expenses and other current assets	1,055	774
Total current assets	12,813	8,791
Property and equipment, net	2,318	2,210
Operating lease right-of-use assets	348	363
Long-term investments and other assets	1,202	1,184
Deferred income taxes	665	661
Intangible assets, net	1,180	1,209
Goodwill	7,150	7,143
TOTAL ASSETS	$25,676	$21,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,775	$1,709
Accounts payable, other	1,066	947
Deferred merchant bookings	11,523	7,151
Deferred revenue	185	163
Income taxes payable	61	21
Accrued expenses and other current liabilities	819	787
Total current liabilities	15,429	10,778
Long-term debt	6,247	6,240
Deferred income taxes	35	52
Operating lease liabilities	302	312
Other long-term liabilities	447	451
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 280,006 and 278,264; Shares outstanding: 138,885 and 147,757
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,072	14,795
Treasury stock - Common stock and Class B, at cost; Shares 148,398 and 137,783	(11,937)	(10,869)
Retained earnings (deficit)	(1,169)	(1,409)
Accumulated other comprehensive income (loss)	(207)	(234)
Total Expedia Group, Inc. stockholders’ equity	1,759	2,283
Non-redeemable non-controlling interests	1,457	1,445
Total stockholders’ equity	3,216	3,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,676	$21,561

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2022	276,329,170	$—	12,799,999	$—	$14,431	132,051,439	$(10,309)	$(1,883)	$(161)	$1,489	$3,567
Net loss								(185)		—	(185)
Other comprehensive loss, net of taxes									(79)	(20)	(99)
Proceeds from exercise of equity instruments and employee stock purchase plans	637,923	—			13						13
Treasury stock activity related to vesting of equity instruments						168,251	(22)				(22)
Other changes in ownership of non-controlling interests					1					2	3
Stock-based compensation expense					104						104
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381

Six months ended June 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net loss								(307)		(1)	(308)
Other comprehensive loss, net of taxes									(91)	(25)	(116)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,306,368	—			114						114
Treasury stock activity related to vesting of equity instruments						406,926	(69)				(69)
Other changes in ownership of non-controlling interests					5					2	7
Stock-based compensation expense					201						201
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2023	279,097,139	$—	12,799,999	$—	$14,938	142,289,349	$(11,341)	$(1,554)	$(211)	$1,458	$3,290
Net income								385		2	387
Other comprehensive income (loss), net of taxes									4	(1)	3
Proceeds from exercise of equity instruments and employee stock purchase plans	909,098	—			11						11
Withholding taxes for stock options					(4)						(4)
Treasury stock activity related to vesting of equity instruments						262,605	(24)				(24)
Common stock repurchases						5,846,205	(569)				(569)
Other changes in ownership of non-controlling interests					5					(2)	3
Stock-based compensation expense					122						122
Other					—		(3)				(3)
Balance as of June 30, 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216

Six months ended June 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	—	12,799,999	—	14,795	137,783,429	(10,869)	(1,409)	(234)	1,445	$3,728
Net income								240		7	247
Other comprehensive income, net of taxes									27	4	31
Proceeds from exercise of equity instruments and employee stock purchase plans	1,742,002	—			40						40
Withholding taxes for stock options					(4)						(4)
Treasury stock activity related to vesting of equity instruments						447,252	(45)				(45)
Common stock repurchases						10,167,478	(1,017)				(1,017)
Other changes in ownership of non-controlling interests					5					1	6
Stock-based compensation expense					236						236
Other					—		(6)				(6)
Balance as of June 30, 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$247	$(308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	361	351
Amortization of intangible assets	30	43
Impairment of intangible assets	—	29
Amortization of stock-based compensation	209	183
Deferred income taxes	(17)	(83)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(3)	109
Realized (gain) loss on foreign currency forwards, net	(26)	75
(Gain) loss on minority equity investments, net	(54)	352
Loss on debt extinguishment	—	24
Other, net	28	(19)
Changes in operating assets and liabilities:
Accounts receivable	(846)	(921)
Prepaid expenses and other assets	(147)	(330)
Accounts payable, merchant	66	214
Accounts payable, other, accrued expenses and other liabilities	175	547
Tax payable/receivable, net	(91)	(1)
Deferred merchant bookings	4,371	4,354
Net cash provided by operating activities	4,303	4,619
Investing activities:
Capital expenditures, including internal-use software and website development	(456)	(315)
Purchases of investments	—	(60)
Sales and maturities of investments	22	200
Proceeds from initial exchange of cross-currency interest rate swaps	—	337
Payments for initial exchange of cross-currency interest rate swaps	—	(337)
Other, net	46	(73)
Net cash used in investing activities	(388)	(248)
Financing activities:
Payment of long-term debt	—	(1,724)
Debt extinguishment costs	—	(20)
Purchases of treasury stock	(1,062)	(69)
Proceeds from exercise of equity awards and employee stock purchase plan	40	114
Other, net	4	12
Net cash used in financing activities	(1,018)	(1,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	10	(165)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,907	2,519
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,851	5,805
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,758	$8,324
Supplemental cash flow information
Cash paid for interest	$115	$167
Income tax payments, net	193	56
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2023
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $685 million as of June 30, 2023 and $480 million as of December 31, 2022.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2022, $6.2 billion of advance cash payments was reported within deferred merchant bookings, $4.5 billion of which was recognized resulting in $716 million of revenue during the six months ended June 30, 2023. At June 30, 2023, the related balance was $10.6 billion.
At December 31, 2022, $961 million of deferred loyalty rewards was reported within deferred merchant bookings, $467 million of which was recognized within revenue during the six months ended June 30, 2023. At June 30, 2023, the related balance was $964 million.
Deferred Revenue. At December 31, 2022, $163 million was recorded as deferred revenue, $100 million of which was recognized as revenue during the six months ended June 30, 2023. At June 30, 2023, the related balance was $185 million.
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

	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$6,274	$4,096
Restricted cash and cash equivalents	2,484	1,755
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,758	$5,851

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2023, we recorded approximately $24 million of incremental allowance for expected uncollectible accounts, offset by $13 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$4	$4	$—
Term deposits	194	—	194
Derivatives:
Cross-currency interest rate swaps	15	—	15
Investments:
Term deposits	27	—	27
Equity investments	622	68	554
Total assets	$862	$72	$790

Liabilities
Derivatives:
Foreign currency forward contracts	$26	$—	$26
Financial assets measured at fair value on a recurring basis as of December 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—
Term deposits	188	—	188
Derivatives:
Foreign currency forward contracts	15	—	15
Cross-currency interest rate swaps	21	—	21
Investments:
Term deposits	48	—	48
Equity investments	564	49	515
Total assets	$839	$52	$787
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
We hold term deposit investments with financial institutions. Term deposits with original maturities of less than three months are classified as cash equivalents. Those with remaining maturities of less than one year are classified within short-term investments and those with remaining maturities of greater than one year are classified within long-term investments and other assets.
As of June 30, 2023 and December 31, 2022, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of June 30, 2023, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.0 billion. We had a net forward liability of $26 million ($44 million gross forward liability) as of June 30, 2023 recorded in accrued expenses and other current liabilities and a net forward asset of $15 million ($29 million gross forward asset) as of December 31, 2022 recorded in prepaid expenses and other current assets. We recorded $35 million and $49 million in net losses from foreign currency forward contracts during the three months ended June 30, 2023 and 2022, as well as $15 million and $84 million during the six months ended June 30, 2023 and 2022.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $15 million asset as of June 30, 2023 and a $21 million asset as of December 31, 2022, recorded in long-term investments and other assets. The gain recognized in interest expense was $3 million and $2 million during the six months ended June 30, 2023 and 2022.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2023 and 2022, we recognized a gain of approximately $18 million and a loss of approximately $16 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In addition, as of June 30, 2023, we had an equity investment related to our approximately 16% ownership interest in GBT JerseyCo Ltd (“GBT”) and a commensurate voting interest in the publicly traded company, Global Business Travel Group, Inc. (“GBTG”). Our shares in GBT are exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price at the end of the second quarter of 2023, which resulted in a gain of $36 million within other, net in our consolidated statements of operations during the six months ended June 30, 2023. For the six months ended June 30, 2022, we recorded a loss of approximately $335 million related to this investment. In July 2023, GBTG simplified its organizational structure, and we exchanged our GBT shares for an equal number of GBTG shares with no change to our ownership interest. As a result, as of the third quarter of 2023, we will reclassify our investment from Level 2 to a Level 1 asset.
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
Minority Investments without Readily Determinable Fair Values. As of both June 30, 2023 and December 31, 2022, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three and six months ended June 30, 2023 and 2022, we had no material gains or losses recognized related to these minority investments. As of June 30, 2023, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2023	December 31, 2022
	(In millions)
6.25% senior notes due 2025	$1,038	$1,036
5.0% senior notes due 2026	747	746
0% convertible senior notes due 2026	991	989
4.625% senior notes due 2027	746	745
3.8% senior notes due 2028	995	995
3.25% senior notes due 2030	1,238	1,237
2.95% senior notes due 2031	492	492
Long-term debt(1)	$6,247	$6,240
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $73 million as of both June 30, 2023 and December 31, 2022.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.0 billion and $4.9 billion as of June 30, 2023 and December 31, 2022. Additionally, the estimated fair value of the Convertible Notes was $878 million and $871 million as of June 30, 2023 and December 31, 2022. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2023, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of June 30, 2023 and December 31, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $40 million and $38 million as of June 30, 2023 and December 31, 2022, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of June 30, 2023, the Company’s treasury stock was comprised of approximately 141.1 million common stock and 7.3 million Class B shares. As of December 31, 2022, the Company’s treasury stock was comprised of approximately 130.5 million shares of common stock and 7.3 million Class B shares.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchases. In 2019, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized the repurchase of up to 20 million shares of our common stock. During the six months ended June 30, 2023, we repurchased, through open market transactions, 10.2 million shares under these authorizations for a total cost of $1.0 billion, excluding transaction costs, representing an average repurchase price of $100.00 per share. As of June 30, 2023, 7.9 million shares remain authorized for repurchase with no fixed termination date for the repurchases. Subsequent to the end of the second quarter of 2023, we repurchased an additional 1.6 million shares for a total cost of $183 million, excluding transaction costs, representing an average purchase price of $115.97 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of June 30, 2023 and December 31, 2022 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of June 30, 2023 of $11 million ($15 million before tax) and $16 million ($21 million before tax) as of December 31, 2022 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both June 30, 2023 and December 31, 2022 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings (Loss) Per Share
The following table presents our basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income (loss) attributable to Expedia Group, Inc.	$385	$(185)	$240	$(307)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.62	$(1.17)	$1.60	$(1.96)
Diluted	2.54	(1.17)	1.55	(1.96)
Weighted average number of shares outstanding (000's):
Basic	147,168	157,290	149,808	156,831
Dilutive effect of:
Convertible Notes	3,921	—	3,921	—
Stock-based awards	748	—	690	—
Other dilutive securities	7	—	6	—
Diluted	151,844	157,290	154,425	156,831
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2023, approximately 7 million shares from outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2022, approximately 11 million shares from outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 – Income Taxes
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.

Notes to Consolidated Financial Statements – (Continued)

For the three months ended June 30, 2023, the effective tax rate was 16.7% measured against pre-tax income, compared to (46.2)% measured against a pre-tax loss in the prior year period. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments recorded in the prior year period.
For the six months ended June 30, 2023, the effective tax rate was 38.7% measured against pre-tax income, compared to 8.0% measured against a pre-tax loss in the prior year period. The increase in the effective tax rate was primarily due to the TripAdvisor audit assessment discussed below as well as nondeductible mark-to-market adjustments recorded in the prior year period.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
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
In the first half of 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. To date, we have recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances,

Notes to Consolidated Financial Statements – (Continued)

in the amount of $46 million and $44 million as of June 30, 2023 and December 31, 2022, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Note 9 – Segment Information
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment is primarily comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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
The following tables present our segment information for the three and six months ended June 30, 2023 and 2022. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,415	$861	$82	$—	$3,358
Intersegment revenue	—	—	54	(54)	—
Revenue	$2,415	$861	$136	$(54)	$3,358
Adjusted EBITDA	$653	$206	$13	$(125)	$747
Depreciation	(130)	(27)	(1)	(26)	(184)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(106)	(106)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Realized (gain) loss on revenue hedges	6	(4)	—	—	2
Operating income (loss)	$529	$175	$12	$(273)	443
Other income, net					21
Income before income taxes					464
Provision for income taxes					(77)
Net income					387
Net income attributable to non-controlling interests					(2)
Net income attributable to Expedia Group, Inc.					$385

	Three months ended June 30, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,420	$650	$111	$—	$3,181
Intersegment revenue	—	—	43	(43)	—
Revenue	$2,420	$650	$154	$(43)	$3,181
Adjusted EBITDA	$582	$156	$33	$(123)	$648
Depreciation	(127)	(20)	(3)	(26)	(176)
Amortization of intangible assets	—	—	—	(21)	(21)
Impairment of intangible assets	—	—	—	(29)	(29)
Stock-based compensation	—	—	—	(93)	(93)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Realized (gain) loss on revenue hedges	15	3	—	—	18
Operating income (loss)	$470	$139	$30	$(294)	345
Other expense, net					(472)
Loss before income taxes					(127)
Provision for income taxes					(58)
Net loss					(185)
Net loss attributable to non-controlling interests					—
Net loss attributable to Expedia Group, Inc.					$(185)

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,336	$1,529	$158	$—	$6,023
Intersegment revenue	—	—	97	(97)	—
Revenue	$4,336	$1,529	$255	$(97)	$6,023
Adjusted EBITDA	$801	$339	$33	$(241)	$932
Depreciation	(256)	(52)	(2)	(51)	(361)
Amortization of intangible assets	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	(209)	(209)
Legal reserves, occupancy tax and other	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	2	(6)	—	—	(4)
Operating income (loss)	$547	$281	$31	$(537)	322
Other income, net					81
Income before income taxes					403
Provision for income taxes					(156)
Net income					247
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$240

	Six months ended June 30, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,160	$1,082	$188	$—	$5,430
Intersegment revenue	—	—	82	(82)	—
Revenue	$4,160	$1,082	$270	$(82)	$5,430
Adjusted EBITDA	$770	$236	$58	$(243)	$821
Depreciation	(255)	(40)	(5)	(51)	(351)
Amortization of intangible assets	—	—	—	(43)	(43)
Impairment of intangible assets	—	—	—	(29)	(29)
Stock-based compensation	—	—	—	(183)	(183)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	15	3	—	—	18
Operating income (loss)	$530	$199	$53	$(572)	210
Other expense, net					(545)
Loss before income taxes					(335)
Provision for income taxes					27
Net loss					(308)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(307)

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Business Model:
Merchant	$2,300	$2,125	$4,094	$3,610
Agency	824	808	1,490	1,374
Advertising, media and other	234	248	439	446
Total revenue	$3,358	$3,181	$6,023	$5,430
Service Type:
Lodging	$2,698	$2,400	$4,727	$4,010
Air	111	95	224	169
Advertising and media	201	213	376	379
Other(1)	348	473	696	872
Total revenue	$3,358	$3,181	$6,023	$5,430
____________________________
(1)Other includes car rental, insurance, activities and cruise revenue, among other revenue streams, none of which are individually material.

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
Trends
The COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. In May 2023, the World Health Organization formally declared an end to the COVID-19 global health emergency and countries around the world are generally open for international travel. However, it remains difficult to predict with any certainty any future impact that COVID-19, including any future variations, may have on the travel industry and, in particular, our business.
More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as rising interest rates, currency fluctuations and energy price volatility, have contributed to an increasingly complex macroeconomic environment. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends. Broad, sustained negative economic impacts could put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions.
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
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers such as Vacasa, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com, and are expected to continue to grow as a percentage of the global accommodations market. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Most recently, ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other online travel agencies (“OTAs”) with B2B offerings, as well as other competitors.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2023, lodging accounted for 80%. Room nights booked grew 15% in the first half of 2023, as compared to growth of 26% in 2022 and 71% in 2021. Average Daily Rates (“ADRs”) booked for Expedia Group declined 2% in first half of 2023 and increased 3% in 2022 and 28% in 2021. Over the last couple of years, our lodging business saw a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of June 30, 2023, our global lodging marketplace had over 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and approximately 940,000 hotels and alternative accommodations through our other brands.
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
Alternative Accommodations. Over the past decade, we expanded into the fast-growing alternative accommodations market. Vrbo is a leader, specializing in unique whole home inventory, primarily in North American leisure markets, and represents an attractive growth opportunity for Expedia Group.
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
Since our hotel and alternative accommodation supplier agreements are generally negotiated on a percentage basis, any increase or decrease in ADRs has an impact on the revenue we earn per room night. In the future, we could see macroeconomic factors influence ADR trends, including rising living costs due to inflation and higher interest rates. Other factors that could lead to moderating ADRs include growth in hotel supply and the increase in alternative accommodation inventory.
Air
Similar to the rest of travel, the airlines experienced a surge in pent-up demand when COVID-19 restrictions were lifted, however they continued to operate at reduced capacity due to staffing shortages and supply chain disruptions.
In the future, we could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Air ticket volumes increased 4% in the first half of 2023, and increased 8% in 2022 and 43% in 2021. As a percentage of our total worldwide revenue in the second quarter of 2023, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2023, we generated $376 million of advertising and media revenue, a 1% decrease from the same period in 2022. As a percentage of our total worldwide revenue in the second quarter of 2023, advertising and media accounted for 6%.
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
In 2021, we announced plans to unify and expand our existing loyalty programs into one global rewards platform called “One Key” spanning all our main brands, which launched in July 2023 in the United States with other markets to follow. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $44 million as of June 30, 2023 and December 31, 2022, respectively.

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
Segments
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment is primarily comprised of Expedia Partner Solutions, which offers private label and co-branded products to make travel services available to travelers through third-party company branded websites. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Gross bookings	$27,321	$26,139	5%	$56,722	$50,551	12%
Revenue margin (1)	12.3%	12.2%		10.6%	10.7%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and six months ended June 30, 2023, gross bookings increased 5% and 12%, compared to the same periods in 2022, as gross bookings for lodging improved due to increasing travel demand. Booked room nights for our lodging business increased 9% and 15% for the three and six months ended June 30, 2023.
Revenue margin remained relatively consistent period over period with a slight increase during the three months ended June 30, 2023 and a slight decrease during the six months ended June 30, 2023 compared to the same periods in 2022.

Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,415	$2,420	—%	$4,336	$4,160	4%
B2B	861	650	32%	1,529	1,082	41%
trivago (Third-party revenue)	82	111	(25)%	158	188	(16)%
Total revenue	$3,358	$3,181	6%	$6,023	$5,430	11%
Revenue increased 6% and 11% for the three and six months ended June 30, 2023, compared to the same periods in 2022, on strong growth in our B2B segment resulting from increased lodging revenue.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,698	$2,400	12%	$4,727	$4,010	18%
Air	111	95	17%	224	169	33%
Advertising and media(1)	201	213	(6)%	376	379	(1)%
Other	348	473	(26)%	696	872	(20)%
Total revenue	$3,358	$3,181	6%	$6,023	$5,430	11%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 12% and 18% for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily driven by an increase in room nights stayed, partially offset by a slight decline in stayed ADRs.
Air revenue increased 17% and 33% for the three and six months ended June 30, 2023 primarily driven by an increase in revenue per air ticket.
Advertising and media revenue decreased 6% and 1% for the three and six months ended June 30, 2023, compared to the same periods in 2022, due to a decline in trivago revenue, partially offset by an increase at Expedia Group Media Solutions. All other revenue, which includes car rental, insurance, cruise and activities, decreased 26% and 20% for the three and six months ended June 30, 2023, compared to the same periods in 2022, from a decrease in travel insurance and car rental revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,300	$2,125	8%	$4,094	$3,610	13%
Agency	824	808	2%	1,490	1,374	8%
Advertising, media and other	234	248	(6)%	439	446	(2)%
Total revenue	$3,358	$3,181	6%	$6,023	$5,430	11%
Merchant revenue increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in agency hotel and air revenue.

Advertising, media and other decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to a decrease in trivago advertising revenue.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Direct costs	$319	$345	(7)%	$649	$644	1%
Personnel and overhead	88	74	17%	172	146	17%
Total cost of revenue	$407	$419	(3)%	$821	$790	4%
% of revenue	12.1%	13.2%		13.6%	14.6%
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
Cost of revenue decreased $12 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to lower costs associated with our direct customer service costs and other operations, partially offset by higher cloud costs and customer service personnel costs as a result of increased transaction volumes. Cost of revenue increased $31 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily due to higher cloud costs and customer service personnel costs as a result of increased transaction volumes, partially offset by lower costs associated with our direct customer service and other operations. As a percentage of revenue, cost of revenue decreased for both periods on leverage driven by ongoing efficiencies across our customer support and other operations.
Selling and Marketing

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Direct costs	$1,579	$1,549	2%	$3,066	$2,725	13%
Indirect costs	191	167	14%	378	330	14%
Total selling and marketing	$1,770	$1,716	3%	$3,444	$3,055	13%
% of revenue	52.7%	53.9%		57.2%	56.3%
Selling and marketing expense primarily relates to direct costs, including traffic generation costs from search engines and internet portals, television and print spending, private label and affiliate program commissions, public relations and other costs. The remainder of the expense relates to indirect costs, including personnel and related overhead in our various brands and global supply organization as well as stock-based compensation costs.
Selling and marketing expenses increased $54 million and $389 million during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily driven by an increase in B2B partner commissions to support strong growth. Indirect costs increased compared to the prior year period due to higher headcount.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$251	$207	21%	$485	$409	19%
Other	93	77	23%	176	145	22%
Total technology and content	$344	$284	22%	$661	$554	19%
% of revenue	10.3%	8.9%		11.0%	10.2%
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
Technology and content expense increased $60 million and $107 million during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to higher personnel costs from increased headcount to support our strategic initiatives, as well as higher stock-based compensation of $9 million and $17 million period over period.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$159	$149	7%	$311	$292	7%
Professional fees and other	35	40	(13)%	67	83	(20)%
Total general and administrative	$194	$189	2%	$378	$375	1%
% of revenue	5.8%	6.0%		6.3%	6.9%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense during the three and six months ended June 30, 2023 increased slightly compared to the same periods in 2022 as headcount increases were partially offset by lower professional fees and miscellaneous business taxes.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Depreciation	$184	$176	5%	$361	$351	3%
Amortization of intangible assets	15	21	(29)%	30	43	(31)%
Total depreciation and amortization	$199	$197	1%	$391	$394	(1)%
Depreciation increased $8 million and $10 million during the three and six months ended June 30, 2023, compared to the same periods in 2022. Amortization of intangible assets decreased $6 million and $13 million during the three and six months ended June 30, 2023, compared to the same periods in 2022 primarily due to the completion of amortization in the fourth quarter of 2022 related to certain intangible assets.

Impairment of Intangible Assets
During the three and six months ended June 30, 2022, we recognized intangible impairment charges of $29 million related to an indefinite-lived trade name within our trivago segment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$1	$2	(58)%	$6	23	(76)%
% of revenue	—%	—%		0.1%	0.4%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for the six months ended June 30, 2023 primarily included changes to our reserve related to other taxes. During the six months ended June 30, 2022, the charges primarily related to certain other legal reserves for trivago.
Operating Income

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Operating income	$443	$345	28%	$322	$210	53%
% of revenue	13.2%	10.9%		5.3%	3.9%
During the three and six months ended June 30, 2023, the increase in operating income in the current year periods was primarily due to growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
B2C	$653	$582	12%	$801	$770	4%
B2B	206	156	32%	339	236	43%
trivago	13	33	(60)%	33	58	(42)%
Unallocated overhead costs (Corporate)	(125)	(123)	2%	(241)	(243)	(1)%
Total Adjusted EBITDA (1)	$747	$648	15%	$932	$821	13%
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
Our B2C segment Adjusted EBITDA increased during the three and six months ended June 30, 2023, compared to the same periods in 2022, as a result of marketing efficiencies and deferral of marketing spend. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, as a result of revenue declines.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Interest income	$63	$10	N/A	$106	$13	N/A
Interest expense	(61)	(73)	(16)%	(122)	(154)	(20)%
Loss on debt extinguishment	—	(24)	N/A	—	(24)	N/A

Interest income increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, as a result of higher rates of return. Interest expense decreased for the three and six months ended June 30, 2023, compared to the same periods in 2022, as a result of lower average senior notes outstanding in the current year periods.
As a result of the early redemption of the 3.6% and 4.5% senior unsecured notes during the three and six months ended June 30, 2022, we recognized a loss on debt extinguishment of $24 million, which primarily included the payment of early payment premiums as well as the write-off of unamortized discount and debt issuance costs.
Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	($ in millions)
Foreign exchange rate losses, net	$(35)	$(14)	$(48)	$(31)
Gains (losses) on minority equity investments, net	53	(373)	54	(352)
TripAdvisor tax indemnification adjustment	(2)	—	67	—
Gain on sale of businesses, net	4	—	24	2
Other	(1)	2	—	1
Total other, net	$19	$(385)	$97	$(380)
During the six months ended June 30, 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. See “Provision for Income Taxes” below for more information and discussion of a corresponding charge to income tax expense in the current period.
During the six months ended June 30, 2023, we recognized $24 million in gains related to sales of businesses in prior years.
For the three and six months ended June 30, 2022, losses on minority equity investments, net included $333 million and $335 million of losses related to mark-to-market adjustments in the fair value of our Global Business Travel Group, Inc (“GBTG”) investment.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$77	$58	33%	$156	$(27)	N/A
Effective tax rate	16.7%	(46.2)%		38.7%	8.0%

We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2023, the effective tax rate was 16.7% measured against pre-tax income, compared to (46.2)% measured against a pre-tax loss in the prior year period. The change in the effective tax rate was primarily due to nondeductible mark-to-market adjustments to our minority equity investments recorded in the prior year period.
For the six months ended June 30, 2023, the effective tax rate was 38.7% measured against pre-tax income, compared to 8.0% measured against a pre-tax loss in the prior year period. The increase in the effective tax rate was primarily due to the TripAdvisor audit assessment discussed below as well as nondeductible mark-to-market adjustments recorded in the prior year period.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the fourth quarter of 2022, the IRS issued similar proposed adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
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
In the first half of 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. To date, we have recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In millions)
Net income (loss) attributable to Expedia Group, Inc.	$385	$(185)	$240	$(307)
Net income (loss) attributable to non-controlling interests	2	—	7	(1)
Provision for income taxes	77	58	156	(27)
Total other (income) expense, net	(21)	472	(81)	545
Operating income	443	345	322	210
Gain (loss) on revenue hedges related to revenue recognized	(2)	(18)	4	(18)
Legal reserves, occupancy tax and other	1	2	6	23
Stock-based compensation	106	93	209	183
Depreciation and amortization	199	197	391	394
Impairment of intangible assets	—	29	—	29
Adjusted EBITDA	$747	$648	$932	$821
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $6.3 billion and $4.1 billion at June 30, 2023 and December 31, 2022. As of June 30, 2023, the total cash and cash equivalents and short-term investments held outside the United States was $791 million ($468 million in wholly-owned foreign subsidiaries and $323 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at June 30, 2023.
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2023, Moody’s rating was Baa3 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2023, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Six months ended June 30,
	2023	2022	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,303	$4,619	$(316)
Investing activities	(388)	(248)	(140)
Financing activities	(1,018)	(1,687)	669
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	10	(165)	175
For the six months ended June 30, 2023, net cash provided by operating activities decreased by $316 million primarily due to decreased benefits from working capital changes driven primarily from timing in accounts payable and other accrued expenses, partially offset by lower interest expense paid and higher interest income received in the current year.
For the six months ended June 30, 2023, we had net cash used in investing activities of $388 million compared to $248 million in the prior year period. The change was primarily due to higher capital expenditures in the current year as well as higher net sales and maturities of investments in the prior year.
For the six months ended June 30, 2023, net cash used in financing activities primarily included $1.1 billion of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $40 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2022, net cash used in financing activities primarily included payments of $1.7 billion related to the extinguishment of our 2.5%, 3.6% and 4.5% senior notes as well as $69 million of cash paid for treasury stock activity related to the vesting of equity instruments. These uses of cash were partially offset by $114 million of proceeds from the exercise of options and employee stock purchase plans.
During the six months ended June 30, 2023, we repurchased, through open market transactions, 10.2 million shares under a 2019 share authorization for a total cost of approximately $1 billion, excluding transaction costs. As of June 30, 2023, there were approximately 7.9 million shares remaining under the authorization. There is no fixed termination date for the repurchases.
Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2023 of $10 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the current period compared to $165 million decrease in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar.
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

	June 30, 2023	December 31, 2022
	(In millions)
Combined Balance Sheets Information:
Current Assets	$10,327	$6,720
Non-Current Assets	10,637	10,458
Current Liabilities (1)	15,434	10,407
Non-Current Liabilities	6,783	6,777

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$4,856	$9,431
Operating income (2)	129	747
Net income (loss)	(377)	150
Net income (loss) attributable to Obligors	(385)	146
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $1.2 billion as of June 30, 2023 and $466 million as of December 31, 2022.
(2)Operating income includes net intercompany income with non-guarantors of $35 million for the six months ended June 30, 2023 and $35 million for the year ended December 31, 2022.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2023. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
State of Louisiana/City of New Orleans Litigation. The Louisiana First Circuit Court of Appeals has scheduled argument on the appeals for August 9, 2023.

Other Legal Proceedings
Helms-Burton Litigation. On May 31, 2023, Expedia filed a Petition for Writ of Certiori with the Supreme Court in the Del Valle matter.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Board of Directors and the Executive Committee, pursuant to a delegation of authority from the Board, authorized a repurchase of up to 20 million shares of our common stock. A summary of the repurchase activity for the second quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2023	1,634	$93.04	1,634	12,139
May 1-31, 2023	2,234	$93.97	2,234	9,905
June 1-30, 2023	1,978	$104.59	1,978	7,927
Total	5,846		5,846

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

Dara Khosrowshahi, Director, entered into a pre-arranged stock trading plan on May 22, 2023. Mr. Khosrowshahi’s plan provides for the sale of up to 100,000 shares of Expedia Group common stock between August 21, 2023 and August 31, 2025, with no more than 10,000 shares in any one calendar month. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Expedia Group’s policies regarding transactions in Expedia Group securities.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Sixth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan		8-K	001-37429	10.1	6/02/2023

10.2	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated		8-K	001-37429	10.2	6/02/2023

10.3	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, as Amended and Restated		8-K	001-37429	10.3	6/02/2023

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 3, 2023	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer