Form 10-Q
period 2023-09-30
Expedia Group, Inc.
filed 2023-11-03
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of October 20, 2023 was:

Common stock, $0.0001 par value per share	133,324,780	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$3,929	$3,619	$9,952	$9,049
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	412	455	1,233	1,245
Selling and marketing (1)	1,856	1,669	5,300	4,724
Technology and content (1)	340	310	1,001	864
General and administrative (1)	194	187	572	562
Depreciation and amortization	208	199	599	593
Impairment of goodwill	297	—	297	—
Impairment of intangible assets	15	52	15	81
Legal reserves, occupancy tax and other	—	—	6	23
Operating income	607	747	929	957
Other income (expense):
Interest income	56	20	162	33
Interest expense	(62)	(63)	(184)	(217)
Gain on debt extinguishment, net	—	73	—	49
Other, net	(157)	(87)	(60)	(467)
Total other expense, net	(163)	(57)	(82)	(602)
Income before income taxes	444	690	847	355
Provision for income taxes	(139)	(214)	(295)	(187)
Net income	305	476	552	168
Net loss attributable to non-controlling interests	120	6	113	7
Net income attributable to Expedia Group, Inc.	$425	$482	$665	$175

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.98	$3.05	$4.51	$1.11
Diluted	2.87	2.98	4.37	1.08
Shares used in computing earnings per share (000's):
Basic	142,228	157,628	147,253	157,100
Diluted	147,748	161,829	152,172	162,495
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$4	$10	$10
Selling and marketing	20	18	60	50
Technology and content	35	28	105	82
General and administrative	47	47	139	138

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$305	$476	$552	$168
Currency translation adjustments, net of tax(1)	(39)	(96)	(8)	(212)
Comprehensive income (loss)	266	380	544	(44)
Less: Comprehensive loss attributable to non-controlling interests	(126)	(25)	(115)	(51)
Comprehensive income attributable to Expedia Group, Inc.	$392	$405	$659	$7

(1)Currency translation adjustments include tax expense of $1 million and tax benefit $1 million for the three and nine months ended September 30, 2023 and tax expense of $4 million and $13 million for the three and nine months ended September 30, 2022 associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,056	$4,096
Restricted cash and cash equivalents	1,436	1,755
Short-term investments	—	48
Accounts receivable, net of allowance of $52 and $40	2,753	2,078
Income taxes receivable	84	40
Prepaid expenses and other current assets	765	774
Total current assets	10,094	8,791
Property and equipment, net	2,354	2,210
Operating lease right-of-use assets	330	363
Long-term investments and other assets	1,155	1,184
Deferred income taxes	595	661
Intangible assets, net	1,149	1,209
Goodwill	6,845	7,143
TOTAL ASSETS	$22,522	$21,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,887	$1,709
Accounts payable, other	1,130	947
Deferred merchant bookings	8,394	7,151
Deferred revenue	167	163
Income taxes payable	108	21
Accrued expenses and other current liabilities	874	787
Total current liabilities	12,560	10,778
Long-term debt	6,250	6,240
Deferred income taxes	34	52
Operating lease liabilities	288	312
Other long-term liabilities	464	451
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 280,957 and 278,264; Shares outstanding: 134,331 and 147,757
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,227	14,795
Treasury stock - Common stock and Class B, at cost; Shares 153,903 and 137,783	(12,550)	(10,869)
Retained earnings (deficit)	(764)	(1,409)
Accumulated other comprehensive income (loss)	(240)	(234)
Total Expedia Group, Inc. stockholders’ equity	1,673	2,283
Non-redeemable non-controlling interests	1,253	1,445
Total stockholders’ equity	2,926	3,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,522	$21,561

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2022	276,967,093	$—	12,799,999	$—	$14,549	132,219,690	$(10,331)	$(2,068)	$(240)	$1,471	$3,381
Net income (loss)								482		(6)	476
Other comprehensive loss, net of taxes									(77)	(19)	(96)
Proceeds from exercise of equity instruments and employee stock purchase plans	639,564	—			11						11
Treasury stock activity related to vesting of equity instruments						172,498	(19)				(19)
Common stock repurchases						1,524,580	(153)				(153)
Other changes in ownership of non-controlling interests					8					(1)	7
Stock-based compensation expense					106						106
Balance as of September 30, 2022	277,606,657	$—	12,799,999	$—	$14,674	133,916,768	$(10,503)	$(1,586)	$(317)	$1,445	$3,713

Nine months ended September 30, 2022	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net income (loss)								175		(7)	168
Other comprehensive loss, net of taxes									(168)	(44)	(212)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,945,932	—			125						125
Treasury stock activity related to vesting of equity instruments						579,424	(88)				(88)
Common stock repurchases						1,524,580	(153)				(153)
Other changes in ownership of non-controlling interests					13					1	14
Stock-based compensation expense					307						307
Balance as of September 30, 2022	277,606,657	$—	12,799,999	$—	$14,674	133,916,768	$(10,503)	$(1,586)	$(317)	$1,445	$3,713

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216
Net income (loss)								425		(120)	305
Other comprehensive loss, net of taxes									(33)	(6)	(39)
Proceeds from exercise of equity instruments and employee stock purchase plans	951,044	—			13						13
Withholding taxes for stock options					(1)						(1)
Treasury stock activity related to vesting of equity instruments						275,050	(30)				(30)
Common stock repurchases						5,229,924	(577)				(577)
Other changes in ownership of non-controlling interests					2			—		(78)	(76)
Stock-based compensation expense					121						121
Other					20		(6)	(20)			(6)
Balance as of September 30, 2023	280,957,281	$—	12,799,999	$—	$15,227	153,903,133	$(12,550)	$(764)	$(240)	$1,253	$2,926

Nine months ended September 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								665		(113)	552
Other comprehensive loss, net of taxes									(6)	(2)	(8)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,693,046	—			53						53
Withholding taxes for stock options					(5)						(5)
Treasury stock activity related to vesting of equity instruments						722,302	(75)				(75)
Common stock repurchases						15,397,402	(1,594)				(1,594)
Other changes in ownership of non-controlling interests					7			—		(77)	(70)
Stock-based compensation expense					357						357
Other					20		(12)	(20)			(12)
Balance as of September 30, 2023	280,957,281	$—	12,799,999	$—	$15,227	153,903,133	$(12,550)	$(764)	$(240)	$1,253	$2,926

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net income	$552	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	555	527
Amortization of intangible assets	44	66
Impairment of goodwill and intangible assets	312	81
Amortization of stock-based compensation	314	280
Deferred income taxes	49	106
Foreign exchange loss on cash, restricted cash and short-term investments, net	32	193
Realized loss on foreign currency forwards, net	35	170
Loss on minority equity investments, net	73	423
Gain on debt extinguishment, net	—	(49)
Other, net	34	(26)
Changes in operating assets and liabilities:
Accounts receivable	(704)	(748)
Prepaid expenses and other assets	43	31
Accounts payable, merchant	178	202
Accounts payable, other, accrued expenses and other liabilities	223	422
Tax payable/receivable, net	(55)	6
Deferred merchant bookings	1,243	1,770
Net cash provided by operating activities	2,928	3,622
Investing activities:
Capital expenditures, including internal-use software and website development	(669)	(485)
Purchases of investments	—	(60)
Sales and maturities of investments	49	200
Proceeds from initial exchange of cross-currency interest rate swaps	—	337
Payments for initial exchange of cross-currency interest rate swaps	—	(337)
Other, net	(15)	(169)
Net cash used in investing activities	(635)	(514)
Financing activities:
Payment of long-term debt	—	(2,141)
Debt extinguishment costs	—	(22)
Purchases of treasury stock	(1,669)	(241)
Proceeds from exercise of equity awards and employee stock purchase plan	53	125
Other, net	17	34
Net cash used in financing activities	(1,599)	(2,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(53)	(302)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	641	561
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,851	5,805
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,492	$6,366
Supplemental cash flow information
Cash paid for interest	$197	$254
Income tax payments, net	228	71
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2023
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $396 million as of September 30, 2023 and $480 million as of December 31, 2022.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2022, $6.2 billion of advance cash payments was reported within deferred merchant bookings, $5.2 billion of which was recognized resulting in $856 million of revenue during the nine months ended September 30, 2023. At September 30, 2023, the related balance was $7.5 billion.
At December 31, 2022, $961 million of deferred loyalty rewards was reported within deferred merchant bookings, $775 million of which was recognized within revenue during the nine months ended September 30, 2023. At September 30, 2023, the related balance was $897 million.
Deferred Revenue. At December 31, 2022, $163 million was recorded as deferred revenue, $114 million of which was recognized as revenue during the nine months ended September 30, 2023. At September 30, 2023, the related balance was $167 million.
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

	September 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$5,056	$4,096
Restricted cash and cash equivalents	1,436	1,755
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$6,492	$5,851

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2023, we recorded approximately $30 million of incremental allowance for expected uncollectible accounts, offset by $18 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$135	$135	$—
Term deposits	221	—	221
Foreign treasury securities	32	32	—
Derivatives:
Cross-currency interest rate swaps	20	—	20
Investments:
Equity investments	495	495	—
Total assets	$903	$662	$241

Liabilities
Derivatives:
Foreign currency forward contracts	$8	$—	$8
Financial assets measured at fair value on a recurring basis as of December 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—
Term deposits	188	—	188
Derivatives:
Foreign currency forward contracts	15	—	15
Cross-currency interest rate swaps	21	—	21
Investments:
Term deposits	48	—	48
Equity investments	564	49	515
Total assets	$839	$52	$787
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
As of September 30, 2023 and December 31, 2022, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of September 30, 2023, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $4.1 billion. We had a net forward liability of $8 million ($27 million gross forward liability) as of September 30, 2023 recorded in accrued expenses and other current liabilities and a net forward asset of $15 million ($29 million gross forward asset) as of December 31, 2022 recorded in prepaid expenses and other current assets. We recorded $43 million and $60 million in net losses from foreign currency forward contracts during the three months ended September 30, 2023 and 2022, as well as $58 million and $144 million during the nine months ended September 30, 2023 and 2022.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $20 million asset as of September 30, 2023 and a $21 million asset as of December 31, 2022, recorded in long-term investments and other assets. The gain recognized in interest expense was $4 million during the nine months ended September 30, 2023 and 2022.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, we recognized a gain of approximately $20 million and a loss of approximately $39 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In addition, as of September 30, 2023, we have an equity investment related to our approximately 16% ownership interest in Global Business Travel Group, Inc. (“GBTG”), a publicly traded company. During the nine months ended September 30, 2023 and 2022, we recognized a loss of approximately $93 million and approximately $384 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment. In July 2023, GBTG simplified its organizational structure, and we exchanged our previously held GBT JerseyCo Ltd (“GBT”) shares for an equal number of GBTG shares with no change to our ownership interest. Our previous GBT shares were exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price. As a result of this exchange, as of the third quarter of 2023, we reclassified our investment from Level 2 to a Level 1 asset.
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
Goodwill. During the third quarter of 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment. This impairment charge resulted from trivago’s recent strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability. As a result, we concluded that sufficient indicators existed to require us to perform an interim quantitative assessment of goodwill for our trivago segment as of September 30, 2023, in which we compared the fair value of the reporting unit to its carrying value. The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and considered the weakening of operating results, and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the third quarter of 2023. As of September 30, 2023, our trivago segment had no goodwill remaining.

Notes to Consolidated Financial Statements – (Continued)

Intangible Assets. During the three and nine months ended September 30, 2023, we recognized intangible impairment charges of $15 million related to an indefinite-lived trade name within our trivago segment that resulted from a decrease in the estimated royalty rate. During the three and nine months ended September 30, 2022, we recognized intangible impairment charges of $52 million and $81 million related to an indefinite-lived trade name within our trivago segment that resulted from changes in the weighted average cost of capital. The indefinite-lived trade name asset, classified as Level 3 measurements, was valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital. As noted above, trivago is subject to its own reporting and filing requirements and, therefore, assesses goodwill at a lower level, which could result in possible differences in the ultimate amount or timing of impairments recognized.
Minority Investments without Readily Determinable Fair Values. As of both September 30, 2023 and December 31, 2022, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During the three and nine months ended September 30, 2023 and 2022, we had no material gains or losses recognized related to these minority investments. As of September 30, 2023, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2023	December 31, 2022
	(In millions)
6.25% senior notes due 2025	$1,039	$1,036
5.0% senior notes due 2026	747	746
0% convertible senior notes due 2026	992	989
4.625% senior notes due 2027	746	745
3.8% senior notes due 2028	995	995
3.25% senior notes due 2030	1,238	1,237
2.95% senior notes due 2031	493	492
Long-term debt(1)	$6,250	$6,240
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2022 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $48 million and $73 million as of September 30, 2023 and December 31, 2022.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $4.9 billion as of both September 30, 2023 and December 31, 2022. Additionally, the estimated fair value of the Convertible Notes was $873 million and $871 million as of September 30, 2023 and December 31, 2022. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2023, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of September 30, 2023 and December 31, 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of

Notes to Consolidated Financial Statements – (Continued)

undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $40 million and $38 million as of September 30, 2023 and December 31, 2022, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of September 30, 2023, the Company’s treasury stock was comprised of approximately 146.6 million common stock and 7.3 million Class B shares. As of December 31, 2022, the Company’s treasury stock was comprised of approximately 130.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In December 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). During the nine months ended September 30, 2023, we repurchased, through open market transactions, 15.4 million shares under the 2019 Share Repurchase Program for a total cost of $1.6 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $103.48 per share. As of September 30, 2023, 2.7 million shares remain authorized for repurchase under the 2019 Share Repurchase Program. Subsequent to the end of the third quarter of 2023, we repurchased an additional 1.7 million shares for a total cost of $173 million, excluding transaction costs, representing an average purchase price of $98.85 per share. In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). Our 2019 and 2023 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of September 30, 2023 and December 31, 2022 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of September 30, 2023 of $15 million ($20 million before tax) and $16 million ($21 million before tax) as of December 31, 2022 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both September 30, 2023 and December 31, 2022 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
trivago Special Dividend
During September 2023, trivago announced the distribution of a one-time extraordinary dividend totaling approximately EUR 184 million (or approximately EUR 0.53 per share) later this year, including intercompany amounts to Expedia Group. Part of this extraordinary dividend in the amount of approximately EUR 168 million is subject to trivago shareholder approval and trivago’s shareholders approved this part of the extraordinary dividend on November 1, 2023. The payment date for the distribution on the common shares is anticipated to be on November 6, 2023, with a record date of November 3, 2023. As of September 30, 2023, we have accrued approximately $78 million related to the payment of dividends to third-parties during the fourth quarter.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$425	$482	$665	$175
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.98	$3.05	$4.51	$1.11
Diluted	2.87	2.98	4.37	1.08
Weighted average number of shares outstanding (000's):
Basic	142,228	157,628	147,253	157,100
Dilutive effect of:
Convertible Notes	3,921	3,921	3,921	3,921
Stock-based awards	1,592	274	991	1,469
Other dilutive securities	7	6	7	5
Diluted	147,748	161,829	152,172	162,495
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2023, approximately 5 million shares from outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2022, approximately 9 million shares from outstanding stock awards were excluded.
Note 7 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2023, the effective tax rate was 31.2%, compared to 31.0% for the three months ended September 30, 2022. The increase in the effective tax rate quarter over quarter was due to a nondeductible goodwill impairment and nondeductible mark-to-market adjustments offset by foreign tax credits and discrete adjustments recorded in the third quarter of 2023.
For the nine months ended September 30, 2023, the effective tax rate was 34.8%, compared to 52.6% for the nine months ended September 30, 2022. The decrease in the effective tax rate was primarily due to nondeductible mark-to-market adjustments recorded in the prior year period.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.

Notes to Consolidated Financial Statements – (Continued)

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
In the first nine months of 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. To date, we have recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Eight lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $44 million as of September 30, 2023 and December 31, 2022, respectively. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2023 and 2022. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,819	$995	$115	$—	$3,929
Intersegment revenue	—	—	57	(57)	—
Revenue	$2,819	$995	$172	$(57)	$3,929
Adjusted EBITDA	$1,056	$266	$18	$(124)	$1,216
Depreciation	(137)	(29)	(2)	(26)	(194)
Amortization of intangible assets	—	—	—	(14)	(14)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(105)	(105)
Realized (gain) loss on revenue hedges	16	—	—	—	16
Operating income (loss)	$935	$237	$16	$(581)	607
Other expense, net					(163)
Income before income taxes					444
Provision for income taxes					(139)
Net income					305
Net loss attributable to non-controlling interests					120
Net income attributable to Expedia Group, Inc.					$425

	Three months ended September 30, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,707	$788	$124	$—	$3,619
Intersegment revenue	—	—	61	(61)	—
Revenue	$2,707	$788	$185	$(61)	$3,619
Adjusted EBITDA	$943	$221	$34	$(119)	$1,079
Depreciation	(126)	(22)	(2)	(26)	(176)
Amortization of intangible assets	—	—	—	(23)	(23)
Impairment of intangible assets	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	(97)	(97)
Realized (gain) loss on revenue hedges	10	6	—	—	16
Operating income (loss)	$827	$205	$32	$(317)	747
Other expense, net					(57)
Income before income taxes					690
Provision for income taxes					(214)
Net income					476
Net loss attributable to non-controlling interests					6
Net income attributable to Expedia Group, Inc.					$482

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,155	$2,524	$273	$—	$9,952
Intersegment revenue	—	—	154	(154)	—
Revenue	$7,155	$2,524	$427	$(154)	$9,952
Adjusted EBITDA	$1,857	$605	$51	$(365)	$2,148
Depreciation	(393)	(81)	(4)	(77)	(555)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(314)	(314)
Legal reserves, occupancy tax and other	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	18	(6)	—	—	12
Operating income (loss)	$1,482	$518	$47	$(1,118)	929
Other expense, net					(82)
Income before income taxes					847
Provision for income taxes					(295)
Net income					552
Net loss attributable to non-controlling interests					113
Net income attributable to Expedia Group, Inc.					$665

	Nine months ended September 30, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,867	$1,870	$312	$—	$9,049
Intersegment revenue	—	—	143	(143)	—
Revenue	$6,867	$1,870	$455	$(143)	$9,049
Adjusted EBITDA	$1,713	$457	$92	$(362)	$1,900
Depreciation	(381)	(62)	(7)	(77)	(527)
Amortization of intangible assets	—	—	—	(66)	(66)
Impairment of intangible assets	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	(280)	(280)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	25	9	—	—	34
Operating income (loss)	$1,357	$404	$85	$(889)	957
Other expense, net					(602)
Income before income taxes					355
Provision for income taxes					(187)
Net income					168
Net loss attributable to non-controlling interests					7
Net income attributable to Expedia Group, Inc.					$175

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Business Model:
Merchant	$2,739	$2,427	$6,833	$6,037
Agency	918	935	2,408	2,309
Advertising, media and other	272	257	711	703
Total revenue	$3,929	$3,619	$9,952	$9,049
Service Type:
Lodging	$3,233	$2,881	$7,960	$6,891
Air	100	100	324	269
Advertising and media	240	222	616	601
Other(1)	356	416	1,052	1,288
Total revenue	$3,929	$3,619	$9,952	$9,049
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
More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as rising interest rates, currency fluctuations and energy price volatility, as well as evolving geopolitical conflicts, have contributed to an increasingly complex business environment. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends. Broad, sustained negative economic impacts could put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2023, lodging accounted for 82%. Room nights booked grew 13% in the first nine months of 2023, as compared to growth of 26% in 2022 and 71% in 2021. Average Daily Rates (“ADRs”) booked for Expedia Group declined 2% in first nine months of 2023 and increased 3% in 2022 and 28% in 2021. Over the last couple of years, our lodging business saw a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of September 30, 2023, our global lodging marketplace had over 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and over 950,000 hotels and alternative accommodations through our other brands.
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
Booked air tickets increased 4% in the first nine months of 2023, and increased 8% in 2022 and 43% in 2021. As a percentage of our total worldwide revenue in the third quarter of 2023, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first nine months of 2023, we generated $616 million of advertising and media revenue, a 3% increase from the same period in 2022. As a percentage of our total worldwide revenue in the third quarter of 2023, advertising and media accounted for 6%.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. During the third quarter of 2023, as a result of trivago’s recent strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability, we concluded that sufficient indicators existed to require us to perform an interim impairment assessment. In the evaluation of goodwill for impairment, we typically perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value. Periodically, we may choose to perform a qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired.
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
The use of different estimates or assumptions in determining the fair value of our goodwill and indefinite-lived intangible assets may result in different values for these assets, which could result in an impairment or, in the period in which an impairment is recognized, could result in a materially different impairment charge.
For additional information on our goodwill and intangible asset impairments recorded as a result of our interim impairment testing during the third quarter of 2023, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $44 million as of September 30, 2023 and December 31, 2022, respectively.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Gross bookings	$25,685	$23,987	7%	$82,407	$74,538	11%
Revenue margin (1)	15.3%	15.1%		12.1%	12.1%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and nine months ended September 30, 2023, gross bookings increased 7% and 11%, compared to the same periods in 2022, as gross bookings for lodging improved due to continued strength of travel demand. Booked room nights for our lodging business increased 9% and 13% for the three and nine months ended September 30, 2023.
Revenue margin increased slightly during the three months ended September 30, 2023 and remained relatively consistent during the nine months ended September 30, 2023 compared to the same periods in 2022.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,819	$2,707	4%	$7,155	$6,867	4%
B2B	995	788	26%	2,524	1,870	35%
trivago (Third-party revenue)	115	124	(8)%	273	312	(13)%
Total revenue	$3,929	$3,619	9%	$9,952	$9,049	10%

Revenue increased 9% and 10% for the three and nine months ended September 30, 2023, compared to the same periods in 2022, on strong growth in our B2B segment resulting from increased lodging revenue.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,233	$2,881	12%	$7,960	$6,891	16%
Air	100	100	(1)%	324	269	20%
Advertising and media(1)	240	222	8%	616	601	3%
Other	356	416	(14)%	1,052	1,288	(18)%
Total revenue	$3,929	$3,619	9%	$9,952	$9,049	10%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 12% and 16% for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily driven by an increase in room nights stayed.
Air revenue remained consistent for the three months ended September 30, 2023 and increased 20% for the nine months ended September 30, 2023, compared to the same periods in 2022. The increase in the year-to-date period was primarily driven by an increase in revenue per air ticket.
Advertising and media revenue increased 8% and 3% for the three and nine months ended September 30, 2023, compared to the same periods in 2022, due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and activities, decreased 14% and 18% for the three and nine months ended September 30, 2023, compared to the same periods in 2022, from a decrease in travel insurance with lower attach rates as consumers’ appetite for insurance normalizes and car rental revenue as rates decline on supply increases.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,739	$2,427	13%	$6,833	$6,037	13%
Agency	918	935	(2)%	2,408	2,309	4%
Advertising, media and other	272	257	6%	711	703	1%
Total revenue	$3,929	$3,619	9%	$9,952	$9,049	10%
Merchant revenue increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in merchant hotel revenue driven by an increase in room nights stayed.
Agency revenue decreased slightly for the three months ended September 30, 2023, compared to the same period in 2022, and increased for the nine months ended September 30, 2023 primarily due to an increase in agency hotel and air revenue.
Advertising, media and other increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in Expedia Media Solutions advertising revenue.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Direct costs	$328	$378	(13)%	$977	$1,022	(4)%
Personnel and overhead	84	77	9%	256	223	14%
Total cost of revenue	$412	$455	(9)%	$1,233	$1,245	(1)%
% of revenue	10.5%	12.6%		12.4%	13.8%
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
Cost of revenue decreased $43 million and $12 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to lower costs associated with our direct customer service costs and other operations, partially offset by higher cloud costs and customer service personnel costs primarily as a result of increased transaction volumes. As a percentage of revenue, cost of revenue decreased for both periods on leverage driven by ongoing efficiencies across our customer support and other operations.
Selling and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Direct costs	$1,671	$1,504	11%	$4,737	$4,229	12%
Indirect costs	185	165	13%	563	495	14%
Total selling and marketing	$1,856	$1,669	11%	$5,300	$4,724	12%
% of revenue	47.2%	46.1%		53.3%	52.2%
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
Selling and marketing expenses increased $187 million and $576 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily driven by an increase in B2B partner commissions to support strong growth. Indirect costs increased compared to the prior year period due to higher headcount as well as compensation increases.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$250	$227	10%	$735	$636	16%
Other	90	83	8%	266	228	17%
Total technology and content	$340	$310	10%	$1,001	$864	16%
% of revenue	8.7%	8.6%		10.1%	9.5%
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

Technology and content expense increased $30 million and $137 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to higher personnel costs from increased headcount to support our strategic initiatives, as well as higher stock-based compensation of $7 million and $23 million period over period.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$156	$153	2%	$467	$445	5%
Professional fees and other	38	34	13%	105	117	(10)%
Total general and administrative	$194	$187	4%	$572	$562	2%
% of revenue	4.9%	5.2%		5.8%	6.2%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense during the three months ended September 30, 2023 increased compared to the same period in 2022 primarily due to compensation increases and miscellaneous business taxes. General and administrative expense during the nine months ended September 30, 2023 increased slightly compared to the same period in 2022 as higher headcount and compensation increases were partially offset by lower professional fees and miscellaneous business taxes.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Depreciation	$194	$176	10%	$555	$527	5%
Amortization of intangible assets	14	23	(38)%	44	66	(33)%
Total depreciation and amortization	$208	$199	5%	$599	$593	1%
Depreciation increased $18 million and $28 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022. Amortization of intangible assets decreased $9 million and $22 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022 primarily due to the completion of amortization in the fourth quarter of 2022 related to certain intangible assets.
Impairment of Goodwill and Intangible Assets
During the three and nine months ended September 30, 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment.
During the three and nine months ended September 30, 2023, we recognized intangible impairment charges of $15 million, and during the three and nine months ended September 30, 2022, we recognized intangible impairment charges of $52 million and $81 million related to an indefinite-lived trade name within our trivago segment.
See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$—	$—	N/A	$6	23	(75)%
% of revenue	—%	—%		0.1%	0.3%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for the nine months ended September 30, 2023 primarily included changes to our reserve related to other taxes. During the nine months ended September 30, 2022, the charges primarily related to certain other legal reserves for trivago.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Operating income	$607	$747	(19)%	$929	$957	(3)%
% of revenue	15.5%	20.6%		9.3%	10.6%
During the three and nine months ended September 30, 2023, the decrease in operating income in the current year periods was primarily due to the impairment charges discussed above, partially offset by the growth in revenue in excess of other operating costs.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
B2C	$1,056	$943	12%	$1,857	$1,713	8%
B2B	266	221	21%	605	457	32%
trivago	18	34	(48)%	51	92	(45)%
Unallocated overhead costs (Corporate)	(124)	(119)	4%	(365)	(362)	1%
Total Adjusted EBITDA (1)	$1,216	$1,079	13%	$2,148	$1,900	13%
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
Our B2C segment Adjusted EBITDA increased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, as a result of marketing efficiencies. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, as a result of revenue declines.

Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Interest income	$56	$20	177%	$162	$33	396%
Interest expense	(62)	(63)	(4)%	(184)	(217)	(15)%
Gain on debt extinguishment, net	—	73	N/A	—	49	N/A

Interest income increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, as a result of higher rates of return. Interest expense decreased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, as a result of lower average senior notes outstanding in the current year periods.
During the three and nine months ended September 30, 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% senior unsecured notes, which resulted in the recognition of a net gain on debt extinguishment of $73 million. In addition, during the nine months ended September 30, 2022 as a result of the early redemption of the 3.6% and 4.5% senior unsecured notes, we recognized a loss on debt extinguishment of $24 million, which primarily included the payment of early payment premiums as well as the write-off of unamortized discount and debt issuance costs.
Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)
Foreign exchange rate losses, net	$(31)	$(16)	$(79)	$(47)
Losses on minority equity investments, net	(127)	(71)	(73)	(423)
TripAdvisor tax indemnification adjustment	—	—	67	—
Gain on sale of businesses, net	—	—	24	2
Other	1	—	1	1
Total other, net	$(157)	$(87)	$(60)	$(467)
During the nine months ended September 30, 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. See “Provision for Income Taxes” below for more information and discussion of a corresponding charge to income tax expense in the current period.
During the nine months ended September 30, 2023, we recognized $24 million in gains related to sales of businesses in prior years.
For more information on our losses on minority equity investments, see Note 3 – Fair Value Measurements.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$139	$214	(35)%	$295	$187	58%
Effective tax rate	31.2%	31.0%		34.8%	52.6%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2023, the effective tax rate was 31.2%, compared to 31.0% for the three months ended September 30, 2022. The increase in the effective tax rate quarter over quarter was due to a nondeductible goodwill impairment and nondeductible mark-to-market adjustments offset by foreign tax credits and discrete adjustments recorded in the third quarter of 2023.
For the nine months ended September 30, 2023, the effective tax rate was 34.8%, compared to 52.6% for the nine months ended September 30, 2022. The decrease in the effective tax rate was primarily due to nondeductible mark-to-market adjustments recorded in the prior year period.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
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
In the first nine months of 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. To date, we have recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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
The reconciliation of net income (loss) attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In millions)
Net income attributable to Expedia Group, Inc.	$425	$482	$665	$175
Net income (loss) attributable to non-controlling interests	(120)	(6)	(113)	(7)
Provision for income taxes	139	214	295	187
Total other expense, net	163	57	82	602
Operating income	607	747	929	957
Gain (loss) on revenue hedges related to revenue recognized	(16)	(16)	(12)	(34)
Legal reserves, occupancy tax and other	—	—	6	23
Stock-based compensation	105	97	314	280
Depreciation and amortization	208	199	599	593
Impairment of goodwill	297	—	297	—
Impairment of intangible assets	15	52	15	81
Adjusted EBITDA	$1,216	$1,079	$2,148	$1,900

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.1 billion and $4.1 billion at September 30, 2023 and December 31, 2022. As of September 30, 2023, the total cash and cash equivalents and short-term investments held outside the United States was $776 million ($460 million in wholly-owned foreign subsidiaries and $316 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at September 30, 2023.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2023, Moody’s rating was Baa3 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2023, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Nine months ended September 30,
	2023	2022	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,928	$3,622	$(694)
Investing activities	(635)	(514)	(121)
Financing activities	(1,599)	(2,245)	646
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(53)	(302)	249
For the nine months ended September 30, 2023, net cash provided by operating activities decreased by $694 million primarily due to decreased benefits from working capital changes driven mostly by a change in deferred merchant bookings. In the prior year as the business emerged from the pandemic, we saw meaningful year-over-year increases in our deferred merchant bookings, which has since normalized in the current year. This decrease was partially offset by higher operating income after adjusting for impacts on depreciation and amortization as well as lower interest expense paid and higher interest income received in the current year.
For the nine months ended September 30, 2023, we had net cash used in investing activities of $635 million compared to $514 million in the prior year period. The change was primarily due to higher capital expenditures in the current year as well as higher net sales and maturities of investments in the prior year, partially offset by higher uses of cash for the settlement of currency forward contract losses in the prior year period.
For the nine months ended September 30, 2023, net cash used in financing activities primarily included $1.7 billion of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $53 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2022, net cash used in financing activities primarily included payments of $2.2 billion related to the extinguishment of our 2.5%, 3.6%, 4.5% senior notes and the tender offer for a portion of our 2.95% senior notes as well as $241 million of cash paid to acquire shares, including the repurchased shares under prior authorizations and for treasury stock activity related to the vesting of equity instruments. These uses of cash were partially offset by $125 million of proceeds from the exercise of options and employee stock purchase plans.
In December 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). During the nine months ended September 30, 2023, we repurchased, through open market transactions, 15.4 million shares under a 2019 share authorization for a total cost of approximately $1.6 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of September 30, 2023, 2.7 million shares remain authorized for repurchase under the 2019 Share Repurchase Program. In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). Our 2019 and 2023 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2023 of $53 million compared to $302 million decrease in the prior year period both reflecting a net depreciation in foreign currencies relative to the U.S. dollar in the respective periods.
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

	September 30, 2023	December 31, 2022
	(In millions)
Combined Balance Sheets Information:
Current Assets	$7,619	$6,720
Non-Current Assets	10,699	10,458
Current Liabilities (1)	12,650	10,407
Non-Current Liabilities	6,787	6,777

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$7,892	$9,431
Operating income (2)	857	747
Net income	114	150
Net income attributable to Obligors	226	146
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $872 million as of September 30, 2023 and $466 million as of December 31, 2022.
(2)Operating income includes net intercompany income with non-guarantors of $199 million for the nine months ended September 30, 2023 and $35 million for the year ended December 31, 2022.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2023. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
State of Mississippi Litigation. The defendants appealed to the Mississippi Supreme Court. On September 28, 2023, the Court reversed the trial court and rendered judgment in favor of the defendants. On October 12, 2023, the State filed a motion for rehearing, which remains pending.
Arizona Cities Litigation. The court has scheduled an argument on the Expedia Defendants’ appeal relating to Tucson for November 9, 2023.
State of Louisiana/City of New Orleans Litigation. The Louisiana First Circuit Court of Appeals held argument on the appeals on August 9, 2023 and the parties await a ruling.

Other Legal Proceedings
Helms-Burton Litigation. On October 2, 2023, the Supreme Court denied Expedia’s Petition for Writ of Certiori in the Del Valle matter.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). A summary of the repurchase activity for the third quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2023	1,552	$115.89	1,552	6,375
August 1-31, 2023	2,217	$108.78	2,217	4,158
September 1-30, 2023	1,461	$106.47	1,461	2,697
Total	5,230		5,230
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). Our 2019 and 2023 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 2, 2023	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer