Form 10-K
period 2023-12-31
Expedia Group, Inc.
filed 2024-02-09
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2023, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $15,117,457,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 26, 2024 were approximately,
Common stock, $0.0001 par value per share	130,765,007	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Parts Into Which Incorporated
Portions of the registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual report on Form 10-K where indicated.	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2023

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2023
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
At the end of 2023, we had over 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo, over 940,000 hotels and alternative accommodations through our other brands, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences.
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
To reduce complexity and improve operations, in 2020, we shifted to a platform operating model, which enabled us to deliver more scalable services and operate much more efficiently. For example, we now manage our marketing investments holistically across the entire brand portfolio, allowing us to optimize our spend to achieve better returns, and run on a unified marketing technology platform, improving our performance by scaling our marketing capabilities. We also shifted to a unified brand strategy within our B2C business where we have a combined team making decisions across all our brands. These changes were made in an effort to simplify and streamline our organization, improve our cost structure, and the operation of our business.
Moreover, to streamline activities and enhance focus on our core businesses, we shut down or sold a number of businesses since the beginning of 2020, including Egencia, a travel management company focused on corporate travel. On November 1, 2021, the sale of Egencia to American Express Global Business Travel (“GBT”) was completed. As part of the transaction, Expedia Group received a minority ownership position in the combined business and entered into a 10-year lodging supply agreement with GBT. Both Egencia pre-closing and the GBT lodging supply agreement impact our B2B segment financials. The result of these cumulative actions enables more focus on improving the overall experience for our travelers.
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
As part of our platform operating model strategy, we migrated both the Hotels.com and Vrbo front-end stacks onto the Brand Expedia stack and created one unified front-end stack in 2023, which increases our test-and-learn capacity and feature release velocity while also providing a scalable and efficient base to operate upon. We also launched One Key in the United States, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem awards across these brands and our range of products such as air, hotels and alternative accommodations. One Key will also be launched in more countries going forward.
Market Opportunity and Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending highlighting the size of our market opportunity. Phocuswright estimates global travel spending, inclusive of alternative accommodations and tours and activities, at approximately $2 trillion in 2024.
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
Our portfolio of brands, operated and organized by reportable segment are as follows:
B2C. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through recognized consumer brands that target a variety of customer segments and geographic regions with tailored offerings. Our portfolio of B2C brands include:
•Brand Expedia. Brand Expedia is a leading full-service online travel brand in a wide range of countries around the world offering a wide selection of travel products and services.
•Hotels.com. Hotels.com focuses on lodging accommodations.
•Vrbo. Vrbo operates an online marketplace for the alternative accommodations industry. The Vrbo portfolio includes the alternative accommodation brand, Vrbo, which operates localized websites around the world as well as other regional brands.
•We have multiple other brands including, but not limited to, Orbitz, Travelocity, ebookers and Wotif Group.
While we maintain a large portfolio of consumer brands, we put the majority of our marketing efforts towards our three core consumer brands: Expedia, Hotels.com, and Vrbo.

B2B. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers.
Expedia's B2B partners can benefit from our technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through our API, Rapid; adopting one of our customized white label or co-branded ecommerce template solutions; or a powerful agent booking tool, Expedia Travel Affiliate Agent Program ("TAAP"). Prior to its sale on November 1, 2021, our B2B segment also included Egencia, which was our full-service travel management company. We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our B2B segment also includes room nights, gross bookings, and associated economics from our lodging supply agreement we entered into with GBT in conjunction with the sale of Egencia.
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
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. During 2020, Expedia Group unified its technology, product, data engineering, and data science teams to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The unified team structure enables us to deliver more scalable services and operate more efficiently. We have also completed the migration of our core B2C brands onto a unified Brand Expedia technology front-end infrastructure, having migrated Hotels.com onto the infrastructure in 2022 and Vrbo in 2023.
As we continue to mature our shared platform infrastructure, our focus is on developing configurable technical capabilities that support various travel products while using simpler, standard architecture and common applications and frameworks. We believe this strategy will enable us to: simultaneously build pieces of technology that work in tandem; ship new capabilities and features faster; create a foundation for more innovative solutions; and achieve greater economies of scope and scale. Ultimately, we believe this will result in more product improvements faster and therefore better traveler experiences. In addition, over time, as we execute on our streamlined application development framework, we believe we can unlock additional platform service opportunities beyond the scope of our internal brands and business travel partners. All of our transaction-based businesses now benefit from our shared platform infrastructure, including customer servicing and support, data centers, search capabilities, payment processing, and fraud operations.
We also launched One Key in the United States, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. One Key will also be launched in more countries going forward.
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
For the year ended December 31, 2023, we had total revenue of $12.8 billion, with merchant, agency and advertising, media and other accounting for 69%, 24%, and 7% of total revenue, respectively.
Our Expedia Traveler Preference ("ETP") program offers, for participating hotels, customers the choice of whether to pay Expedia Group in advance under our merchant model (Expedia Collect) or pay at the hotel at the time of the stay under the agency model (Hotel Collect).
In addition, through various of our Expedia Group-branded and other multi-product websites, travelers can dynamically assemble multiple component travel packages for a specified period at a lower price as compared to booking each component separately. Travelers typically select packages based on the total package price or by purchasing one product and receiving a discounted price to attach additional products. The use of the merchant model enables us to make certain multi-product purchases available at prices lower than those charged on an individual component basis without impacting their other pricing models. In addition, we also offer pre-assembled package offerings, further broadening our scope of products and services to travelers. We expect the package product to continue to be marketed primarily using the merchant model.
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our B2C brands, drive traffic and ultimately bookings while optimizing ongoing traveler acquisition costs. Our long-term success and profitability depend on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our brands. We manage our marketing investments holistically across the brand portfolio in our B2C segment to optimize results for the Company and make decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.
Our marketing channels primarily include brand advertising through online and offline channels, loyalty programs, mobile apps, search engine marketing and optimization as well as metasearch, social media, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. Most recently, we unified our existing loyalty programs into one global rewards platform called One Key spanning all our major brands, which launched in the United States in July 2023 with additional markets to follow.
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
We developed proprietary technology to assist both hotel and alternative accommodation suppliers in managing and marketing their supply, whether this is direct through our proprietary central reservation tools or through third-party channel managers. Our “direct connect” technology allows suppliers to upload information about available products and services and rates directly from their central reservation systems and dynamically manage reservations and traveler needs through our messaging and chat platforms. Marketing tools assist hotels and alternative accommodations in tailoring demand to their requirements and our revenue management product provides pricing insights. We also offer an “Optimized Distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our suite of white label website offerings power hotel, and package bookings on suppliers' own websites.
Vrbo's alternative accommodation listing services offers our supply partners a set of tools to help them manage an availability calendar, respond to customer inquiries, edit the content of a property listing, as well as provide various other services to manage reservations or drive incremental sales volume.
Distribution Partners. GDSs provide a centralized, comprehensive repository of travel suppliers’ ‘content’ — such as availability and pricing of airline tickets on various airline point-to-point flights, or ‘segments.’ The GDSs act as intermediaries between the travel suppliers and travel agencies, allowing agents to reserve and book flights, car rentals or other travel products. Our relationships with GDSs primarily relate to our air business. We use Amadeus and Sabre as our GDS segment providers in order to ensure the widest possible supply of content for our travelers.
Competition
Our brands compete in rapidly evolving and intensely competitive markets. We believe international markets represent especially large opportunities for Expedia Group and those of our competitors that wish to expand their brands and businesses to achieve global scale. We also believe that Expedia Group is one of only a few companies that are focused on building a truly global, travel marketplace. Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, B2B businesses, as well as traditional consumer ecommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering more favorable terms and improved interfaces and technology to suppliers and travelers which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.
B2C. We differentiate ourselves from our competitors primarily based on the multiple channels we use to generate demand, quality and breadth of travel product supply, product features and usability of our websites and mobile apps, price or promotional offers, customer service, breadth and flexibility of our loyalty programs, as well as offline brand efforts. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic. We face increasing competition from travel supplier direct websites. In some cases, supplier direct channels offer advantages to travelers, such as their own specific loyalty programs, complimentary services such as Wi-Fi, and better pricing. Our websites and apps feature travel products and services from numerous travel suppliers and allow travelers to combine products and services from multiple providers in one transaction. We face competition from airlines, hotels, alternative accommodation websites, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites. Our business is generally sensitive to changes in the competitive landscape, including the emergence of new competitors or business models, and supplier consolidation.
B2B. We are one of the leading players in the global B2B travel space today servicing a wide range of customers across both travel and non-travel verticals including corporate travel management, airlines, offline travel agents, online retailers and financial institutions. We face competition from travel consolidators and wholesalers of travel products, other OTAs with B2B offerings, and other technology and content providers. We differentiate ourselves from our B2B competitors primarily with our breadth and depth of global supply, dedicated partner and traveler support, and market leading travel technology through our Rapid API, white label or co-branded template offerings, and Expedia TAAP, a powerful agent booking tool. We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our extensive work building out our global supply has allowed us to negotiate competitive pricing with suppliers and provide added value to travelers. We intend to continue to grow the business via a combination of increasing our wallet share with existing customers, winning contracts with new customers, as well as the introduction of additional products and services.

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
We have a formal patent program with a Patent Review Committee for evaluating our innovations and determining the appropriateness of filing for patents to protect inventions and obtaining licenses in patents as circumstances may warrant. We continue to devote resources to seek patent protection for Expedia Group’s innovations.
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
Human Capital Management
People, Company Culture and Benefits
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2023, we have a team of 17,100 employees across more than 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2023, approximately one half of our people work in technology roles.
We aim to go above and beyond to take care of our people – by providing opportunities for them to grow and develop, benefits that fuel their passion for travel and resources that foster their well-being. While competition for talent is fierce, particularly in the United States and in Seattle where our headquarters are located, we believe we offer something different: an opportunity to strengthen connections, broaden horizons and bridge divides through travel. We know the power of travel and understand the amazing things we can achieve by making it more accessible to everyone. And we are focused on attracting and retaining the best and brightest people to help us do that. To that end, we offer competitive compensation, talent development and training opportunities and differentiated benefits, including healthcare and retirement programs, a wellness and travel allowance, an employee assistance program, financial education tools, a global resource for diverse maternity and family building advice, an employee stock purchase program, time-off programs, volunteer days off, a transportation program, onsite medical care and travel discounts, among others. Additionally, we adopted a hybrid work model for most of our offices in 2022, designed to make the most of the productivity and collaborative energy that comes from working together in our offices while preserving the convenience and flexibility of working from home. In parallel, we augmented our benefits programs to support employees with the transition to this hybrid work model, including expanding the scope of our travel and wellness allowance to include home office expenses and a broader range of mental and emotional health services; offering new telehealth, wellness education, and family support services; and making existing resources and services easier to access via online channels.
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
Equity Ownership and Vote
As of December 31, 2023, there were approximately 131.5 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2023, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% (5.5 million shares) of Expedia Group’s outstanding Class B common stock (and, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 4% of Expedia Group’s outstanding common stock), representing approximately 30% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. We refer to the shares of Expedia Class B common stock held by Mr. Diller and the Family Foundation as the "Class B Shares."
In connection with the Company’s acquisition in 2019 of Liberty Expedia Holdings, Inc. (the “Liberty Expedia Transaction”), the Company and Mr. Diller entered into a Second Amended and Restated Governance Agreement, which provides that, subject to limited exception, no current or future holder of Class B Shares may participate in, or vote in favor of, or tender shares into, any change of control transaction involving at least 50% of the outstanding shares or voting power of capital stock of the Company, unless such transaction provides for the same per share consideration and mix of consideration (or election right) and the same participation rights for shares of Class B common stock and shares of Expedia Group common stock. the Company's stockholders subsequently approved a proposal to amend the Company's certificate of incorporation to reflect these restrictions.
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
Industry Risks
We operate in an intensely competitive global environment and we may be unable to compete successfully with our current or future competitors.
The market for the services we offer is intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including online travel agencies; alternative accommodation providers; wholesalers and tour operators; travel product suppliers (including hotels, airlines and car rental companies); search engines and large online portal websites; travel metasearch services; corporate travel management service providers; mobile platform travel applications; social media websites; eCommerce and group buying websites; B2B businesses and other participants in the travel industry.
Online travel agencies and alternative accommodations providers. In particular, we face intense competition from other OTAs and alternative accommodation providers in many regions, such as Booking Holdings (through its Booking.com, Priceline.com and Agoda.com brands), Airbnb, and Trip.com, any of which may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. Our OTA competitors are increasingly expanding the range of travel services they offer and the global OTA segment continues to consolidate, with certain competitors merging or forming strategic partnerships. Airbnb, Booking Holdings and other providers of alternative accommodations provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation providers could affect overall travel patterns generally, and the demand for our services specifically, in facilitating reservations at hotels and alternative accommodations. Furthermore, Airbnb has, and similar providers could, increasingly look to add other travel services, such as tours, activities, hotel and flight bookings, any of which could further extend their reach into the travel market as they seek to compete with the traditional OTAs.
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
In recent years, search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its Google Travel, Google Flights, Hotel Ads and alternative accommodations metasearch products. In addition, Google may be able to leverage the data they collect on users to the detriment of us and other OTAs. Search engines may also continue to expand their voice and artificial intelligence ("AI") capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.
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
Applications and social media websites. Applications and social media websites, including Facebook, Instagram and TikTok, continue to develop search functionality for data included within their websites and mobile applications, which may in the future develop into alternative research and booking resources for travelers, resulting in additional competition.
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
B2B businesses. Our B2B business faces competition from other online travel agencies with B2B offerings as well as other competitors such as independent B2B businesses. If we are unable to deliver competitive supply, products, features and commercial terms to our B2B partners, this may result in slower growth and/or a loss of share.
Other participants in the travel industry. Other participants or existing competitors may begin to offer or expand other services to the travel industry that compete with the services we offer to our travelers, our travel industry affiliates and partners, or our corporate clients. For example, ride-sharing apps increasingly compete with traditional car rental services and are adding other transportation and experience offerings, and travel services continue to proliferate. To the extent any of these services gain market share over time, it may create additional competition and could negatively affect our businesses.
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
Our business and financial performance are affected by the overall health of the worldwide travel industry. Most recently, the COVID-19 pandemic and efforts to contain it severely restricted the level of economic activity around the world, had an unprecedented negative impact on the global travel industry, and materially impacted our business, financial performance and liquidity position, as well as those of many of the partners on which our business relies. Other factors beyond our control that could materially and adversely affect the travel industry in general and our business in particular include:

•
adverse macroeconomic conditions, such as slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, heightened bankruptcies or liquidations, significant changes in oil prices, and currency fluctuations;

•	political instability, including increased incidents of actual or threatened terrorism, and geopolitical conflicts (such as the war in Ukraine and the Israel-Hamas war);

•	major public health issues, including pandemics such as the COVID-19 pandemic;

•	fluctuations in hotel supply, occupancy and Average Daily Rates ("ADRs");

•	changes in airline capacity and airline ticket prices;

•	the imposition of taxes or surcharges by regulatory authorities;

•	extreme weather or natural disasters, including fires, floods, droughts, and hurricanes;

•	continued air carrier and hotel chain consolidation, travel strikes, trade disputes, labor unrest, or labor shortages;

•	travel-related accidents or grounding of aircraft due to safety concerns; and

•	travel bans, changes to visa and immigration requirements or border control policies.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers. Any associated decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term.
In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain of these events, such as severe weather conditions, fires, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues leading to constrained liquidity, particularly if we, as we often have done historically in the case of severe weather conditions and travel-related health events, provide relief to affected travelers by refunding the price or fees associated with airline tickets, hotel reservations and other travel products and services.
Our business depends on our relationships with travel suppliers and other B2B partners.
An important component of our business success depends on our ability to maintain and expand relationships with travel suppliers (including owners and managers of alternative accommodation properties), GDS partners and B2B partners. A substantial portion of our revenue is derived from compensation negotiated with travel suppliers, in particular lodging suppliers, airlines and GDS partners for bookings made through our channels. We typically negotiate or renegotiate numerous supplier contracts each year. No assurances can be given that travel suppliers will elect to participate in our platform, or that our compensation, access to inventory or access to inventory at competitive rates will not be further reduced or eliminated in the future, or that travel suppliers will not reduce the cost of their products or services (for example, ADRs or ticket prices); attempt to implement costly direct connections; charge us for or otherwise restrict access to content; increase credit card fees or fees for other services; fail to provide us with accurate booking information or otherwise take actions that would increase our operating expenses. Likewise, no assurance can be given that our current B2B partners will continue to participate in our platform or that our compensation will not be reduced. Any of these actions, or other similar actions, could reduce our revenue and margins thereby adversely affecting our business and financial performance.
Financial Risks
We may experience constraints in our liquidity due to factors out of our control and may be unable to access capital when necessary or desirable, either of which could harm our financial position.
If our liquidity is materially diminished, as it was during the COVID-19 pandemic, we may not be able to timely pay debts, leases, or comply with material provisions of our contractual obligations. Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, we cannot predict future outcomes if the travel industry were to experience a significant decline or disruption. Our indebtedness, the availability of assets as collateral for loans or other indebtedness, and market conditions may make it difficult for us to raise additional capital on commercially reasonable terms to meet potential future liquidity needs.
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
As of December 31, 2023, we have outstanding long-term indebtedness, excluding current maturities, with a face value of $6.3 billion and we have an essentially untapped revolving credit facility of $2.5 billion. Risks relating to our indebtedness include:

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
We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase and given current economic uncertainty and unpredictability, decisions we make on investing in brands could be less effective and costlier than expected. Certain online travel companies and metasearch websites have expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future.
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
Moreover, for existing and future payment options we offer to both our customers and suppliers, we are and may increasingly be subject to additional regulations and compliance requirements including obligations to implement enhanced authentication processes and new standards for payment security and strong customer authentication (“SCA”) that have and may increasingly make it more difficult and costly to carry out a payment transaction successfully. For example, the lack of industry-wide adoption of SCA may continue to add to the complexity of payment transactions for us and our suppliers.
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
Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using payment options including credit and debit cards or fraudulently obtained loyalty points. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge-back”). In addition, the payment card networks have rules around acceptable charge-back ratios. Accordingly, we calculate and record an allowance for the resulting charge-backs. Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms (such as historically occurred with the introduction of smartphones, tablet computers and in-home assistants), and our global expansion, including into markets with a history of elevated fraudulent activity. In addition, we have not broadly adopted certain protective capabilities across our platform, such as mobile application-based multi-factor authentication or third-party identify verification, which approach could result in significantly increased fraudulent activity on our platform in the future.
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
The rapid evolution and increased adoption of AI technologies may increase the risk of fraudulent bookings and fraudulent supplier scheme risks. Any of these events could have a significant negative effect on the value of our brands, which could have an adverse impact on our financial performance.
We work closely with various business partners and rely on third-parties for many systems and services, and therefore could be harmed by their activities.
We have numerous significant commercial arrangements with business partners, and we rely on third-party service providers for a broad ranges of key services, including both external, customer-facing services such as customer support and booking fulfillment and internal services related to our operations, technology development and infrastructure. If these partners or service providers fail to meet our requirements or legal or regulatory requirements, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions. Likewise, if one of our third-party service providers were to cease operations, face financial distress or other business disruption, we could suffer increased costs and disruption to our own business operations until an equivalent alternative could be sourced or developed, any of which could also have an adverse impact on our business and financial performance.
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
Our performance is largely dependent on the talents and efforts of our employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition for well-qualified employees is intense in almost all categories, including for software engineers, developers, product management personnel, development personnel, and other technology professionals, and in all geographies. The competition for talent is also exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to execute and innovate, our competitive position, and results of operations would be adversely affected. The current labor market is highly competitive and our personnel expenses to attract and retain key talent may increase further, which may adversely affect our results of operations.
Our employees in certain countries, primarily European, are represented by works councils, health and safety committees, and/or trade unions, which we collectively refer to as Employee Representative Bodies ("ERBs"). We are required to engage with our ERBs on certain matters such as restructurings, acquisitions and divestitures, and other matters that could impact our labor force. This engagement may include informing, consulting, or requesting consent or approval and ultimately may not result in terms satisfactory to us, which could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives, and exposure to claims and litigation.
In addition, the contributions of Barry Diller, our Chairman and Senior Executive, Peter Kern, our Vice Chairman and current Chief Executive Officer, and Ariane Gorin, who has been appointed to succeed Mr. Kern as Chief Executive Officer in May of 2024, as well as other members of our travel leadership team are critical to the overall management of the Company. Leadership transitions can be difficult to manage, and may cause disruption to our business due to, among other things, diverting management's attention away from the Company's financial and operational goals. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Mr. Kern, Ms. Gorin or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.

We may not achieve some or all of the expected benefits of our strategic initiatives or our efforts to increase our operational efficiencies, which may adversely affect our business.
In recent years, we have undertaken a number of significant, multi-year strategic initiatives to provide greater services and value to our travelers, suppliers and business partners. Some of our most significant initiatives are described above in Part I. Item 1. Business, under the caption “Market Opportunity and Business Strategy.” We may not realize the benefits we expect to achieve from these and our other strategic initiatives or our efforts may negatively impact our business and operations due to a variety of factors, including, but not limited to, unexpected delays, operational or technological challenges, or higher than expected costs or expenses. As a result, our business operations, financial condition and results of operations could be materially and adversely impacted.
We are exposed to various counterparty risks.
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. As it relates to deposits, as of December 31, 2023, we held cash in bank depository accounts of approximately $4.0 billion and money market funds of approximately $168 million. Additionally, majority-owned subsidiaries held cash of approximately $42 million and held term deposits of approximately $99 million. As it relates to foreign exchange, as of December 31, 2023, we were party to forward contracts with a notional value of approximately $3.7 billion, the fair value of which was a net liability of approximately $9 million. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts, our ability to recover losses or to access or recover our assets held may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceeding, and the receipt and remittance of payments via such counterparties would be severely limited or cease. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our B2B and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
We have foreign exchange risk.
We face exposure to movements in currency exchange rates (particularly those related to the Euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and Japanese Yen currencies) that revalue our cash flows, monetary assets and liabilities, and translate our foreign subsidiary financial results to U.S. dollars. In particular, we face exposure related to fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay as well as the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
Our alternative accommodations business has been, and continues to be, subject to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that prohibit or limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days, including laws that place many difficult obligations on property owners that must be complied with to offer their properties, or that regulate platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties. Other domestic and foreign jurisdictions may introduce similar regulations. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business. Governments also are looking at additional taxes specific to alternative accommodations that, if implemented, could make the business of operating an alternative accommodation less attractive or prohibitively expensive.
These new and evolving regulatory schemes may decrease listings available on our sites and add significant compliance risks to our business, including the risk of fines for noncompliance, as well as substantial internal costs and the allocation of resources to develop new internal compliance systems and processes. These obligations include gathering information about property owners, verification of registration status of properties and the ongoing provision of information to governments about short-term rental owners and operators and requirements to withhold and report taxable income to governments. For example, short-term rental regulations currently under consideration in the European Union could require us to provide data to all EU countries about short-term rentals listed on our sites. We may also remove properties from our websites if alternative accommodation owners or operators do not provide information we require to comply with applicable regulations.
We are not in a position to eliminate risks such as personal injury, property damage or other harm, at alternative accommodation properties and we generally do not verify safety, such as fire code compliance or the presence of carbon monoxide detectors, which could result in claims of liability based on events occurring at properties listed on our platforms.
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
Our business and financial performance could be adversely affected by changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition (including our contractual provisions regarding pricing and travel suppliers), economic and trade sanctions, tax, banking, machine learning and AI, data security, the provision of payment services and privacy.
There are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that relate to website display and messaging, including prices, liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services, and our contractual relationships with travel suppliers who list on our sites. In 2023, for example, the Federal Trade Commission proposed new rules and the State of California passed new laws, in each case focused on fees and related pricing display practices. These new laws and regulations may significantly impact the profitability or competitiveness of our business.
Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours could be costly and complex and could adversely impact our ability to offer certain packages in the EEC.
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

We also have been subject, and we will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax, payments and travel industry-specific laws and regulations, including but not limited to investigations and legal proceedings relating to the travel industry and, in particular, parity provisions in contracts between hotels and online travel companies, including Expedia Group, and the presentation of information to consumers, as described in Part I. Item 3. Legal Proceedings — Competition and Consumer Matters. The failure of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers which, if material, could adversely affect our business, financial condition and results of operations.
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
Taxing jurisdictions around the world have focused legislative efforts on tax reform, transparency, base erosion, and have enacted or are considering enacting digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development ("OECD") continues to advance proposals relating to its initiative for modernizing international tax rules, with the goal of having the participant countries implement a modernized and aligned international tax framework.
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
We are involved in various legal proceedings and disputes involving taxes, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise and the defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
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
We depend on the use of sophisticated information technologies and systems in many areas of our business including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, marketing, communications, procurement, payments, tax collection and remittance, fraud detection and administration, which we must continuously improve and upgrade. Our future success also depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. Cloud computing, the continued growth of alternative platforms and mobile computing devices, the emergence of niche competitors who may be able to optimize products, services or strategies that use cloud computing or for such platforms, as well as other technological changes, including new devices, services and home assistants, and developing technologies, have, and will continue to require, new and costly investments. Transitioning to these new technologies may be disruptive to resources and the services we provide and may increase our reliance on third party service providers.
Most recently, we have incorporated third-party AI technology in certain of our products, services and business operations. Our research, development and deployment of AI technologies remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market from other companies regarding the research, development and deployment of such technologies. While we aim to develop and deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action as a result of new applications of existing data protection, privacy, intellectual property, and other laws, including with respect to proposed legislation regulating AI in jurisdictions in which we operate; (ii) damage our reputation; or (iii) otherwise materially harm our business.
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
In addition, we continue to encounter attempted external attacks in a variety of forms, including ransomware, account takeovers, phishing, disinformation, and denial of service attacks. Additionally, some actors are using AI technology to launch more sophisticated, automated, targeted and coordinated attacks that are more difficult to detect. As these continue, there is a risk that successful attacks may cause a significant cybersecurity incident which impacts our critical operations. Successful attacks have the potential to damage our reputation, increase costs, and result in regulatory scrutiny or fines.
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
Environmental, Social and Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 30% of the outstanding voting power of Expedia Group.
As of December 31, 2023, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 30% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he acquires additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases additional shares of its common stock.
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
Moreover, we may be subject to criticism by ESG detractors for our ESG initiatives or for any revisions made to these initiatives. We may also be subject to adverse responses by government entities, like anti-ESG laws or punitive legislative actions, or from consumers, through actions like boycotts or adverse media campaigns, aimed at Expedia Group that could negatively affect our reputation, business operations, financial results, and growth.
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
The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to, among other risks, the risks described in this Item 1A, as well as:

•	quarterly variations in our operating and financial results as well as those of our peer companies;

•	operating and financial results that vary from the expectations of securities analysts and investors, including failure to meet or exceed forward-looking guidance we have given or deliver expected returns on investments or key initiatives;

•	changes in our capital or governance structure;

•	repurchases of our common stock, including failure to meet internal or external expectations around the timing or price of shares repurchases, and any reductions or discontinuances of repurchase activities;

•	changes in the stock price or market valuations of trivago, our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	announcements by us or our competitors of significant contracts, acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments as well as technological innovations, new services or promotional and discounting activities;

•	dilution resulting from any conversion of our convertible debt into common stock;

•	loss of a major travel supplier, such as an airline, hotel or car rental chain; and

•	lack of success in our efforts to increase our market share.
In addition, if the market for technology stocks or the greater securities market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Volatility in our stock price could also make us less attractive to certain investors, and/or invite speculative trading in our common stock or debt instruments.

Part I. Item 1B. Unresolved Staff Comments
None.
Part I. Item 1C. Cybersecurity
The Company’s Board of Directors (the “Board”) recognizes that safeguarding the Company’s data, information systems, and technology assets is critical to maintaining the trust and confidence of the Company’s travelers, business partners and employees. The Board actively exercises oversight of the Company’s technological infrastructure, information security and its cybersecurity, which are key components of the Company’s risk management program. The Company’s cybersecurity policies, standards, processes and programs are integrated into its risk management program and are based on industry standard frameworks established by the National Institute of Standards and Technology ("NIST") and the International Organization for Standardization, among others, as well as on evolving best practices.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management program is composed of the following key elements:
•Governance. As discussed in more detail under the heading “Cybersecurity Governance” below, as part of its general oversight duties, the Board oversees the Company’s risk management, including its cybersecurity risks. The Board is supported in its oversight of cybersecurity risks by the Audit Committee, which regularly interacts with the Company’s risk management function, the Company’s Chief Security Officer (“CSO”) and the Company’s Chief Technology Officer (“CTO”).
•Risk Assessment and Management. The Company’s cybersecurity risk management program is based on industry standard information security principles and best practices, specifically the NIST Cybersecurity Framework and the Payment Card Industry Data Security Standard ("PCI DSS"). The program encompasses all Company directly-managed brands, entities, and internal organizations other than its publicly-traded trivago subsidiary, which has its own standalone cybersecurity risk management program, and uses a proactive approach to regularly identify and assess cybersecurity threats, vulnerabilities and risks, and to evaluate the effectiveness of implemented security controls through internal audits, external threat intelligence, and periodic external independent assessments. Risks identified and assessed through the cybersecurity risk management program are then communicated to the Company’s senior leadership team and used to prioritize risks based on their potential impact and likelihood as part of the Company’s dynamic risk response strategy.
•Technical Safeguards and Incident Response. The Company classifies its electronic data and information systems based on the sensitivity and criticality of the data involved and deploys commensurate technical safeguards, including but not limited to firewalls, encryption, network segmentation, real-time monitoring, intrusion prevention systems, anti-malware, and access controls. The Company’s cybersecurity incident response plan, modeled on NIST 800-61, is built on a comprehensive framework which sets forth guidance and procedures required for the life cycle of an incident. The plan establishes processes for use by a cross-functional cybersecurity incident response team with the resources necessary to take action in a timely and decisive manner during the response, investigation, and remediation of an incident, and to comply with legal obligations. The Company tests, trains, and evaluates its incident response capabilities on at least an annual basis and updates its incident response plan accordingly. The Company also maintains insurance coverage for cybersecurity incidents.
•Third-Party Risk Management. The Company’s external service provider management program requires all third-party service providers to comply with the Company’s security standards, including notification procedures in the event of an incident involving Company confidential information. The Company requires its service providers to ensure that their own third-party vendors and subcontractors comply with the Company’s security standards when working with Company information. In addition, the Company performs diligence on external service providers and their vendors that have access to the Company's information and/or information systems, and conducts ongoing monitoring throughout the life of the relationship, including re-assessments in light of any significant changes to the provider’s security controls or technical landscape.
•Education and Awareness. The Company’s mandatory annual cybersecurity employee training program covers critical aspects of digital security, including phishing prevention, threat awareness and safe data handling practices. The annual training program is regularly refreshed based on the evolving security landscape and secure code development. It is also supplemented by awareness initiatives to keep Company personnel updated on cybersecurity threats and the latest security policies and instill a culture of security mindfulness across the organization.
•Continuous Review. The Company regularly reviews its cybersecurity policies, standards, and programs and evaluates the effectiveness of implemented security controls. In addition to performing internal audits, assessments, tabletop exercises, and vulnerability testing, the Company periodically engages third parties to perform information security maturity assessments, audits, cyber breach root cause analysis, and independent reviews of its information security control environment and operating effectiveness. The Company’s CSO provides regular reports on the results of such assessments to the Audit Committee and the Company’s senior leadership team, and the Company adjusts its cybersecurity policies, standards, and programs as necessary based on these reviews.
To date, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially adversely affected, or are reasonably likely to materially adversely affect, the Company, including its business strategy, results of operations or financial condition. Although the Company’s cybersecurity risk management program, as described above, is designed to help prevent, detect, respond to, and mitigate the impact of cybersecurity incidents, there is no guarantee that a future cybersecurity incident would not materially adversely affect the Company's business strategy, results of operations or financial condition. For information regarding cybersecurity risks that the Company faces and potential impacts on its business related thereto, see the disclosure set forth in Part I, Item 1A, Risk Factors, under the caption “System interruption, security breaches and unplanned outages in our information systems may harm our businesses.”
Cybersecurity Governance
The Board, in coordination with the Audit Committee, oversees the Company’s risk management program, which includes risks arising from cybersecurity threats. The Audit Committee regularly receives presentations and reports from both Company management and third-parties, as appropriate, that address a wide range of topics related to cybersecurity risks, including evolving standards, third-party and independent reviews, threat environment updates, technology trends and information security considerations arising with respect to the Company’s peers and partners. The Company’s CSO and/or the Company’s CTO regularly meet with the Audit Committee (and, where appropriate, the full Board) to discuss technology, information security and cybersecurity programs, progress updates on the Company's key cybersecurity initiatives and related priorities and controls. At least annually, the Audit Committee and the full Board receive a comprehensive written report covering the Company's cybersecurity program and associated risks, and any changes made to the program since the previous report. Additionally, the Audit Committee is promptly apprised of any cybersecurity incident that meets established reporting thresholds, and receives ongoing updates regarding any such incident until it has been resolved. At each regularly scheduled Board meeting, the Audit Committee Chair provides the full Board with an update on all significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled Board meeting.
The Company’s CSO, in coordination with the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), CTO, and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement and monitor a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response plan and its security policy. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CSO, the CTO and other executive leadership team members are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report risks from cybersecurity threats and cybersecurity incidents to the Audit Committee when appropriate.
The CSO has extensive cybersecurity experience, having served in various roles in information technology and information security for over two decades. Before joining the Company, he served as the Chief Cybersecurity Officer of the U.S. division of a large, multinational company. Additionally, the CSO has played an active role in shaping public cybersecurity policy and standards. The CSO holds a Bachelor of Science in Computer Science and is a Certified Information Systems Security Professional (CISSP) and a Certified Information Systems Auditor. The Company’s CTO holds an undergraduate degree in electrical engineering and a master’s degree in computer engineering, and has held senior technology roles for over 25 years, including serving as either the CTO or Chief Information Officer of four public companies. The Company’s CEO, CFO and CLO each hold undergraduate and graduate degrees in their respective fields, and each have extensive experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which is approximately 650,000 square feet of office space.
In addition, we lease approximately 2.3 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which approximately 815,000 square feet is leased for domestic operations and 1.5 million for international operations.

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
State of Mississippi Litigation. In December 2011, the State of Mississippi brought suit against a number of online travel companies, including Expedia, Hotels.com, Hotwire and Orbitz, for declaratory judgment, injunctive relief, violations of the state sales tax statute and local ordinances, violation of Consumer Protection Act (subsequently dismissed), conversion, unjust enrichment, constructive trust, money had and received and joint venture liability. In October 2018, the trial court granted the State of Mississippi’s motion for summary judgment on the issue of liability, after which the case proceeded to a damages phase in the trial court. In a July 12, 2021 final judgment, the trial court found the defendant online travel companies liable for state and local sales taxes and interest and also held the defendants liable for penalties. The defendants appealed to the Mississippi Supreme Court. On September 28, 2023, the court reversed the trial court and rendered judgment in favor of the defendants. On October 12, 2023, the State filed a motion for rehearing. That motion was denied on January 11, 2024, thereby ending the matter in the OTCs’ favor.
Arizona Cities Litigation. Tax assessments were issued in 2013 by 12 Arizona cities against a group of online travel companies including Expedia, Hotels.com, Hotwire and Orbitz. The online travel companies protested and petitioned for redetermination of the assessments. On May 28, 2014, the Municipal Tax Hearing Officer granted the online travel companies' protests and ordered the cities to abate the assessments. The cities appealed to the Arizona Tax Court, which granted the cities' motion for summary judgment in part and denied it in part in April 2016. The matter is currently pending in the Arizona Tax Court on damages issues. The parties filed cross motions for summary judgment on damages issues in 2020. On December 17, 2021, the Tax Court granted the parties’ motions in part and denied the parties’ motions in part. On January 3, 2022, plaintiffs filed a motion to reconsider a portion of the December 17, 2021 ruling, which the Tax Court granted on March 1, 2022. The parties reached a settlement of all claims with the exception of those brought by the city of Tucson and, on July 25, 2022, the court dismissed those claims, thereby ending the matter as to those claims. The parties filed cross motions for summary judgment on the city of Tucson’s claims and, on November 16, 2022, the Tax Court found in favor of the city of Tucson. The Tax Court issued a final judgment on January 18, 2023, and the Expedia Defendants filed a notice of appeal from that judgment on January 30, 2023. The court heard argument on the appeal on November 9, 2023. On January 11, 2024, the court issued a ruling reversing and vacating the lower court’s decision and remanding with instructions to enter judgment in favor of Expedia.

State of Louisiana/City of New Orleans Litigation. In August 2016, the State of Louisiana Department of Revenue and the city of New Orleans filed a lawsuit in Louisiana state court against a number of online travel companies, including Expedia, Hotels.com, Hotwire, Orbitz and Egencia. The complaint alleges claims for declaratory judgment, violation of state and city tax laws, unfair trade practices, breach of fiduciary duty, and imposition of a constructive trust. On January 26, 2022, the defendants filed a motion to reconsider the court’s prior denial of their motion for summary judgment and motion for judgment on the pleadings based on the recent decision by the Louisiana court of appeals in the Jefferson Parrish litigation. The court granted that motion in part, and denied it in part, on March 3, 2022. Trial in the case began on April 5 and concluded on April 13, 2022. On May 19, 2022, the trial court announced its decision in favor of the Expedia defendants, holding that they had no tax liability to the plaintiffs. The plaintiffs filed notices of appeal. The Louisiana First Circuit Court of Appeals held argument on the appeals on August 9, 2023 and the parties await a ruling.
Clark County, Nevada Litigation. On May 14, 2021, Clark County, Nevada filed a lawsuit in state court against a number of online travel companies, including a number of Expedia Group companies such as Expedia, Hotels.com, Orbitz, Travelscape, and Hotwire. The complaint alleges the defendants failed to comply with state and local transient occupancy tax statutes, as well as claims for conversion, breach of fiduciary duty, unjust enrichment, fraud and violation of the Nevada Deceptive Trade Practices Act. Plaintiffs purport to seek compensatory and punitive damages, declaratory relief and imposition of a constructive trust. The case was removed to federal district court. On September 13, 2021, defendants filed a motion to dismiss the common law and Nevada Deceptive Trade Practices Act claims. On August 12, 2022, the district court dismissed the Nevada Deceptive Trade Practice Claim but denied the motion to dismiss the common law claims. On May 16, 2022, defendants filed a motion for summary judgment as to all claims, which the court granted on March 31, 2023. On April 28, 2023, Plaintiffs filed a motion for reconsideration, which the court denied on January 16, 2024. On January 31, 2024, Plaintiffs filed a notice of appeal from the district court's rulings on the motion for summary judgment and motion to reconsider.
In addition, HomeAway is a party in the following proceedings:
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway. The complaint alleges claims for declaratory judgment, damages and an accounting. The parties have reached a tentative settlement agreement.
City of Charleston, South Carolina Litigation. On April 9, 2021, nine local governmental entities in South Carolina filed a lawsuit in state circuit court against HomeAway.com, Inc. and many other vacation rental listing companies. The complaint alleges the defendants failed to register with, and remit taxes and business license fees to, the plaintiffs as allegedly required by certain local accommodations tax and business license ordinances. The complaint further alleges claims for violation of the South Carolina Unfair Trade Practices Act. Plaintiffs purport to seek declaratory and injunctive relief, a legal accounting and damages. On May 27, 2021, plaintiffs filed an amended complaint adding five additional local government entities as plaintiffs. On September 24, 2021, plaintiffs filed a motion for leave to file a second amended complaint seeking to add, among other things, two additional local government entities as plaintiffs (which would bring the total number of plaintiffs to 16). The court granted that motion on March 25, 2022. On August 15, 2022, HomeAway.com, Inc. filed a motion to dismiss the South Carolina Unfair Trade Practices Act, contractual undertaking, declaratory relief and injunctive relief causes of action and answered the remaining causes of action. On April 4, 2023, the court denied the motion.
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
Other Legal Proceedings

Helms-Burton Litigation. A number of complaints have been filed by parties alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. On August 18, 2022, the Third Circuit affirmed the dismissal of plaintiff’s claim in the Glen action, thereby ending that matter. On November 11, 2022, the Eleventh Circuit reversed the dismissal of the plaintiff’s claim in the Del Valle matter. On May 31, 2023, Expedia filed a Petition for Writ of Certiori with the Supreme Court, and on October 2, 2023, the Supreme Court denied Expedia’s Petition for Writ of Certiori in the Del Valle matter. On August 10, 2023, the District Court dismissed, on new grounds, the Del Valle action and plaintiff filed an appeal to the Eleventh Circuit which remains pending. Currently, five cases are pending in the U.S. District Court for the Southern District of Florida and one case is pending in the District of Delaware.
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
Matters Relating to Online Marketplaces
Some regulatory authorities in different countries have also undertaken market studies, inquiries or investigations relating to the presentation of information on certain of our consumer-facing websites. We have worked collaboratively with such authorities and in some cases have offered voluntary undertakings or commitments in order to address the regulatory authorities' concerns.
We are unable to predict what, if any, effect such actions by regulatory authorities will have on our business, industry practices or online commerce more generally.
Part I. Item 4. Mine Safety Disclosures
Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 26, 2024, there were approximately 2,103 holders of record of our common stock and the closing price of our common stock was $151.93 on Nasdaq. As of January 26, 2024, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group and the Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation.

Dividend Policy
We did not pay quarterly common stock dividends in 2023 or 2022. At this time, we do not currently expect to declare dividends on our common stock. Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, tax policies, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreements limit our ability to pay cash dividends under certain circumstances.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2023, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In December 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). The 2019 Share Repurchase program was complete in the fourth quarter of 2023. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. A summary of the repurchase activity for the fourth quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2023	1,597	$99.20	1,597	$5,127,428
November 1-30, 2023	1,236	118.08	1,236	4,981,446
December 1-31, 2023	915	145.28	915	4,848,461
Total	3,748		3,748

Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2018. The stock price performance shown in the graph is not necessarily indicative of future price performance.
Part II. Item 6. Reserved
Not Applicable.
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
This section of this Form 10-K generally discusses the years ended December 31, 2023 and 2022 items and year over year comparisons between 2023 and 2022. Discussions of the year ended December 31, 2021 items and the year over year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All percentages within this section are calculated on actual, unrounded numbers.

Trends
Starting in early 2020, the COVID-19 pandemic, and measures to contain the virus, including government travel restrictions and quarantine orders, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. Travel was severely depressed during 2020, with reduced levels of new bookings. In 2021, we began to see a bookings recovery. In 2022, there was a strong, but uneven, recovery in travel demand with different regions around the world experiencing different rates of recovery. In 2023, the overall reopening of the Asia-Pacific region and general recovery outside of the United States was a factor in the gross bookings year-over-year growth rate for our B2B segment, but any other lingering impacts of the pandemic did not have a significant impact on our businesses, and we expect that to remain the case for future periods.
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
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com, and are expected to continue to grow as a percentage of the global accommodations market. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other OTAs with B2B offerings, as well as other competitors, such as independent B2B businesses.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in 2023, lodging accounted for 80%. Room nights booked grew 12% in 2023, as compared to a growth of 26% in 2022 and 71% in 2021. ADRs for rooms booked for Expedia Group increased 28% in 2021, increased 3% in 2022 and decreased 2% in 2023. Over the last couple of years, our lodging business saw a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of December 31, 2023, our global lodging marketplace had over 3 million lodging properties available, including over 2 million online bookable alternative accommodations listings through Vrbo and over 940,000 hotels and alternative accommodations through our other brands.
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
Alternative Accommodations. Over the past decade, we expanded into the alternative accommodations market. Vrbo is a leader, specializing in unique whole home inventory, primarily in North American leisure markets, and represents an attractive growth opportunity for Expedia Group.
Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo offers hosts subscription-based listing or pay-per-booking service models. It also generates revenue from a traveler service fee for bookings, as well as insurance products.
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
Air
Similar to the rest of travel, the airlines experienced a surge in pent-up demand when COVID-19 restrictions were lifted, however they continued to operate at reduced capacity due to staffing shortages and supply chain disruptions. In 2023, airlines focused on adding capacity back to their networks, ending the year with global air capacity nearly recovered to 2019 levels. Despite the return of capacity in 2023, U.S. domestic airfares remained roughly flat year-over-year and up approximately 10% compared to 2019 levels, according to Airlines Report Corporation ("ARC") data. Our air bookings improved in 2023 compared to 2022, but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 4% in 2023, 8% in 2022 and 43% in 2021. As a percentage of our total worldwide revenue in 2023, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2023, we generated $821 million of advertising and media revenue, a 6% increase from 2022, representing 6% of our total worldwide revenue.
Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In 2023, the company adopted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth.
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
Deferred Loyalty Rewards
We currently offer certain internally administered traveler loyalty programs to our travelers. In July 2023, we began to unify and expand our existing loyalty programs into one global rewards platform called One Key spanning all our main brands. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages car rentals, fights and cruises made on the U.S. points of sale on Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside of the United States and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards also continues to be offered outside of the United States and enables participating travelers to earn points on all hotel, flight, package and activities made on various international Brand Expedia websites. As travelers accumulate awards towards free travel products, we defer the relative standalone selling price of earned awards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which awards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the awards, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
In addition to the trivago goodwill impairment charge mentioned above, as a result of the assessment during the third quarter of 2023, we recognized a $15 million impairment charge related to indefinite-lived trade name. During the fourth quarter of 2023, we also recognized intangible impairment charges of $114 million related to indefinite-lived trade names within our B2C segment.
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
For additional information on our goodwill and intangible asset impairments recorded in 2023, 2022 and 2021, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
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
We are subject to income taxes in the United States and foreign jurisdictions and, due to the complex nature of tax legislation and frequent changes with such associated legislation, it is not feasible to analyze the statutes, regulations and judicial and administrative rulings in every jurisdiction. Rather, we have obtained the advice of international, state and local tax experts with respect to tax laws of certain countries, states and local jurisdictions that represent a large portion of our lodging revenue. Many of the statutes and regulations that impose these taxes were established before the emergence of the internet and ecommerce. Certain jurisdictions have enacted, and others may enact, legislation regarding the imposition of taxes on businesses that facilitate the booking of hotel or alternative accommodations. We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. We will continue to monitor the issue closely and provide additional disclosure, as well as adjust the level of reserves, as developments warrant. Additionally, certain of our businesses are involved in tax related litigation, which is discussed in Part I, Item 3, Legal Proceedings.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, see NOTE 2 — Significant Accounting Policies in the notes to consolidated financial statements.
Occupancy and Other Taxes
We are currently involved in seven lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
For additional information and other recent developments on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of December 31, 2023 and $44 million as of December 31, 2022.
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

Segments
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. In addition, through its sale in November 2021, our B2B segment included Egencia, a full-service travel management company that provided travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Gross Bookings
Gross bookings	$104,079	$95,049	$72,425	10%	31%
Revenue margin (1)	12.3%	12.3%	11.9%
___________________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 10% in 2023 compared to 2022 as gross bookings for lodging improved due to continued strength of travel demand. Booked room nights for our lodging business increased 12% in 2023 compared to 2022.
Revenue margin remained relatively consistent in 2023 compared to 2022.
Results of Operations
Revenue

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Revenue by Segment
B2C	$9,113	$8,741	$6,821	4%	28%
B2B	3,388	2,546	1,460	33%	74%
trivago (Third-party revenue)	338	380	317	(11)%	20%
Total revenue	$12,839	$11,667	$8,598	10%	36%
Revenue increased 10% in 2023 compared to 2022, on strong growth in our B2B segment resulting from increased lodging revenue.

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Revenue by Service Type
Lodging	$10,264	$8,905	$6,449	15%	38%
Air	410	362	254	13%	43%
Advertising and media(1)	821	777	603	6%	29%
Other	1,344	1,623	1,292	(17)%	25%
Total revenue	$12,839	$11,667	$8,598	10%	36%
___________________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 15% in 2023 primarily driven by an increase in room nights stayed mostly in our hotel business.
Air revenue increased 13% in 2023 primarily driven by an increase in revenue per air ticket as well as an increase in air tickets sold.
Advertising and media revenue increased 6% in 2023 due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and fee revenue related to our corporate travel business (through Egencia's sale in November 2021), decreased 17% in 2023 from a decrease in travel insurance with lower attach rates as consumers’ appetite for insurance normalizes and lower car rental revenue driven by lower rates as a result of increased industry supply.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Revenue by Business Model
Merchant	$8,818	$7,762	$5,537	14%	40%
Agency	3,075	2,994	2,307	3%	30%
Advertising, media and other	946	911	754	4%	21%
Total revenue	$12,839	$11,667	$8,598	10%	36%
The increase in merchant revenue in 2023 was primarily due to an increase in merchant hotel revenue.
The increase in agency revenue in 2023 was primarily due to an increase in agency hotel and air revenue, partially offset by miscellaneous decreases, including a decline in agency car revenue.
Advertising, media and other increased 4% in 2023 compared to 2022 primarily due to an increase in Expedia Media Solutions advertising revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Direct costs	$1,233	$1,353	$1,118	(9)%	21%
Personnel and overhead	340	304	404	12%	(25)%
Total cost of revenue	$1,573	$1,657	$1,522	(5)%	9%
% of revenue	12.3%	14.2%	17.7%
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

Cost of revenue decreased $84 million during 2023 compared to 2022, primarily due to lower costs associated with our direct customer service costs and other operations, partially offset by higher cloud costs and customer service personnel costs primarily as a result of increased transaction volumes. As a percentage of revenue, cost of revenue decreased in 2023 on leverage driven by ongoing efficiencies across our customer support and other operations.

Selling and Marketing - Direct and Indirect

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Selling and marketing - direct	$6,107	$5,428	$3,499	13%	55%
% of revenue	47.6%	46.5%	40.7%
Selling and marketing - indirect	756	672	722	12%	(7)%
% of revenue	5.9%	5.8%	8.4%
Selling and marketing - direct costs primarily include traffic generation costs from search engines and internet portals, television and print spending, private label and affiliate program commissions, public relations and other costs. Selling and marketing - indirect costs include personnel and related overhead in our various brands and global supply organization as well as stock-based compensation costs.
Selling and marketing - direct increased $679 million during 2023 compared to 2022 primarily driven by an increase in B2B partner commissions to support strong growth. Selling and marketing - indirect increased compared to the prior year due to compensation increases as well as higher headcount.
Technology and Content

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Personnel and overhead	$999	$874	$785	14%	11%
Other	359	307	289	17%	6%
Total technology and content	$1,358	$1,181	$1,074	15%	10%
% of revenue	10.6%	10.1%	12.5%
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
Technology and content expense increased $177 million for 2023 compared to 2022 primarily due to higher personnel costs from increased headcount to support our strategic initiatives, as well as higher stock-based compensation of $27 million year over year. In addition, licensing and maintenance costs increased $28 million year over year.
General and Administrative

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Personnel and overhead	$618	$591	$562	5%	5%
Professional fees and other	153	157	143	(2)%	9%
Total general and administrative	$771	$748	$705	3%	6%
% of revenue	6.0%	6.4%	8.2%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense increased slightly in 2023 compared to 2022 as higher average headcount as well as compensation increases were partially offset by lower professional fees.

Depreciation and Amortization

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Depreciation	$748	$704	$715	6%	(2)%
Amortization of intangible assets	59	88	99	(33)%	(11)%
Total depreciation and amortization	$807	$792	$814	2%	(3)%

Depreciation increased $44 million in 2023 compared to 2022. Amortization of intangible assets decreased $29 million in 2023 compared to 2022 primarily due to the completion of amortization in the fourth quarter of 2022 related to certain intangible assets.
Impairment of Goodwill, Intangible and Other Long-term Assets
During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment, as well as intangible impairment charges of $129 million related to indefinite-lived trade names within our B2C and trivago segments. During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment. During 2021, we recognized a goodwill impairment charge of $14 million and intangible and other long-term asset impairment charges of $6 million related to our B2B segment. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Legal reserves, occupancy tax and other	$8	$23	$1	(67)%	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other legal reserves.
Legal reserves, occupancy tax and other for the year ended December 31, 2023 primarily included changes to our reserve related to other taxes. Legal reserves, occupancy tax and other for the year ended December 31, 2022 primarily included charges related to certain other legal reserves for trivago.
Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which resulted in headcount reductions and office consolidations. As a result, we recognized $55 million in restructuring and related reorganization charges during 2021. We did not recognize any such costs in 2023 and 2022, but we continue to actively evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Operating income	$1,033	$1,085	$186	(5)%	484%
% of revenue	8.0%	9.3%	2.2%
In 2023, the decrease in operating income was primarily due to the impairment charges discussed above, partially offset by the growth in revenue in excess of other operating costs.

Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
B2C	$2,325	$2,124	$1,782	10%	19%
B2B(1)	798	599	110	33%	445%
trivago	56	113	39	(50)%	191%
Unallocated overhead costs (Corporate)	(499)	(487)	(454)	3%	7%
Total Adjusted EBITDA(2)	$2,680	$2,349	$1,477	14%	59%
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
Our B2C segment Adjusted EBITDA increased in 2023 compared to 2022 as a result of marketing efficiencies as well as revenue growth. Our B2B segment experienced an improvement in Adjusted EBITDA in 2023 compared to 2022 primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased in 2023 compared to 2022 as a result of revenue declines.
Interest Income and Expense

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Interest income	207	$60	$9	244%	543%
Interest expense	(245)	(277)	(351)	(12)%	(21)%
Gain (loss) on debt extinguishment, net	—	49	(280)	N/A	N/A
Interest income increased in 2023 compared to 2022 as a result of higher rates of return. Interest expense decreased in 2023 compared to 2022, as a result of lower average senior notes outstanding in the current year.
During 2022, we settled a tender offer to purchase $500 million in aggregate principal of our 2.95% senior unsecured notes, which resulted in the recognition of a net gain on debt extinguishment of $73 million. In addition, as a result of the early redemption of the 3.6% and 4.5% senior unsecured notes in 2022, we recognized a loss on debt extinguishment of $24 million, which primarily included the payment of early payment premiums as well as the write-off of unamortized discount and debt issuance costs.
Gain on Sale of Business, Net
During 2023, we recognized $25 million in gains related to sales of businesses in prior years. In 2022, we recognized an immaterial gain of $6 million primarily related to the sale of Egencia in the prior year.

Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Foreign exchange rate losses, net	$(85)	$(40)	$(48)
Gains (losses) on minority equity investments, net	16	(345)	(29)
TripAdvisor tax indemnification adjustment	67	—	—
Other	—	—	19
Total other, net	$(2)	$(385)	$(58)
For further information on our gains (losses) on minority equity investments, net, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
During 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. See “Provision for Income Taxes” below for a discussion of a corresponding charge to income tax expense in the current year and NOTE 10 — Income Taxes in the notes to the consolidated financial statements for further information.
Provision for Income Taxes

	Year ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	($ in millions)
Provision for income taxes	$330	$195	$(53)	69%	N/A
Effective tax rate	32.4%	36.2%	139.9%
Our effective tax rate for 2023 was higher than the 21% U.S. federal statutory income tax rate due to the non-deductible goodwill impairment and TripAdvisor audit assessment, partially offset by research and experimentation credits. Our effective tax rate for 2022 was higher than the 21% U.S. federal statutory income tax rate due to valuation allowances on minority investments and nondeductible compensation, partially offset by research and experimentation credits. For additional information, see NOTE 10 — Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal income tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
In December 2021, the OECD released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar Two”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. The Company is monitoring legislative developments and continuing to evaluate the potential impact of Pillar Two on our consolidated financial statements.
For more detail on our tax risk factors, see Part I, Item 1A, Risk Factors - “A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth,” “Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities,” and “We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.”
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Net income attributable to Expedia Group, Inc.	$797	$352	$12
Net income (loss) attributable to non-controlling interests	(109)	(9)	3
Provision for income taxes	330	195	(53)
Total other expense, net	15	547	224
Operating income	1,033	1,085	186
Gain (loss) on revenue hedges related to revenue recognized	(7)	(6)	(17)
Restructuring and related reorganization charges	—	—	55
Legal reserves, occupancy tax and other	8	23	1
Stock-based compensation	413	374	418
Depreciation and amortization	807	792	814
Impairment of goodwill	297	—	14
Intangible and other long-term asset impairment	129	81	6
Adjusted EBITDA	$2,680	$2,349	$1,477

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.3 billion and $4.1 billion at December 31, 2023 and 2022. Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at December 31, 2023.
As of December 31, 2023, the total cash and cash equivalents and short-term investments held outside the United States was $665 million ($524 million in wholly-owned foreign subsidiaries and $141 million in majority-owned subsidiaries). Most of our foreign undistributed earnings have already been subject to U.S. federal income tax. We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2023, Moody’s rating was Baa3 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2023, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
	(In millions)
Cash provided by (used in):
Operating activities	$2,690	$3,440	$3,748	$(750)	$(308)
Investing activities	(800)	(580)	(931)	(220)	351
Financing activities	(2,096)	(2,624)	(973)	528	(1,651)
Effect of foreign exchange rate changes on cash and cash equivalents	16	(190)	(177)	206	(13)
In 2023, net cash provided by operating activities decreased by $750 million primarily due to decreased benefits from working capital changes driven mostly by a change in deferred merchant bookings. In the prior year as the business emerged from the pandemic, we saw meaningful year-over-year increases in our deferred merchant bookings, which has since normalized in the current year. This decrease was partially offset by higher operating income after adjusting for impacts on depreciation, amortization and goodwill and intangible asset impairments as well as higher interest income received and lower interest expense paid in the current year.
In 2023, we had net cash used in investing activities of $800 million compared to $580 million in the prior year. The change was primarily due to higher capital expenditures in the current year as well as higher net sales and maturities of investments in the prior year, partially offset by higher uses of cash for the settlement of currency forward contract losses in the prior year period.
Cash used in financing activities in 2023 primarily included $2.1 billion of cash paid to acquire shares, including the repurchased shares under the authorizations discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $101 million of proceeds from the exercise of options and employee stock purchase plans. Cash used in financing activities in 2022 primarily included payments of $2.2 billion related to the extinguishment of our 2.5%, 3.6%, 4.5% senior notes and the tender offer for a portion of our 2.95% senior notes as well as $607 million of cash paid to acquire shares, including the repurchased shares under prior authorizations and for treasury stock activity related to the vesting of equity instruments. These uses of cash were partially offset by $131 million of proceeds from the exercise of options and employee stock purchase plans.
In 2018 and 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 15 million shares and 20 million shares of our common stock (the “2018 Share Repurchase Program” and the “2019 Share Repurchase Program”). In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). The 2018 and 2019 Share Repurchase Programs have been completed. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2023	2022	2021
Number of shares repurchased	19.1 million	5.2 million	—
Average price per share	$106.07	$96.09	$—
Total cost of repurchases (in millions)(1)	$2,031	$500	$—
 ______________________________________
(1)Amount excludes transaction costs and excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2023, $4.8 billion remain authorized for repurchase under the 2023 Share Repurchase Program.
During 2023 and 2022, we didn't pay any common stock dividends. At this time, we do not expect to make quarterly dividend payments on our common stock. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency in 2023 of $16 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the year. Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency in 2022 of $190 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the year.
Contractual Obligations and Commercial Commitments. Our material cash requirements as of December 31, 2023 include the following contractual obligations and commercial commitments arising in the normal course of business:
•Principal payments related to our debt that is included in our consolidated balance sheet and the related periodic interest payments. The Company had Senior Notes and Convertible Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, with varying maturities and an aggregate principal amount of $6.3 billion, none of which is payable within 12 months. Based on current stated fixed rates, future interest payments associated with the Senior Notes total approximately $876 million, with approximately $231 million payable within 12 months;
•Our operating leases had fixed lease payment obligations, including imputed interest, of $436 million, with $77 million payable within 12 months; and
•Purchase obligations representing the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods, and payments may be more than the minimum obligations based on actual use. The Company had purchase obligations of $1.0 billion, with $426 million payable within 12 months.
In addition, we had $311 million of net unrecognized tax benefits recorded on our balance sheet as of December 31, 2023, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
See NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2023 related to letters of credit and guarantees. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2023.
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

December 31, 2023
(In millions)
Combined Balance Sheets Information:
Current Assets	$7,408
Non-Current Assets	10,399
Current Liabilities(1)	11,949
Non-Current Liabilities	6,792

Year Ended December 31, 2023
Combined Statements of Operations Information:
Revenue	$10,122
Operating income (2)	714
Net income	566
Net income attributable to Obligors	675
(1)Current liabilities include intercompany payables with non-guarantors of $804 million as of December 31, 2023.
(2)Operating income includes intercompany income with non-guarantors of $152 million for the year ended December 31, 2023.
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
Interest Rate Risk
As of both December 31, 2023 and 2022, the outstanding aggregate principal amount of our debt was $6.3 billion. The aggregate principal of our debt included:
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
The 6.25%, 5.0%, 4.625%, 3.8%, 3.25%, and 2.95% senior unsecured notes are collectively the “Senior Notes.” If market interest rates decline, our required payments will exceed those based on market rates. Additionally, the 6.25%, 4.625% and 2.95% senior unsecured notes are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Senior Notes and Convertible Notes was approximately $6.1 billion and $5.8 billion as of December 31, 2023 and December 31, 2022, respectively. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our debt by approximately $100 million.
We maintain a revolving credit facility of $2.5 billion, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. We had no revolving credit facilities borrowings outstanding as of both December 31, 2023 and 2022.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2023 and 2022, we had a net forward liability of $9 million recorded in accrued expenses and other current liabilities and net forward asset of $15 million included in prepaid expenses and other current assets. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
In March 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps (“the swaps”) with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38%. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. The fair value of the cross-currency interest rate swaps was an $8 million asset as of December 31, 2023 and a $21 million asset as of December 31, 2022, recorded in long-term investments and other assets.
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $44 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2023. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2023, 2022 and 2021, we recorded net foreign exchange rate losses of approximately $85 million ($65 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $40 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $48 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue). As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
Equity Investment Risk
We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies, investments in which we’ve elected the fair value option, and minority investments without readily determinable fair values. We recorded net gains (losses) of $16 million, $(345) million, and $(29) million related to these investments for the years ended December 31, 2023, 2022, and 2021, respectively (See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information). The fair values of our investments in equity securities of publicly-traded companies (combined with our investments in which we’ve elected the fair value option) and minority investments without readily determinable fair values, were $584 million and $330 million, respectively, at December 31, 2023, and $564 million and $330 million, respectively, at December 31, 2022. A hypothetical 10% decrease in the fair values at December 31, 2023 of our investments in equity securities of publicly-traded companies and minority investments without readily determinable fair values would have resulted in a loss, before tax, of approximately $91 million, being recognized within other, net in our consolidated statements of operations.
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
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington
February 8, 2024

Part II. Item 9B. Other Information
Rule 10b5-1 Plan Elections
During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Part II. Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2024 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2024 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors — Director Independence” in the 2024 Proxy Statement and incorporated herein by reference.
Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption "Fees Paid to Our Independent Registered Public Accounting Firm" and “Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees” in the 2024 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of December 21, 2012, by and among Expedia, Inc., trivago GmbH, a wholly owned subsidiary of Expedia and the shareholders of trivago GmbH party thereto.		8-K	000-51447	2.1	12/21/2012
2.2	Shareholders Agreement, dated as of December 21, 2012 by and among trivago GmbH, Expedia, Inc., a wholly owned subsidiary of Expedia and certain shareholders of trivago GmbH.		8-K	000-51447	2.2	12/21/2012
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc., effective as of December 13, 2023		8-K	001-37429	3.1	12/15/2023
4.1	Description of Securities	X
4.2	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.3	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028		8-K	001-37429	4.1	9/21/2017
4.4	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.5	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 6.250% Notes due 2025		8-K	001-37429	4.1	5/5/2020
4.6	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027		8-K	001-37429	4.2	7/15/2020
4.7	Indenture, dated as of February 19, 2021 among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 0% Convertible Notes due 2026		8-K	001-37429	4.1	2/19/2021
4.8	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 2.95% Senior Notes due 2031		8-K	001-37429	4.1	3/3/2021
10.1	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011		8-K	000-51447	10.2	12/27/2011

10.2	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.3	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020	8-K	001-3749	10.1	4/10/2020
10.4	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.5	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.6	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.7	Reorganization Agreement by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of October 26, 2016	POS- AM*†	333-210377	2.1	11/4/2016
10.8	Credit Agreement, dated as of April 14, 2022, by and among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37429	10.1	4/18/2022
10.9	First Amendment, dated as of April 12, 2023, to the Credit Agreement dated as of April 14, 2022, among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-37429	10.1	5/5/2023
10.10*	Sixth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan	8-K	001-37429	10.1	6/2/2023
10.11*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.12*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	8-K	001-37429	10.2	6/2/2023
10.13*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	8-K	001-37429	10.3	6/2/2023
10.14*	Form of Expedia, Inc. Restricted Stock Unit Agreement (Directors)	10-Q	000-51447	10.1	8/1/2014
10.15*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)	10-K	001-37429	10.34	2/12/2021
10.16*	Form of Expedia, Inc. Restricted Stock Unit Agreement	10-K	001-37429	10.22	2/10/2017
10.17*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement	10-Q	001-37429	10.1	4/27/2018
10.18*	Form of Expedia, Inc. Stock Option Agreement	10-K	001-37429	10.23	2/10/2017
10.19*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	4/27/2018
10.20*	Form of Expedia, Inc. 2018 Performance-Based Stock Option Agreement	10-Q	001-37429	10.3	4/27/2018
10.21*	Form of Expedia Group, Inc. Stock Option Agreement	10-K	001-37429	10.46	2/8/2019
10.22*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	5/3/2019

10.23*	Form of Expedia Group, Inc. Restricted Stock Unit Agreement		10-Q	001-37429	10.3	5/3/2019
10.24*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement		10-K/A	001-37429	10.64	4/29/2020
10.25*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement		10-K/A	001-37429	10.65	4/29/2020
10.26*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.27*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.28*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.29*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.30*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.31*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.32*	Equity Treatment Agreement between Dara Khosrowshahi and Expedia, Inc., effective September 20, 2017		8-K/A	001-37429	10.4	9/21/2017
10.33*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of August 17, 2018		10-K	001-37429	10.45	2/8/2019
10.34*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of March 7, 2019		10-Q	001-37429	10.4	5/3/2019
10.35*	Performance Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 28, 2020		10-Q	001-37429	10.4	5/21/2020
10.36*	Employment Agreement between Peter Kern and Expedia, Inc., effective February 25, 2021		8-K	001-37429	10.1	2/26/2021
10.37*	Stock Option Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.2	2/26/2021
10.38*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.3	2/26/2021
10.39*	Employment Agreement between Julie Whalen and Expedia, Inc., dated September 13, 2022		8-K	001-37429	10.2	9/14/2022
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Vice Chairman (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Vice Chairman (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
97	Expedia Group, Inc. Incentive Compensation Clawback Policy, dated September 13, 2023	X
99.1	Order and Final Judgment, entered January 19, 2022		10-K	001-37429	99.1	2/10/2022
99.2	Stipulation of Compromise and Settlement, dated November 2, 2021		10-K	001-37429	99.2	2/10/2022
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ PETER KERN
Peter Kern Chief Executive Officer and Vice Chairman
February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 8, 2024.

Signature	Title

/s/ PETER KERN	Chief Executive Officer, Vice Chairman and Director
Peter Kern	(Principal Executive Officer)

/s/ JULIE WHALEN	Chief Financial Officer and Director
Julie Whalen	(Principal Financial Officer)

/s/ LANCE SOLIDAY	Senior Vice President, Chief Accounting
Lance Soliday	Officer and Controller
(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ MOINA BANERJEE	Director
Moina Banerjee

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ HENRIQUE DUBUGRAS	Director
Henrique Dubugras

/s/ CRAIG JACOBSON	Director
Craig Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ PATRICIA MENENDEZ CAMBO	Director
Patricia Menendez Cambo

/s/ ALEX VON FURSTENBERG	Director
Alex von Furstenberg

/s/ ALEXANDR WANG	Director
Alexandr Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

Loyalty Programs
Description of the Matter
As discussed in Note 2 of the financial statements, travelers enrolled in the One Key, Expedia Rewards and Hotels.com Rewards loyalty programs (collectively “loyalty programs”) earn rewards with each eligible booking made which can be redeemed for free or discounted future bookings. Member consideration is allocated between travel services and rewards earned in the loyalty programs. The Company defers the relative standalone selling price of earned rewards, net of rewards not expected to be redeemed (known as “breakage”), as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. To estimate the relative standalone selling price for rewards, the Company considers the stated redemption value per reward dictated by the terms of the loyalty programs and then estimates the future breakage of rewards based on statistical modeling techniques using historical member activity. The deferred loyalty rewards balance, net of amounts paid to the travel suppler, is recognized as revenue when the travel service purchased with the loyalty reward is satisfied.

Auditing the Company’s deferred loyalty rewards balance is especially complex and judgmental due to significant measurement uncertainty in determining the expected future breakage of rewards. Management uses statistical modeling techniques to estimate future breakage based on historical member activity. The amount of member consideration allocated to the rewards earned is sensitive to the expected future breakage assumption. The introduction of new programs, changes in loyalty program terms or the method, or manner in which rewards can be redeemed by members can change member behavior which increases the measurement uncertainty as historical member activity may not be indicative of future behavior.

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

Seattle, Washington
February 8, 2024

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
	(In millions, except for per share data)
Revenue	$12,839	$11,667	$8,598
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,573	1,657	1,522
Selling and marketing - direct	6,107	5,428	3,499
Selling and marketing - indirect (1)	756	672	722
Technology and content (1)	1,358	1,181	1,074
General and administrative (1)	771	748	705
Depreciation and amortization	807	792	814
Impairment of goodwill	297	—	14
Intangible and other long-term asset impairment	129	81	6
Legal reserves, occupancy tax and other	8	23	1
Restructuring and related reorganization charges	—	—	55
Operating income	1,033	1,085	186
Other income (expense):
Interest income	207	60	9
Interest expense	(245)	(277)	(351)
Gain (loss) on debt extinguishment, net	—	49	(280)
Gain on sale of business, net	25	6	456
Other, net	(2)	(385)	(58)
Total other expense, net	(15)	(547)	(224)
Income (loss) before income taxes	1,018	538	(38)
Provision for income taxes	(330)	(195)	53
Net income	688	343	15
Net (income) loss attributable to non-controlling interests	109	9	(3)
Net income attributable to Expedia Group, Inc.	797	352	12
Preferred stock dividend	—	—	(67)
Loss on redemption of preferred stock	—	—	(214)
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$797	$352	$(269)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$5.50	$2.24	$(1.80)
Diluted	5.31	2.17	(1.80)
Shares used in computing earnings (loss) per share (000's):
Basic	144,967	156,672	149,734
Diluted	150,228	161,751	149,734
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$14	$14	$22
Selling and marketing	79	67	96
Technology and content	138	111	117
General and administrative	182	182	183
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2023	2022	2021
	(In millions)
Net income	$688	$343	$15
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	27	(106)	(72)
Net reclassification of foreign currency translation adjustments into total other expenses, net	—	—	74
Other comprehensive income (loss), net of tax	27	(106)	2
Comprehensive income	715	237	17
Less: Comprehensive loss attributable to non-controlling interests	(107)	(30)	(24)
Less: Preferred stock dividend	—	—	67
Less: Loss on redemption of preferred stock	—	—	214
Comprehensive income (loss) attributable to Expedia Group, Inc. common stockholders	$822	$267	$(240)
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,225	$4,096
Restricted cash and cash equivalents	1,436	1,755
Short-term investments	28	48
Accounts receivable, net of allowance of $46 and $40	2,786	2,078
Income taxes receivable	47	40
Prepaid expenses and other current assets	708	774
Total current assets	9,230	8,791
Property and equipment, net	2,359	2,210
Operating lease right-of-use assets	357	363
Long-term investments and other assets	1,238	1,184
Deferred income taxes	586	661
Intangible assets, net	1,023	1,209
Goodwill	6,849	7,143
TOTAL ASSETS	$21,642	$21,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,041	$1,709
Accounts payable, other	1,077	947
Deferred merchant bookings	7,723	7,151
Deferred revenue	164	163
Income taxes payable	26	21
Accrued expenses and other current liabilities	752	787
Total current liabilities	11,783	10,778
Long-term debt, excluding current maturities	6,253	6,240
Deferred income taxes	33	52
Operating lease liabilities	314	312
Other long-term liabilities	473	451
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 282,149 and 278,264; Shares outstanding: 131,522 and 147,757
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,398	14,795
Treasury stock — Common stock and Class B, at cost, Shares: 157,903 and 137,783	(13,023)	(10,869)
Retained earnings (deficit)	(632)	(1,409)
Accumulated other comprehensive income (loss)	(209)	(234)
Total Expedia Group, Inc. stockholders’ equity	1,534	2,283
Non-redeemable non-controlling interest	1,252	1,445
Total stockholders’ equity	2,786	3,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,642	$21,561
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2020	261,563,912	$—	12,799,999	$—	$13,566	130,766,537	$(10,097)	$(1,781)	$(178)	$1,494	$3,004
Net income								12		3	15
Other comprehensive income (loss), net of taxes									29	(27)	2
Payment of preferred dividends (declared at $74.96 per share)					(67)						(67)
Proceeds from exercise of equity instruments and employee stock purchase plans	8,031,432	—			503						503
Exercise of common stock warrants	5,065,381	—									—
Loss on redemption of preferred stock					(214)						(214)
Withholding taxes for stock options					(20)						(20)
Treasury stock activity related to vesting of equity instruments						1,046,227	(165)				(165)
Adjustment to the fair value of redeemable non-controlling interests								8			8
Other changes in ownership of non-controlling interests					(4)					25	21
Stock-based compensation expense					465						465
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net income (loss)								352		(9)	343
Other comprehensive income (loss), net of taxes									(85)	(21)	(106)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,603,510	—			131						131
Treasury stock activity related to vesting of equity instruments						768,173	(107)				(107)
Common stock repurchases						5,202,492	(500)				(500)
Other changes in ownership of non-controlling interests					24					(20)	4
Stock-based compensation expense					411						411
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								797		(109)	688
Other comprehensive income, net of taxes									25	2	27
Proceeds from exercise of equity instruments and employee stock purchase plans	3,884,341	—			101						101
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						973,946	(106)				(106)
Common stock repurchases						19,145,610	(2,031)				(2,031)
Other changes in ownership of non-controlling interests					16					(86)	(70)
Stock-based compensation expense					474						474
Other					19	—	(17)	(20)			(18)
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
 See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(In millions)
Operating activities:
Net income	$688	$343	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	748	704	715
Amortization of stock-based compensation	413	374	418
Amortization of intangible assets	59	88	99
Impairment of goodwill, intangible and other long-term assets	426	81	20
Deferred income taxes	62	70	(145)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(16)	128	105
Realized loss on foreign currency forwards, net	—	78	16
(Gain) loss on minority equity investments, net	(16)	345	29
(Gain) loss on debt extinguishment, net	—	(49)	280
Gain on sale of business, net	(25)	(6)	(456)
Other	80	23	32
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(741)	(838)	(721)
Prepaid expenses and other assets	98	55	(224)
Accounts payable, merchant	332	375	777
Accounts payable, other, accrued expenses and other liabilities	101	194	136
Tax payable/receivable, net	(91)	11	10
Deferred merchant bookings	572	1,464	2,642
Net cash provided by operating activities	2,690	3,440	3,748
Investing activities:
Capital expenditures, including internal-use software and website development	(846)	(662)	(673)
Purchases of investments	(28)	(60)	(201)
Sales and maturities of investments	49	205	23
Cash and restricted cash divested from sale of business, net of proceeds	25	4	(60)
Proceeds from initial exchange of cross-currency interest rate swaps	—	337	—
Payments for initial exchange of cross-currency interest rate swaps	—	(337)	—
Other, net	—	(67)	(20)
Net cash used in investing activities	(800)	(580)	(931)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	—	1,964
Payment of long-term debt	—	(2,141)	(1,706)
Debt extinguishment costs	—	(22)	(258)
Redemption of preferred stock	—	—	(1,236)
Purchases of treasury stock	(2,137)	(607)	(165)
Payment of dividends to preferred stockholders	—	—	(67)
Proceeds from exercise of equity awards and employee stock purchase plan	101	131	503
Other, net	(60)	15	(8)
Net cash used in financing activities	(2,096)	(2,624)	(973)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	16	(190)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(190)	46	1,667
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	5,851	5,805	4,138
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$5,661	$5,851	$5,805
Supplemental cash flow information
Cash paid for interest	$231	$291	$342
Income tax payments, net	281	102	74
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $365 million as of December 31, 2023 and $480 million as of December 31, 2022.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2022, $6.2 billion of advance cash payments was reported within deferred merchant bookings, $5.3 billion of which was recognized resulting in $871 million of revenue during the year ended December 31, 2023 with the remainder primarily consisting of cancellations during the year. At December 31, 2023, the related balance was $6.9 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn rewards for each eligible booking made which can be redeemed for free or discounted future bookings. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages, car rentals, fights and cruises made on the U.S. points of sale on Brand Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside the U.S. and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards also continues to be offered outside the U.S. and enables participating travelers to earn points on all hotel, flight, package and activities made on various international Brand Expedia websites. As travelers accumulate rewards towards free travel products, we defer the relative standalone selling price of earned rewards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which rewards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the rewards, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2022, $961 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2023. At December 31, 2023, the related balance was $871 million.
Deferred Revenue. Deferred revenue primarily consists of unearned subscription revenue as well as deferred advertising revenue. At December 31, 2022, $163 million was recorded as deferred revenue, $125 million of which was recognized as revenue during the year ended December 31, 2023. At December 31, 2023, the related balance was $164 million.
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

	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$4,225	$4,096
Restricted cash and cash equivalents	1,436	1,755
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$5,661	$5,851
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
At December 31, 2023 and 2022, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net and present associated cash flows within investing activities on the statement of cash flows. We do not hold or issue financial instruments for speculative or trading purposes.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2023, 2022 and 2021, our advertising expense was $3.8 billion, $3.9 billion and $2.7 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a four-year period, but may accelerate in certain circumstances. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term generally on a straight-line basis, but at least equal to the portion of the grant-date fair value of the award that is vested at that date. In addition, we have a limited number of performance stock units ("PSUs"), for which we calculate the fair value using a Monte Carlo valuation model and amortized the fair value, net of actual forfeitures, as stock-based compensation over the vesting term, generally a two or three year period, on an accelerated basis. The number of shares that ultimately vest depends on achieving certain performance metrics or performance goals, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
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
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of term deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Euros, British pound, Canadian dollar, Australian dollar, Brazilian real, Indian Rupee, South Korean Won and Japanese Yen.
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
Recent Accounting Policies Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued new guidance that modifies the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.
In December 2023, the FASB issued new guidance to improve its income tax disclosure requirements. Under the new guidance, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.
NOTE 3 — Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$168	$168	$—
Term deposits	71	—	71
Derivatives:
Cross-currency interest rate swaps	8	—	8
Investments:
Term deposits	28	—	28
Equity investments	584	584	—
Total assets	$859	$752	$107

Liabilities
Derivatives:
Foreign currency forward contracts	$9	$—	$9

Financial assets measured at fair value on a recurring basis as of December 31, 2022 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$3	$3	$—
Term deposits	188	—	188
Derivatives:
Foreign currency forward contracts	15	—	15
Cross-currency interest rate swaps	21	—	21
Investments:
Term deposits	48	—	48
Equity investments	564	49	515
Total assets	$839	$52	$787
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
As of December 31, 2023 and 2022, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2023, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $3.7 billion. As of December 31, 2023 and 2022, we had net forward liability of $9 million ($28 million gross forward liability) recorded in accrued expenses and other current liabilities and $15 million ($29 million gross forward asset) recorded in prepaid expenses and other current assets. We recorded $(24) million, $(66) million and $1 million in net gains (losses) from foreign currency forward contracts in 2023, 2022 and 2021.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million, and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was an $8 million asset as of December 31, 2023 and a $21 million asset as of December 31, 2022, recorded in long-term investments and other assets. The gain recognized in interest expense was $5 million during the years ended December 31, 2023 and 2022.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2023, 2022, and 2021, we recognized gains (losses) of approximately $42 million, $(45) million and $(29) million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
In connection with our disposition of Egencia (our former corporate travel arm) in November 2021 as discussed in NOTE 16 – Divestitures, we became an indirect holder of approximately 19% interest in GBT JerseyCo Ltd. (“GBT”), doing business as American Express Global Business Travel, with an initial fair value of $815 million. In May 2022, GBT completed a deSPAC business combination with Apollo Strategic Growth Capital. This combination resulted in a newly publicly traded company, Global Business Travel Group, Inc. (“GBTG”), which together with GBT’s pre-combination shareholders owned all of GBT. Post combination and as of December 31, 2022, we had an approximately 16% ownership interest in GBT and a commensurate voting interest in GBTG. In July 2023, GBTG simplified its organizational structure, and we exchanged our previously held GBT shares for an equal number of GBTG shares with no change to our ownership interest. Our previous GBT shares were exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price. As a result of this exchange, as of the third quarter of 2023, we reclassified our investment from Level 2 to a Level 1 asset. As of December 31, 2023, we have an approximately 16% ownership interest in GBTG. In 2023 and 2022, we recognized a loss of approximately $26 million and approximately $300 million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
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
Goodwill. During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment. This impairment charge resulted from trivago’s recent strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability. As a result, we concluded that sufficient indicators existed that to require us to perform an interim quantitative assessment of goodwill for our trivago segment as of September 30, 2023, in which we compared the fair value of the reporting unit to its carrying value. The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and considered the weakening of operating results, and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in third quarter of 2023. As of December 31, 2023, our trivago segment had no goodwill remaining.
As noted above, trivago is subject to its own reporting and filing requirements and, therefore, assesses goodwill at a lower level, which could result in possible differences in the ultimate amount or timing of impairments recognized. Additionally, as the stock of our trivago segment is publicly traded, it is difficult to predict market dynamics and the extent or duration of any stock declines.
During 2021, we recognized a goodwill impairment charge of $14 million in our B2B segment resulting from valuing a component of our Egencia reporting unit that remained after the sale on November 1, 2021.
Intangible and Long-term Assets. During 2023, we recognized intangible asset impairment charges of $129 million related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands, of which $114 million related to our B2C segment and $15 million related to our trivago segment. The indefinite-lived intangible assets, classified as Level 3 measurements, were valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues and royalty rates, which ranged from 3% to 4% with a weighted average royalty rate of 3.2%.
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
Minority Investments without Readily Determinable Fair Values. As of both December 31, 2023 and 2022, the carrying values of our minority investments without readily determinable fair values totaled $330 million. During 2023, 2022 and 2021, we had no material gains or losses recognized related to these minority investments. As of December 31, 2023, total cumulative adjustments made to the initial cost basis of these investments included $2 million in unrealized upward adjustments and $105 million in unrealized downward adjustments (including impairments).

NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2023	2022
	(In millions)
Capitalized software development	$3,290	$3,107
Computer equipment	202	353
Furniture and other equipment	113	102
Buildings and leasehold improvements	1,222	1,183
Land	146	146
	4,973	4,891
Less: accumulated depreciation	(2,765)	(2,744)
Projects in progress	151	63
Property and equipment, net	$2,359	$2,210
As of December 31, 2023 and 2022, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $999 million and $960 million. For the years ended December 31, 2023, 2022 and 2021, we recorded amortization of capitalized software development costs of $642 million, $597 million and $588 million included in depreciation and amortization expense.
As of December 31, 2023, 2022 and 2021, we had $5 million, $26 million and $4 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $97 million, $99 million and $119 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$92	$96	$151
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	86	75	30
Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Operating lease right-of-use assets	$357	$363

Current lease liabilities, included within Accrued expenses and other current liabilities	$66	$77
Long-term lease liabilities, included within Operating lease liabilities	314	312
Total operating lease liabilities	$380	$389

Weighted average remaining lease term	6.9 years	7.1 years
Weighted average discount rate	4.1%	3.5%

Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2024	$77
2025	70
2026	65
2027	60
2028	53
2029 and thereafter	111
Total lease payments	436
Less: imputed interest	(56)
Total	$380
NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In millions)
Goodwill	$6,849	$7,143
Intangible assets with indefinite lives	912	1,058
Intangible assets with definite lives, net	111	151
	$7,872	$8,352
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred.
During 2023, due to trivago’s recent strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability, in addition to our annual assessment, we deemed it necessary to perform an interim assessment of goodwill and intangible assets. As a result of the assessment during the third quarter of 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment as well as intangible impairment charges of $15 million related to indefinite-lived trade name within our trivago segment. In addition, during the fourth quarter of 2023, we recognized intangible impairment charges of $114 million related to indefinite-lived trade names within our B2C segment.
During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment. During 2021, we recognized a goodwill impairment charge of $14 million.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	B2C	B2B	trivago	Total
	(In millions)
Balance as of January 1, 2022	$6,462	$394	$315	$7,171
Foreign exchange translation and other	(29)	18	(17)	(28)
Balance as of December 31, 2022	6,433	412	298	7,143
Impairment charges	—	—	(297)	(297)
Foreign exchange translation and other	3	1	(1)	3
Balance as of December 31, 2023	$6,436	$413	$—	$6,849
As of December 31, 2023, accumulated goodwill impairment losses in total were $3.6 billion, of which $3.0 billion was associated with our B2C segment, $537 million was associated with our trivago segment and $14 million was associated with our B2B segment. As of December 31, 2022, accumulated goodwill impairment losses in total were $3.3 billion, of which $3.0 billion was associated with our B2C segment, $240 million was associated with our trivago segment and $14 million was associated with our B2B segment.

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$382	$(353)	$29	$382	$(336)	$46
Supplier relationships	480	(471)	9	478	(460)	18
Domain names	167	(131)	36	149	(118)	31
Other	689	(652)	37	686	(630)	56
Total	$1,718	$(1,607)	$111	$1,695	$(1,544)	$151
Amortization expense was $59 million, $88 million and $99 million for the years ended December 31, 2023, 2022 and 2021. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2023, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2024	$58
2025	38
2026	12
2027	3
Total	$111

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2023	2022
	(In millions)
6.25% senior notes due 2025	$1,039	$1,036
5.0% senior notes due 2026	748	746
0% convertible senior notes due 2026	993	989
4.625% senior notes due 2027	746	745
3.8% senior notes due 2028	996	995
3.25% senior notes due 2030	1,238	1,237
2.95% senior notes due 2031	493	492
Long-term debt(1)	$6,253	$6,240
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
Outstanding Debt
Senior Notes Outstanding. In prior years, we issued the following senior notes, which are still outstanding as of December 31, 2023:
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
All of our outstanding senior notes (collectively the "Senior Notes") are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $73 million as of both December 31, 2023 and 2022.
Convertible Notes Outstanding. The net carrying amount of the Convertible Notes as of December 31, 2023 and 2022 was $993 million and $989 million, respectively, which reflects the $1 billion in principal less unamortized debt issuance costs of $7 million and $11 million, respectively. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $3 million during both of the years ended December 31, 2023 and 2022.
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

Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.1 billion and $4.9 billion as of December 31, 2023 and 2022. Additionally, the estimated fair value of the Convertible Notes was $953 million and $871 million as of December 31, 2023 and 2022. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of December 31, 2023 and 2022, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of December 31, 2023 and 2022, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group's credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group's credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group's credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of December 31, 2023 and 2022, there was $40 million and $38 million of outstanding stand-by LOCs issued under the facility.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation on a pre-tax and/or Roth basis. Employees may also contribute up to 10% after-tax, not to exceed 60% of pay and not more than statutory limits. Expedia Group makes matching contributions in an amount equal to 50% of participant 401(k) contributions up to the first 6% of their compensation each payroll period. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $72 million, $63 million and $68 million for the years ended December 31, 2023, 2022 and 2021.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards, such as PSUs, to directors, officers, employees and consultants. As of December 31, 2023, we had approximately 10 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2022	6,630	$146.43
Granted	5,191	96.93
Vested	(2,880)	127.48
Cancelled	(868)	129.00
Balance as of December 31, 2023	8,073	123.24

The following table presents a summary of PSU activity:

	PSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued as of December 31, 2022	33	$87.58
Granted	232	99.87
Performance Shares Adjustment(1)	117	100.25
Vested	(24)	86.30
Cancelled	(81)	111.91
Shares probable to be issued as of December 31, 2023	277	99.84
___________________________________
(1)Outcome for vested performance-based awards is updated based upon achievement of certain stock price growth rate targets of the Company’s common stock. Probable outcome for unvested performance-based awards is based upon achievement of certain stock price growth rate targets of the Company’s common stock as of December 31, 2023.
The total market value of RSU and PSU shares vested during the years ended December 31, 2023, 2022 and 2021 was $316 million, $336 million and $504 million.
The following table summarizes the estimated vesting, as of December 31, 2023, of PSUs granted in 2023, 2022 and 2021, net of forfeiture and vesting since the respective grant dates:

	By Grant Year
Performance Stock Units	2023	2022	2021	Total	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued	277	—	—	277	$99.84
Shares not subject to the achievement of minimum performance thresholds	—	—	—	—	—
Shares that could be issued if maximum performance thresholds are met	444	183	248	875	151.44
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of December 31, 2022	4,075	$135.93
Exercised	(538)	110.77
Cancelled	(326)	105.74
Balance as of December 31, 2023	3,211	143.42	3.2	$40
Exercisable as of December 31, 2023	936	109.97	0.9	40
Vested and expected to vest after December 31, 2023	3,211	143.42	3.2	40
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2023, based on our closing stock price of $151.79 as of the last trading date in 2023. The total intrinsic value of stock options exercised was $9 million, $89 million and $302 million for the years ended December 31, 2023, 2022 and 2021.
There were no options granted during 2023 or 2022. The fair value of stock options granted during 2021 were estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	42.64%
Expected life (in years)	5.13
Dividend yield	—%
Weighted-average estimated fair value of options granted during the year	$60.39
In 2023, 2022 and 2021, we recognized total stock-based compensation expense of $413 million, $374 million and $418 million. The total income tax benefit related to stock-based compensation expense was $88 million, $106 million and $157 million for 2023, 2022 and 2021. We capitalized $71 million, $54 million and $68 million of stock-based compensation expense associated with the cost of developing internal-use software in 2023, 2022 and 2021.
Cash received from stock-based award exercises for the years ended December 31, 2023, 2022 and 2021 was $60 million, $98 million and $476 million, respectively. Total current income tax benefits during the years ended December 31, 2023, 2022 and 2021 associated with the exercise of stock-based awards held by our employees were $17 million, $17 million and $28 million, respectively.
As of December 31, 2023, there was approximately $878 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.45 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees were allowed to contribute up to 15% of their base compensation. During 2023, 2022 and 2021, approximately 442,000, 305,000, and 194,000 shares were purchased under this plan for an average price of $92.56, $109.36 and $135.38 per share. As of December 31, 2023, we have reserved approximately 1.5 million shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
U.S.	$935	$67	$(274)
Foreign	83	471	236
Total	$1,018	$538	$(38)
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Current income tax expense:
U.S. federal	$128	$17	$17
State	36	6	7
Foreign	104	102	68
Current income tax expense	268	125	92
Deferred income tax (benefit) expense:
U.S. federal	75	(4)	(137)
State	(4)	(2)	(19)
Foreign	(9)	76	11
Deferred income tax (benefit) expense	62	70	(145)
Income tax (benefit) expense	$330	$195	$(53)

We reduced our current income tax payable by $17 million, $17 million, and $28 million for the years ended December 31, 2023, 2022 and 2021 for tax deductions attributable to stock-based compensation.
Deferred Income Taxes
As of December 31, 2023 and 2022, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$42	$51
Deferred loyalty rewards	204	225
Net operating loss and tax credit carryforwards	314	520
Stock-based compensation	14	22
Property and equipment	23	24
Capitalized research and development	325	154
Operating lease liabilities	130	86
Long-term investments	168	194
Other	65	59
Total deferred tax assets	1,285	1,335
Less valuation allowance	(244)	(242)
Net deferred tax assets	$1,041	$1,093
Deferred tax liabilities:
Goodwill and intangible assets	(345)	(387)
Anticipatory foreign tax credits	(16)	—
Operating lease ROU assets	(127)	(83)
Other	—	(14)
Total deferred tax liabilities	$(488)	$(484)
Net deferred tax assets	$553	$609
As of December 31, 2023, we had state and foreign net operating loss carryforwards (“NOLs”) of approximately $283 million and $268 million. State NOLs of $85 million may be carried forward indefinitely, and state NOLs of $198 million expire at various times starting from 2025. Foreign NOLs of $178 million may be carried forward indefinitely, and foreign NOLs of $90 million expire at various times starting from 2024.
As of December 31, 2023, we had a valuation allowance of approximately $244 million related to certain tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $2 million from the amount recorded as of December 31, 2022, primarily due to the unrealized capital losses on minority investments. The amount of the deferred tax asset considered realizable may be adjusted if capital gains are realized or if, in certain jurisdictions, objective negative evidence in the form of cumulative GAAP losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Most of our foreign undistributed earnings have already been subject to U.S. federal income tax. We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate
A reconciliation of amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes to total income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Income tax (benefit) expense at the U.S. federal statutory rate of 21%	$214	$113	$(8)
Foreign tax rate differential	(27)	(75)	3
U.S. federal research and development credit	(52)	(40)	(27)
Excess tax benefits related to stock-based compensation	9	(17)	(56)
Nondeductible compensation	28	37	45
Unrecognized tax benefits and related interest	39	27	6
Change in valuation allowances	—	77	(24)
Return to provision true-ups	(44)	(11)	4
State taxes	22	3	(9)
Non-creditable foreign withholding tax	3	21	1
Non-deductible goodwill impairment	92	—	—
Divestitures and entity restructuring	67	65	(6)
Foreign-derived intangible income	(25)	(15)	—
Other, net	4	10	18
Income tax (benefit) expense	$330	$195	$(53)
Our effective tax rate for 2023 was higher than the 21% U.S. federal statutory income tax rate due to a non-deductible goodwill impairment and the TripAdvisor audit assessment discussed below, partially offset by research and experimentation credits. Our effective tax rate for 2022 was higher than the 21% U.S. federal statutory income tax rate due to valuation allowances on minority investments and nondeductible compensation, partially offset by research and experimentation credits. Our effective tax rate for 2021 was higher than the 21% U.S. federal statutory income tax rate due to excess tax benefits related to stock-based compensation, release of valuation allowances and research and experimentation credits, partially offset by nondeductible compensation, measured against a pre-tax loss.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2023	2022	2021
		(In millions)
Balance, beginning of year	$379	$349	$345
Increases to tax positions related to the current year	19	23	11
Increases to tax positions related to prior years	4	5	3
Decreases to tax positions related to prior years	—	—	(11)
Settlements during current year	(1)	(8)	(6)
Interest and penalties	24	10	7
Balance, end of year	$425	$379	$349
As of December 31, 2023, we had $425 million of gross unrecognized tax benefits, $223 million of which, if recognized, would affect the effective tax rate. As of December 31, 2022, we had $379 million of gross unrecognized tax benefits, $213 million of which, if recognized, would affect the effective tax rate. As of December 31, 2021, we had $349 million of gross unrecognized tax benefits, $207 million of which, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits in provision for income taxes in our consolidated statement of operations. Accrued interest and penalties of $90 million and $66 million were reflected in our consolidated balance sheets as of December 31, 2023 and 2022.
The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2011 through December 31, 2020. The Company has consented to an extension of the statute of limitations, until December 31, 2024 for the 2011 through 2013 tax years, until March 31, 2025 for the 2014 through 2016 tax years, and until June 30, 2025 for the 2017 through 2020 tax years. As of December 31, 2023, for the Expedia Group, Inc. and Subsidiaries group, statutes of limitations for tax years 2011 through 2022 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2001 through 2015 remain open to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal income tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years and the case is currently in Appeals. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal income tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and intend to formally file a protest. We are also under examination by the IRS for our 2017 to 2020 tax years. We believe it is reasonably possible that the audit of the 2011 to 2013 tax years will conclude within the next 12 months.
On December 20, 2011, we completed a spin-off of TripAdvisor into a separate publicly-traded corporation. Pursuant to the tax sharing agreement between Expedia Group and TripAdvisor, TripAdvisor is responsible for its potential income tax liabilities in connection with any consolidated income tax returns filed as a part of Expedia Group’s consolidated income tax return prior to or in connection with the spin-off. TripAdvisor is required to indemnify Expedia Group for any such taxes, including interest, penalties, legal, and professional fees.
In 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. During 2023, we recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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
In 2021, we redeemed all of the remaining outstanding Series A Preferred Stock at a price equal to 103% of the Preference Amount, plus accrued and unpaid distributions as to the redemption date using cash on-hand of $1,275 million, including a $36 million redemption premium and $39 million of accrued dividends. The loss on redemption of Preferred Stock was $214 million during the year ended December 31, 2021, which included a charge to additional paid-in capital for the redemption premium as well as $178 million related to the original issuance discount, issuance costs and the Warrants value. As of December 31, 2021, there was no remaining Series A Preferred Stock outstanding. The Series A Preferred Stock accumulated and we paid $67 million (or $74.96 per share of Series A Preferred Stock) in total dividends during the year ended December 31, 2021, including those mentioned above.
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
Treasury Stock
As of December 31, 2023, the Company's treasury stock was comprised of approximately 150.6 million common stock and 7.3 million Class B shares. As of December 31, 2022, the Company's treasury stock was comprised of approximately 130.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In 2018 and 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 15 million shares and 20 million shares of our common stock (the “2018 Share Repurchase Program” and the “2019 Share Repurchase Program”). In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). The 2018 and 2019 Share Repurchase Programs have been completed. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2023	2022	2021
Number of shares repurchased	19.1 million	5.2 million	—
Average price per share	$106.07	$96.09	$—
Total cost of repurchases (in millions)(1)	$2,031	$500	$—
___________________________________
(1)Amount excludes transaction costs and the excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2023, $4.8 billion remains authorized for repurchase with no fixed termination date for the repurchases. Subsequent to the end of 2023, we repurchased an additional 1.3 million shares for a total cost of $189 million, excluding transaction costs and excise tax, representing an average of $149.65 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of accumulated OCI as of December 31, 2023 and 2022 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains at December 31, 2023 and 2022 of $6 million ($8 million before tax) and $16 million ($21 million before tax) associated with our cross-currency interest rate swaps. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both December 31, 2023 and 2022 associated with previously settled Euro-denominated notes that were designated as net investment hedges. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2023 and 2022, our ownership interest in trivago was approximately 60.0% and 61.1%.
During 2023, trivago paid a one-time extraordinary dividend totaling approximately EUR 184 million (or approximately EUR 0.53 per share), which included intercompany payments to Expedia Group as well as $78 million to third-parties included in other, net in financing activities on the consolidated statement of cash flows.

NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2023, 2022 and 2021 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2023 and 2022, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise or vesting of stock-based awards and common stock warrants using the treasury stock method, (iii) if dilutive, our Convertible Notes using the if-converted method, and (iv) other stock-based commitments. In periods when we recognize a net loss, such as the year ended December 31, 2021, we exclude the impact of outstanding stock-based awards, common stock warrants and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
The following table presents our basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$797	$352	$12
Preferred stock dividend	—	—	(67)
Loss on redemption of preferred stock	—	—	(214)
Net income (loss) attributable to Expedia Group, Inc. common stockholders	$797	$352	$(269)
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$5.50	$2.24	$(1.80)
Diluted	5.31	2.17	(1.80)
Weighted average number of shares outstanding (000's):
Basic	144,967	156,672	149,734
Dilutive effect of:
Convertible Notes	3,921	3,921	—
Stock-based awards	1,333	1,153	—
Other dilutive securities	7	5	—
Diluted	150,228	161,751	149,734
For the years ended December 31, 2023 and 2022, approximately 4 million and approximately 9 million of outstanding stock-based awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the year ended December 31, 2021, approximately 11 million of outstanding stock-based awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In 2020, we committed to restructuring actions intended to simplify our businesses and improve operational efficiencies, which have resulted in headcount reductions and office consolidations. As a result, we recognized $55 million in restructuring and related reorganization charges during 2021. We did not recognize any restructuring and related organization charges during 2023 and 2022. We continue to evaluate additional cost reduction efforts and should we make decisions in future periods to take further actions we may incur additional reorganization charges.

NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2023	2022	2021
	(In millions)
Foreign exchange rate losses, net	$(85)	$(40)	$(48)
Gains (losses) on minority equity investments, net	16	(345)	(29)
TripAdvisor tax indemnification adjustment	67	—	—
Other	—	—	19
Total	$(2)	$(385)	$(58)

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2023:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$1,020	$426	$585	$9	$—
Guarantees	39	32	7	—	—
Letters of credit	44	42	2	—	—
	$1,103	$500	$594	$9	$—
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2023, 2022 and 2021.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seven lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, fifty of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-five dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million and $44 million as of December 31, 2023 and 2022. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
NOTE 16 – Divestitures
On November 1, 2021, we completed the sale of Egencia, Expedia Group’s corporate travel arm included within our B2B segment, to GBT. As a result of the sale, we deconsolidated Egencia, recognized a gain of $401 million within gain on sale of business, net in the consolidated statement of operations during the year ended December 31, 2021 and divested cash and restricted cash of $88 million. We received no cash for this transaction but on the date of sale Expedia Group became an indirect holder of an approximately 19% interest of GBT with an initial fair value of $815 million, and a subsidiary entered into a 10-year lodging supply agreement with GBT. During 2023 and 2022, we recognized immaterial gains of approximately $4 million and $6 million related to this transaction. See NOTE 3 — Fair Value Measurements for additional information on our ongoing investment.
In addition, during 2021, in connection with our efforts to focus on our core businesses and streamline our activities, we committed to plans to divest certain smaller businesses primarily within our B2C segment. As a result, in 2021, we completed the sales of certain smaller businesses, including Classic Vacations and Alice, which combined resulted in net gains of $57 million and net cash received of $27 million. The resulting gains in these transactions were recorded within gain on sale of business, net in the consolidated statement of operations.

During 2023, we had no dispositions, but we recognized a $21 million gain related to the sales of businesses in a prior year. We had no disposition activity during 2022.
None of these dispositions were considered a strategic shift that will have a major effect on our operations or financial results and they did not represent individually significant components of our business; therefore, they have not been reported as discontinued operations.
NOTE 17 — Related Party Transactions
IAC/InterActiveCorp
The Company and IAC are related parties because Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. At December 31, 2023, each of Expedia Group and IAC has a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and IAC each have a 50% ownership interest. The Company and IAC have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. We share equally in fixed and nonrecurring costs for the aircraft; direct operating costs are pro-rated based on actual usage. Another aircraft that had previously been jointly-owned by the companies was sold in November 2022, with each company receiving 50% of the $19 million in net sale proceeds.
In addition, in 2021, we entered into agreements pursuant to which we may use additional aircraft owned by a subsidiary of IAC on a cost basis. Total payments made to this entity by the Company were not material.
As of December 31, 2023 and 2022, the net basis in our ownership interest in the aircrafts then jointly-owned was $43 million and $46 million, respectively, recorded in long-term investments and other assets. In 2023, 2022 and 2021, operating and maintenance costs paid directly to the jointly-owned subsidiary for the aircraft were not material.
NOTE 18 — Segment Information
We have the following reportable segments: B2C (formerly referred to as Retail), B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. In addition, through its sale in November 2021, our B2B segment included Egencia, a full-service travel management company that provided travel services to businesses and their corporate customers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

The following tables present our segment information for 2023, 2022 and 2021. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,113	$3,388	$338	$—	$12,839
Intersegment revenue	—	—	187	(187)	—
Revenue	$9,113	$3,388	$525	$(187)	$12,839
Adjusted EBITDA	$2,325	$798	$56	$(499)	$2,680
Depreciation	(526)	(113)	(5)	(104)	(748)
Amortization of intangible assets	—	—	—	(59)	(59)
Impairment of goodwill	—	—	—	(297)	(297)
Intangible and other long-term asset impairment	—	—	—	(129)	(129)
Stock-based compensation	—	—	—	(413)	(413)
Legal reserves, occupancy tax and other	—	—	—	(8)	(8)
Realized (gain) loss on revenue hedges	11	(4)	—	—	7
Operating income (loss)	$1,810	$681	$51	$(1,509)	1,033
Other expense, net					(15)
Income before income taxes					1,018
Provision for income taxes					(330)
Net income					688
Net loss attributable to non-controlling interests					109
Net income attributable to Expedia Group, Inc.					$797

	Year ended December 31, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,741	$2,546	$380	$—	$11,667
Intersegment revenue	—	—	181	(181)	—
Revenue	$8,741	$2,546	$561	$(181)	$11,667
Adjusted EBITDA	$2,124	$599	$113	$(487)	$2,349
Depreciation	(509)	(85)	(8)	(102)	(704)
Amortization of intangible assets	—	—	—	(88)	(88)
Intangible and other long-term asset impairment	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	(374)	(374)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	2	4	—	—	6
Operating income (loss)	$1,617	$518	$105	$(1,155)	1,085
Other expense, net					(547)
Income before income taxes					538
Provision for income taxes					(195)
Net income					343
Net loss attributable to non-controlling interests					9
Net income attributable to Expedia Group, Inc.					$352

	Year ended December 31, 2021
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$6,821	$1,460	$317	$—	$8,598
Intersegment revenue	—	—	106	(106)	—
Revenue	$6,821	$1,460	$423	$(106)	$8,598
Adjusted EBITDA	$1,782	$110	$39	$(454)	$1,477
Depreciation	(522)	(102)	(10)	(81)	(715)
Amortization of intangible assets	—	—	—	(99)	(99)
Impairment of goodwill	—	—	—	(14)	(14)
Intangible and other long-term asset impairment	—	—	—	(6)	(6)
Stock-based compensation	—	—	—	(418)	(418)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Restructuring and related reorganization charges	—	—	—	(55)	(55)
Realized (gain) loss on revenue hedges	17	—	—	—	17
Operating income (loss)	$1,277	$8	$29	$(1,128)	186
Other expense, net					(224)
Loss before income taxes					(38)
Provision for income taxes					53
Net income					15
Net income attributable to non-controlling interests					(3)
Net income attributable to Expedia Group, Inc.					12
Preferred stock dividend					(67)
Loss on redemption of preferred stock					(214)
Net loss attributable to Expedia Group, Inc. common stockholders					$(269)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Business Model
Merchant	$8,818	$7,762	$5,537
Agency	3,075	2,994	2,307
Advertising, media and other	946	911	754
Total revenue	$12,839	$11,667	$8,598
Service Type
Lodging	$10,264	$8,905	$6,449
Air	410	362	254
Advertising and media	821	777	603
Other(1)	1,344	1,623	1,292
Total revenue	$12,839	$11,667	$8,598
___________________________________

(1)Other includes car rental, insurance, activities, cruise and fee revenue related to our corporate travel business prior to our sale of Egencia on November 1, 2021, among other revenue streams, none of which are individually material.
Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2023, 2022 and 2021. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenue
United States	$8,147	$7,939	$6,569
All other countries	4,692	3,728	2,029
	$12,839	$11,667	$8,598
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(In millions)
Property and equipment, net
United States	$2,289	$2,111
All other countries	70	99
	$2,359	$2,210

NOTE 19 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees as well as refund reserves in 2021 and 2022 primarily due to COVID impacts.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2023
Allowance for expected credit losses	$40	$33	$(27)	$—	$46
Other reserves	29	1	(8)	—	22
2022
Allowance for expected credit losses	$65	$20	$(3)	$(42)	$40
Other reserves	64	(28)	(4)	(3)	29
2021
Allowance for doubtful accounts	$101	$7	$(17)	$(26)	$65
Other reserves	58	7	(1)	—	64
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions or disposed of through sales of businesses, net translation adjustments and reclassifications.