Form 10-Q
period 2024-03-31
Expedia Group, Inc.
filed 2024-05-03
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of April 19, 2024 was:

Common stock, $0.0001 par value per share	127,224,287	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2024

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$2,889	$2,665
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	358	414
Selling and marketing - direct	1,650	1,487
Selling and marketing - indirect (1)	186	187
Technology and content (1)	341	317
General and administrative (1)	186	184
Depreciation and amortization	210	192
Legal reserves, occupancy tax and other	20	5
Restructuring and related reorganization charges	48	—
Operating loss	(110)	(121)
Other income (expense):
Interest income	51	43
Interest expense	(62)	(61)
Other, net	(34)	78
Total other income (expense), net	(45)	60
Loss before income taxes	(155)	(61)
Provision for income taxes	19	(79)
Net loss	(136)	(140)
Net (income) loss attributable to non-controlling interests	1	(5)
Net loss attributable to Expedia Group, Inc.	$(135)	$(145)

Loss per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(0.99)	$(0.95)
Diluted	(0.99)	(0.95)
Shares used in computing earnings (loss) per share (000's):
Basic	135,501	152,477
Diluted	135,501	152,477
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$2	$3
Selling and marketing	19	20
Technology and content	40	34
General and administrative	43	46

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(136)	$(140)
Currency translation adjustments, net of tax(1)	(15)	28
Comprehensive loss	(151)	(112)
Less: Comprehensive income (loss) attributable to non-controlling interests	(3)	10
Comprehensive loss attributable to Expedia Group, Inc.	$(148)	$(122)

(1)Currency translation adjustments include tax benefit of less than $1 million for the three months ended March 31, 2024 and tax benefit of approximately $1 million for the three months ended March 31, 2023 primarily associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,686	$4,225
Restricted cash and cash equivalents	1,936	1,436
Short-term investments	26	28
Accounts receivable, net of allowance of $52 and $46	3,750	2,786
Income taxes receivable	56	47
Prepaid expenses and other current assets	894	708
Total current assets	12,348	9,230
Property and equipment, net	2,353	2,359
Operating lease right-of-use assets	341	357
Long-term investments and other assets	1,245	1,238
Deferred income taxes	621	586
Intangible assets, net	1,006	1,023
Goodwill	6,847	6,849
TOTAL ASSETS	$24,761	$21,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,948	$2,041
Accounts payable, other	1,207	1,077
Deferred merchant bookings	11,392	7,723
Deferred revenue	177	164
Income taxes payable	25	26
Accrued expenses and other current liabilities	816	752
Total current liabilities	15,565	11,783
Long-term debt	6,256	6,253
Deferred income taxes	31	33
Operating lease liabilities	301	314
Other long-term liabilities	472	473
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 283,225 and 282,149; Shares outstanding: 128,007 and 131,522
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,550	15,398
Treasury stock - Common stock and Class B, at cost; Shares 162,495 and 157,903	(13,671)	(13,023)
Retained earnings (deficit)	(767)	(632)
Accumulated other comprehensive income (loss)	(222)	(209)
Total Expedia Group, Inc. stockholders’ equity	890	1,534
Non-redeemable non-controlling interests	1,246	1,252
Total stockholders’ equity	2,136	2,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,761	$21,642

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								(145)		5	(140)
Other comprehensive income, net of taxes									23	5	28
Proceeds from exercise of equity instruments and employee stock purchase plans	832,904	—			29						29
Treasury stock activity related to vesting of equity instruments						184,647	(21)				(21)
Common stock repurchases						4,321,273	(448)				(448)
Other changes in ownership of non-controlling interests					—					3	3
Stock-based compensation expense					114						114
Other					—		(3)				(3)
Balance as of March 31, 2023	279,097,139	$—	12,799,999	$—	$14,938	142,289,349	$(11,341)	$(1,554)	$(211)	$1,458	$3,290

Three months ended March 31, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net loss								(135)		(1)	(136)
Other comprehensive loss, net of taxes									(13)	(2)	(15)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,076,496	—			32						32
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						271,780	(37)				(37)
Common stock repurchases						4,319,981	(606)				(606)
Other changes in ownership of non-controlling interests					4			—		(3)	1
Stock-based compensation expense					118						118
Other					—		(5)	—			(5)
Balance as of March 31, 2024	283,225,072	$—	12,799,999	$—	$15,550	162,494,746	$(13,671)	$(767)	$(222)	$1,246	$2,136
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(136)	$(140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	195	177
Amortization of intangible assets	15	15
Amortization of stock-based compensation	104	103
Deferred income taxes	(38)	(57)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	30	(8)
Realized (gain) loss on foreign currency forwards, net	41	(12)
(Gain) loss on minority equity investments, net	9	(1)
Other, net	10	14
Changes in operating assets and liabilities:
Accounts receivable	(974)	(456)
Prepaid expenses and other assets	(171)	(293)
Accounts payable, merchant	(93)	(178)
Accounts payable, other, accrued expenses and other liabilities	219	79
Tax payable/receivable, net	(1)	29
Deferred merchant bookings	3,669	3,885
Net cash provided by operating activities	2,879	3,157
Investing activities:
Capital expenditures, including internal-use software and website development	(177)	(233)
Purchases of investments	(69)	—
Sales and maturities of investments	43	5
Other, net	(37)	33
Net cash used in investing activities	(240)	(195)
Financing activities:
Purchases of treasury stock	(643)	(469)
Proceeds from exercise of equity awards and employee stock purchase plan	32	29
Other, net	(20)	3
Net cash used in financing activities	(631)	(437)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(47)	11
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,961	2,536
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,661	5,851
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,622	$8,387
Supplemental cash flow information
Cash paid for interest	$82	$81
Income tax payments, net	26	34
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2024
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), previously filed with the Securities and Exchange Commission (“SEC”). trivago is a separately listed company on the Nasdaq Global Select Market and, therefore is subject to its own reporting and filing requirements, which could result in possible differences that are not expected to be material to Expedia Group.
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
In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports (Climate Rules). As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. In April 2024, the SEC issued an order staying the implementation of the Climate Rules pending completion of judicial review of consolidated changes to the rules by the Court of Appeals for the Eight Circuit. We continue to monitor developments and evaluate the potential impact of the Climate Rules on our consolidated financial statement disclosures.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our 2023 Form 10-K.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $493 million as of March 31, 2024 and $365 million as of December 31, 2023.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2023, $6.9 billion of advance cash payments was reported within deferred merchant bookings, $3.9 billion of which was recognized resulting in $555 million of revenue during the three months ended March 31, 2024. At March 31, 2024, the related balance was $10.5 billion.
At December 31, 2023, $871 million of deferred loyalty rewards was reported within deferred merchant bookings, $198 million of which was recognized within revenue during the three months ended March 31, 2024. At March 31, 2024, the related balance was $875 million.
Deferred Revenue. At December 31, 2023, $164 million was recorded as deferred revenue, $76 million of which was recognized as revenue during the three months ended March 31, 2024. At March 31, 2024, the related balance was $177 million.
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

Notes to Consolidated Financial Statements – (Continued)

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

	March 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$5,686	$4,225
Restricted cash and cash equivalents	1,936	1,436
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$7,622	$5,661
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2024, we recorded approximately $9 million of incremental allowance for expected uncollectible accounts, offset by $3 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$554	$554	$—
Term deposits	107	—	107
Derivatives:
Cross-currency interest rate swaps	13	—	13
Investments:
Equity investments	575	575	—
Corporate debt securities	69	—	69
Total assets	$1,318	$1,129	$189

Liabilities
Derivatives:
Foreign currency forward contracts	$15	$—	$15

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
As of March 31, 2024 and December 31, 2023, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available-for-sale. As of March 31, 2024, we had $26 million of short-term and $43 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and losses of less than $1 million.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of March 31, 2024, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.4 billion. We had a net forward liability of $15 million ($26 million gross forward liability) as of March 31, 2024 and a net forward liability of $9 million ($28 million gross forward liability) as of December 31, 2023 both recorded in accrued expenses and other current liabilities. We recorded $(46) million and $20 million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2024 and 2023.
We maintain two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $13 million asset as of March 31, 2024 and a $8 million asset as of December 31, 2023, recorded in long-term investments and other assets. The gain recognized in interest expense was $1 million during the three months ended March 31, 2024 and 2023.
Our equity investments include our marketable equity investments in Despegar and Global Business Travel Group, Inc., both publicly traded companies, which are included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we recognized net gains (losses) of approximately $(9) million and $1 million within other, net in our consolidated statements of operations related to the fair value changes of these equity investments.

Notes to Consolidated Financial Statements – (Continued)

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
Minority Investments without Readily Determinable Fair Values. As of March 31, 2024 and December 31, 2023, the carrying values of our minority investments without readily determinable fair values totaled $315 million and $330 million. During the three months ended March 31, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. During the three months ended March 31, 2023, we had no material gains or losses recognized related to these minority investments. As of March 31, 2024, total cumulative adjustments made to the initial cost basis of these investments included $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2024	December 31, 2023
	(In millions)
6.25% senior notes due 2025	$1,040	$1,039
5.0% senior notes due 2026	748	748
0% convertible senior notes due 2026	993	993
4.625% senior notes due 2027	747	746
3.8% senior notes due 2028	996	996
3.25% senior notes due 2030	1,239	1,238
2.95% senior notes due 2031	493	493
Long-term debt(1)	$6,256	$6,253
_______________
(1)Net of applicable discounts and debt issuance costs.
Long-term Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $48 million and $73 million as of March 31, 2024 and December 31, 2023.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.0 billion and $5.1 billion as of March 31, 2024 and December 31, 2023. Additionally, the estimated fair value of the Convertible Notes was $926 million and $953 million as of March 31, 2024 and December 31, 2023. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2024, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of March 31, 2024 and December 31, 2023, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia

Notes to Consolidated Financial Statements – (Continued)

Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $48 million and $40 million as of March 31, 2024 and December 31, 2023, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of March 31, 2024, the Company’s treasury stock was comprised of approximately 155.2 million common stock and 7.3 million Class B shares. As of December 31, 2023, the Company’s treasury stock was comprised of approximately 150.6 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2024, we repurchased, through open market transactions, 4.3 million shares under the 2023 Share Repurchase Program for a total cost of $606 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $140.26 per share. As of March 31, 2024, $4.2 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the first quarter of 2024, we repurchased an additional 1.4 million shares for a total cost of $180 million, excluding transaction costs and excise tax, representing an average purchase price of $132.89 per share.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options. As of March 31, 2024, we had stock-based awards outstanding representing approximately 13 million shares of our common stock, consisting of approximately 11 million RSUs and PSUs and options to purchase approximately 3 million shares of our common stock with a weighted average exercise price of $146.55 and weighted average remaining life of 3.3 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over four years. During the three months ended March 31, 2024, we granted approximately 3.5 million RSUs and PSUs.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of March 31, 2024 and December 31, 2023 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of March 31, 2024 of $10 million ($13 million before tax) and $6 million ($8 million before tax) as of December 31, 2023 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both March 31, 2024 and December 31, 2023 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings (Loss) Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2024, approximately 13 million shares from outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our

Notes to Consolidated Financial Statements – (Continued)

Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2023, approximately 14 million shares of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $48 million in restructuring and related reorganization charges during the three months ended March 31, 2024. The charges were predominately related to employee severance and benefit costs and approximately $40 million was unpaid as of March 31, 2024. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 in the range of approximately $30 million to $50 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2024, the effective tax rate was 12.4% measured against a pre-tax loss, compared to (128.5)% measured against a pre-tax loss for the three months ended March 31, 2023. The change in the effective tax rate quarter over quarter was due to prior period discrete tax effects of the TripAdvisor audit assessment, as described below.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. During the fourth quarter of 2019, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal income tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years. In the second quarter of 2024, IRS Appeals returned the case to Exam for further review. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal income tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and have formally filed a Mutual Agreement Procedure request. We are also under examination by the IRS for our 2017 to 2020 tax years.
On December 20, 2011, we completed a spin-off of TripAdvisor into a separate publicly traded corporation. Pursuant to the tax sharing agreement between Expedia Group and TripAdvisor, TripAdvisor is responsible for its potential income tax liabilities in connection with any consolidated income tax returns filed as a part of Expedia Group’s consolidated income tax return prior to or in connection with the spin-off. TripAdvisor is required to indemnify Expedia Group for any such taxes, including interest, penalties, legal, and professional fees.
In 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. During 2023, we recorded a total of $67 million, including $69 million during the first quarter of 2023, of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects.
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

Notes to Consolidated Financial Statements – (Continued)

matters would have a material adverse effect on our financial results; however, litigation is inherently uncertain and the actual losses incurred in the event that our legal proceedings were to result in unfavorable outcomes could have a material adverse effect on our business and financial performance.
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Seven lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of both March 31, 2024 and December 31, 2023. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
Note 10 – Segment Information
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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
The following tables present our segment information for the three months ended March 31, 2024 and 2023. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended March 31, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,986	$833	$70	$—	$2,889
Intersegment revenue	—	—	40	(40)	—
Revenue	$1,986	$833	$110	$(40)	$2,889
Adjusted EBITDA	$215	$172	$(9)	$(123)	$255
Depreciation	(133)	(34)	(1)	(27)	(195)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(104)	(104)
Legal reserves, occupancy tax and other	—	—	—	(20)	(20)
Restructuring and related reorganization charges	—	—	—	(48)	(48)
Realized (gain) loss on revenue hedges	13	4	—	—	17
Operating income (loss)	$95	$142	$(10)	$(337)	(110)
Other expense, net					(45)
Loss before income taxes					(155)
Provision for income taxes					19
Net loss					(136)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(135)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,921	$668	$76	$—	$2,665
Intersegment revenue	—	—	43	(43)	—
Revenue	$1,921	$668	$119	$(43)	$2,665
Adjusted EBITDA	$148	$133	$20	$(116)	$185
Depreciation	(126)	(25)	(1)	(25)	(177)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(103)	(103)
Legal reserves, occupancy tax and other	—	—	—	(5)	(5)
Realized (gain) loss on revenue hedges	(4)	(2)	—	—	(6)
Operating income (loss)	$18	$106	$19	$(264)	(121)
Other income, net					60
Loss before income taxes					(61)
Provision for income taxes					(79)
Net loss					(140)
Net income attributable to non-controlling interests					(5)
Net loss attributable to Expedia Group, Inc.					$(145)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2024	2023
	(in millions)
Business Model:
Merchant	$1,964	$1,794
Agency	678	666
Advertising, media and other	247	205
Total revenue	$2,889	$2,665
Service Type:
Lodging	$2,228	$2,029
Air	115	113
Advertising and media	215	175
Other(1)	331	348
Total revenue	$2,889	$2,665
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Despite these factors, we have witnessed a healthy but more normalized travel demand in the beginning of 2024, as consumers continue to prioritize spend on travel and experiences over other discretionary spending.
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com, and are expected to continue to grow as a percentage of the global accommodations market. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other online travel agencies (“OTAs”) with B2B offerings, as well as other competitors, such as independent B2B businesses.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the first quarter of 2024, lodging accounted for 77%. Room nights booked grew 7% in the first three months of 2024, as compared to growth of 12% in 2023 and 26% in 2022. Average Daily Rates (“ADRs”) booked for Expedia Group declined 3% in first three months of 2024 and decreased 2% in 2023 and grew 3% in 2022. While trends are starting to normalize, our lodging business has seen a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of March 31, 2024, our global lodging marketplace had over 3.5 million lodging properties available, including over 2.5 million online bookable alternative accommodations listings through Vrbo and over 960,000 hotels and alternative accommodations through our other brands.
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
Booked air tickets increased 2% in the first three months of 2024, and increased 4% in 2023 and 8% in 2022. As a percentage of our total worldwide revenue in the first quarter of 2024, air accounted for 4%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first three months of 2024, we generated $215 million of advertising and media revenue, a 23% increase from the same period in 2023. As a percentage of our total worldwide revenue in the first quarter of 2024, advertising and media accounted for 7%.
Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In 2023, the company adopted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth.
Business Strategy
As we endeavor to power global travel for everyone, everywhere our focus is to leverage our brand, supply and platform technology strength to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers.
We believe the strength of our core brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners seeking to grow their business through sophisticated technology, a better understanding of travel retailing and reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media. In 2024, we plan to accelerate our global market expansion beyond our core markets that were our focus in the second half of 2023.
During 2020, Expedia Group unified its technology, product, data engineering and data science teams to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The unified team structure enables us to deliver more scalable services and operate more efficiently. We have also completed the migration of our core B2C brands onto a unified Brand Expedia technology front-end infrastructure, having migrated Hotels.com onto the infrastructure in 2022 and Vrbo in 2023. In 2024, we will continue to cement our leadership in the B2B segment as our B2B business also benefits from all the work we have done in product and technology for our B2C brands.
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
We also launched One Key in the United States in 2023, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. One Key will also be launched in more countries going forward. With greatly improved product driven by the latest in machine learning and artificial intelligence capabilities and One Key, we believe we will continue to drive greater retention, repeat and direct business.

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
For additional information about our other critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
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
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $46 million as of both March 31, 2024 and December 31, 2023.
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
Segments
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Gross bookings	$30,164	$29,401	3%
Revenue margin (1)	9.6%	9.1%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three months ended March 31, 2024, gross bookings increased 3%, compared to the same period in 2023, primarily driven by total lodging gross bookings due to continued strength in our hotel business, partially offset by softness in our Vrbo business. Booked room nights for our lodging business increased 7% for the three months ended March 31, 2024.
Revenue margin increased during the three months ended March 31, 2024 compared to the same period in 2023, due to continued mix to lodging, which has higher margins, and strong growth in our media and advertising business, which contributes to revenue but does not have related gross bookings.
Results of Operations
Revenue

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Revenue by Segment
B2C	$1,986	$1,921	3%
B2B	833	668	25%
trivago (Third-party revenue)	70	76	(8)%
Total revenue	$2,889	$2,665	8%
Revenue increased 8% for the three months ended March 31, 2024, compared to the same period in 2023, on strong growth in our B2B segment resulting from increased lodging revenue.

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Revenue by Service Type
Lodging	$2,228	$2,029	10%
Air	115	113	2%
Advertising and media(1)	215	175	23%
Other	331	348	(5)%
Total revenue	$2,889	$2,665	8%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 10% for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by an increase in room nights stayed mostly in our hotel business.
Air revenue increased 2% for the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by an increase in air tickets sold.
Advertising and media revenue increased 23% for the three months ended March 31, 2024, compared to the same period in 2023, due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and activities, decreased 5% for the three months ended March 31, 2024, compared to the same period in 2023, from a decrease in travel insurance on lower Vrbo volume.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Revenue by Business Model
Merchant	$1,964	$1,794	10%
Agency	678	666	2%
Advertising, media and other	247	205	21%
Total revenue	$2,889	$2,665	8%
Merchant revenue increased for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to an increase in merchant hotel revenue. Agency revenue increased slightly for the three months ended March 31, 2024, compared to the same period in 2023. Advertising, media and other increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in Expedia Media Solutions advertising revenue.
Cost of Revenue

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Direct costs	$280	$330	(15)%
Personnel and overhead	78	84	(8)%
Total cost of revenue	$358	$414	(14)%
% of revenue	12.4%	15.5%
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
Cost of revenue decreased $56 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to lower costs associated with our transactional efficiencies.
Selling and Marketing - Direct and Indirect

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Selling and marketing - direct	$1,650	$1,487	11%
% of revenue	57.1%	55.8%
Selling and marketing - indirect	186	187	—%
% of revenue	6.4%	7.0%
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
Selling and marketing - direct increased $163 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by an increase in B2B partner commissions to support strong growth. Selling and marketing - indirect costs remained consistent period over period.

Technology and Content

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Personnel and overhead	$250	$234	7%
Other	91	83	11%
Total technology and content	$341	$317	8%
% of revenue	11.8%	11.9%
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
Technology and content expense increased $24 million during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher personnel costs from increased average salaries and lower capitalized salary rates, as well as higher stock-based compensation of $6 million period over period.

General and Administrative

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Personnel and overhead	$148	$152	(3)%
Professional fees and other	38	32	21%
Total general and administrative	$186	$184	1%
% of revenue	6.4%	6.9%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense during the three months ended March 31, 2024 remained consistent as compared to the same period in 2023.

Depreciation and Amortization

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Depreciation	$195	$177	10%
Amortization of intangible assets	15	15	4%
Total depreciation and amortization	$210	$192	10%
Depreciation increased $18 million during the three months ended March 31, 2024, compared to the same period in 2023 primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets remained consistent during the three months ended March 31, 2024 as compared to the same period in 2023.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$20	$5	313%
% of revenue	0.7%	0.2%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
Legal reserves, occupancy tax and other for the three months ended March 31, 2024 primarily included our donation as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle. During the three months ended March 31, 2023, the charges primarily included changes to our reserve related to other taxes.
Restructure and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $48 million in restructuring and related reorganization charges during the three months ended March 31, 2024, which were predominately related to employee severance and benefits costs. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 in the range of approximately $30 million to $50 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Operating Loss

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Operating loss	$(110)	$(121)	(9)%
% of revenue	(3.8)%	(4.5)%
During the three months ended March 31, 2024, the decrease in operating loss in the current year period was primarily due to growth in revenue in excess of operating costs, partially offset by the restructuring charges discussed above.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
B2C	$215	$148	46%
B2B	172	133	29%
trivago	(9)	20	N/A
Unallocated overhead costs (Corporate)	(123)	(116)	6%
Total Adjusted EBITDA (1)	$255	$185	38%
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

Our B2C segment Adjusted EBITDA increased during the three months ended March 31, 2024, compared to the same period in 2023, as a result of continued revenue growth and transactional efficiencies. Our B2B segment experienced an improvement in Adjusted EBITDA during the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased during the three months ended March 31, 2024, compared to the same period in 2023, as a result of revenue declines as well as increase in marketing costs.
Interest Income and Expense

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Interest income	$51	$43	21%
Interest expense	(62)	(61)	—%

Interest income increased for the three months ended March 31, 2024, compared to the same period in 2023, as a result of higher rates of return. Interest expense remained consistent for the three months ended March 31, 2024, compared to the same periods in 2023.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2024	2023
	($ in millions)
Foreign exchange rate losses, net	$(30)	$(13)
Gains (losses) on minority equity investments, net	(9)	1
TripAdvisor tax indemnification adjustment	—	69
Gain on sale of businesses, net	3	20
Other	2	1
Total other, net	$(34)	$78
During the three months ended March 31, 2023, we recognized a $69 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. See “Provision for Income Taxes” below for the corresponding charge to income tax expense in the prior year period.
Provision for Income Taxes

	Three months ended March 31,
	2024	2023	% Change
	($ in millions)
Provision for income taxes	$(19)	$79	N/A
Effective tax rate	12.4%	(128.5)%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2024, the effective tax rate was 12.4% measured against a pre-tax loss, compared to (128.5)% measured against a pre-tax loss for the three months ended March 31, 2023. The change in the effective tax rate quarter over quarter was due to prior period discrete tax effects of the TripAdvisor audit assessment as discussed further in Note 8 – Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. During the fourth quarter of 2019, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2011 to 2013 tax years. The adjustments would increase our U.S. taxable income by $696 million, which would result in federal tax of approximately $244 million, subject to interest. We do not agree with the position of the IRS. We have formally filed a protest for our 2011 to 2013 tax years. In the second quarter of 2024, IRS Appeals returned the case to Exam for further review. During the third quarter of 2023, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries for our 2014 to 2016 tax years. The adjustments would increase our U.S. taxable income by $1.232 billion, which would result in federal income tax of approximately $431 million, subject to interest. We do not agree with the position of the IRS and have formally filed a Mutual Agreement Procedure request. We are also under examination by the IRS for our 2017 to 2020 tax years.
In December 2021, the OECD released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar Two”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and there is no material impact to our tax provision for the three months ended March 31, 2024. The Company will continue to evaluate the potential impact of Pillar Two on future reporting periods.
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

The reconciliation of net loss attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2024	2023
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(135)	$(145)
Net income (loss) attributable to non-controlling interests	(1)	5
Provision for income taxes	(19)	79
Total other (income) expense, net	45	(60)
Operating loss	(110)	(121)
Gain (loss) on revenue hedges related to revenue recognized	(17)	6
Restructuring and related reorganization charges	48	—
Legal reserves, occupancy tax and other	20	5
Stock-based compensation	104	103
Depreciation and amortization	210	192
Adjusted EBITDA	$255	$185

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.7 billion and $4.3 billion at March 31, 2024 and December 31, 2023. As of March 31, 2024, the total cash and cash equivalents and short-term investments held outside the United States was $733 million ($600 million in wholly-owned foreign subsidiaries and $133 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at March 31, 2024.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2024, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2024, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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

Our cash flows are as follows:

	Three months ended March 31,
	2024	2023	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,879	$3,157	$(278)
Investing activities	(240)	(195)	(45)
Financing activities	(631)	(437)	(194)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(47)	11	(58)
For the three months ended March 31, 2024, net cash provided by operating activities decreased by $278 million primarily due to decreased benefits from working capital changes driven mostly by a change in accounts receivable and deferred merchant bookings, partially by higher operating income after adjusting for impacts on depreciation and amortization.
For the three months ended March 31, 2024, we had net cash used in investing activities of $240 million compared to $195 million in the prior year period. The change was primarily due to higher uses of cash for the settlement of currency forward contract losses in the current year period as well as higher net purchases of investments in the current period, partially offset by lower current period capital expenditures.
For the three months ended March 31, 2024, net cash used in financing activities primarily included $643 million of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $32 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2023, net cash used in financing activities primarily included $469 million of cash paid to acquire shares, including the repurchased shares under prior authorizations and for treasury stock activity related to the vesting of equity instruments, partially offset by $29 million of proceeds from the exercise of options and employee stock purchase plans.
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2024, we repurchased, through open market transactions, 4.3 million shares under 2023 Share Repurchase Program for a total cost of approximately $606 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of March 31, 2024, $4.2 billion remain authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2024 of $47 million compared to $11 million increase in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar in the current period and net appreciations in the prior year period.
Other than discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2023.
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

	March 31, 2024	December 31, 2023
	(In millions)
Combined Balance Sheets Information:
Current Assets	$10,220	$7,408
Non-Current Assets	10,448	10,399
Current Liabilities (1)	15,515	11,949
Non-Current Liabilities	6,788	6,792

	Three Months Ended March 31, 2024	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$2,205	$10,122
Operating income (loss) (2)	(201)	714
Net income (loss)	(153)	566
Net income (loss) attributable to Obligors	(152)	675
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $835 million as of March 31, 2024 and $804 million as of December 31, 2023.
(2)Operating income includes net intercompany income with non-guarantors of $98 million for the three months ended March 31, 2024 and $152 million for the year ended December 31, 2023.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2023. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Arizona Cities Litigation. On February 12, 2024, the city of Tucson filed a petition for review with the Arizona Supreme Court, which Expedia has opposed. That petition remains pending.
State of Louisiana/City of New Orleans Litigation. The Louisiana First Circuit Court of Appeals held argument on the appeals on August 9, 2023 and, on April 17, 2024, affirmed the trial court’s decision in favor of the Expedia defendants.
Clark County, Nevada Litigation. On January 31, 2024, Plaintiffs filed a notice of appeal from the district court's rulings on the motion for summary judgment and motion to reconsider and that appeal remains pending.

Other Legal Proceedings
Helms-Burton Litigation. The Echeverria, Soto, and Trinidad actions pending in the Southern District of Florida are set for trial on October 2, 2024.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the first quarter of 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2024	985	$149.27	985	$4,701,478
February 1-29, 2024	1,788	$139.24	1,788	4,452,503
March 1-31, 2024	1,547	$135.72	1,547	4,242,526
Total	4,320		4,320

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Form of Expedia Group, Inc. 2024 Performance Stock Unit Agreement	X

10.2	Form of Expedia Group, Inc. 2024 Restricted Stock Unit Agreement	X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 2, 2024	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer