Form 10-Q
period 2024-06-30
Expedia Group, Inc.
filed 2024-08-09
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of July 26, 2024 was:

Common stock, $0.0001 par value per share	124,655,998	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2024

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$3,558	$3,358	$6,447	$6,023
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	362	407	720	821
Selling and marketing - direct	1,793	1,579	3,443	3,066
Selling and marketing - indirect (1)	197	191	383	378
Technology and content (1)	331	344	672	661
General and administrative (1)	180	194	366	378
Depreciation and amortization	205	199	415	391
Legal reserves, occupancy tax and other	21	1	41	6
Restructuring and related reorganization charges (1)	18	—	66	—
Operating income	451	443	341	322
Other income (expense):
Interest income	67	63	118	106
Interest expense	(61)	(61)	(123)	(122)
Other, net	31	19	(3)	97
Total other income (expense), net	37	21	(8)	81
Income before income taxes	488	464	333	403
Provision for income taxes	(113)	(77)	(94)	(156)
Net income	375	387	239	247
Net (income) loss attributable to non-controlling interests	11	(2)	12	(7)
Net income attributable to Expedia Group, Inc.	$386	$385	$251	$240

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.92	$2.62	$1.88	$1.60
Diluted	2.80	2.54	1.79	1.55
Shares used in computing earnings per share (000's):
Basic	131,948	147,168	133,724	149,808
Diluted	137,832	151,844	140,131	154,425
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$4	$6	$7
Selling and marketing	23	20	42	40
Technology and content	40	36	80	70
General and administrative	39	46	82	92
Restructuring and related reorganization charges	8	—	8	—

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$375	$387	$239	$247
Currency translation adjustments, net of tax(1)	(2)	3	(17)	31
Comprehensive income	373	390	222	278
Less: Comprehensive income (loss) attributable to non-controlling interests	(12)	1	(15)	11
Comprehensive income attributable to Expedia Group, Inc.	$385	$389	$237	$267

(1)Currency translation adjustments include a tax benefit of less than $1 million for both the three and six months ended June 30, 2024 and a tax benefit of approximately $1 million and $2 million for the three and six months ended June 30, 2023 primarily associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,242	$4,225
Restricted cash and cash equivalents	2,120	1,436
Short-term investments	31	28
Accounts receivable, net of allowance of $57 and $46	4,127	2,786
Income taxes receivable	71	47
Prepaid expenses and other current assets	924	708
Total current assets	13,515	9,230
Property and equipment, net	2,381	2,359
Operating lease right-of-use assets	332	357
Long-term investments and other assets	1,283	1,238
Deferred income taxes	544	586
Intangible assets, net	991	1,023
Goodwill	6,847	6,849
TOTAL ASSETS	$25,893	$21,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,206	$2,041
Accounts payable, other	1,361	1,077
Deferred merchant bookings	12,083	7,723
Deferred revenue	176	164
Income taxes payable	32	26
Accrued expenses and other current liabilities	857	752
Current maturities of long-term debt	1,041	—
Total current liabilities	17,756	11,783
Long-term debt, excluding current maturities	5,218	6,253
Deferred income taxes	31	33
Operating lease liabilities	292	314
Other long-term liabilities	470	473
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 284,861 and 282,149; Shares outstanding: 125,281 and 131,522
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,697	15,398
Treasury stock - Common stock and Class B, at cost; Shares 166,857 and 157,903	(14,204)	(13,023)
Retained earnings (deficit)	(381)	(632)
Accumulated other comprehensive income (loss)	(223)	(209)
Total Expedia Group, Inc. stockholders’ equity	889	1,534
Non-redeemable non-controlling interests	1,237	1,252
Total stockholders’ equity	2,126	2,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,893	$21,642

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2023	279,097,139	$—	12,799,999	$—	$14,938	142,289,349	$(11,341)	$(1,554)	$(211)	$1,458	$3,290
Net income								385		2	387
Other comprehensive income (loss), net of taxes									4	(1)	3
Proceeds from exercise of equity instruments and employee stock purchase plans	909,098	—			11						11
Withholding taxes for stock options					(4)						(4)
Treasury stock activity related to vesting of equity instruments						262,605	(24)				(24)
Common stock repurchases						5,846,205	(569)				(569)
Other changes in ownership of non-controlling interests					5					(2)	3
Stock-based compensation expense					122						122
Other					—		(3)				(3)
Balance as of June 30. 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216

Six months ended June 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income								240		7	247
Other comprehensive income, net of taxes									27	4	31
Proceeds from exercise of equity instruments and employee stock purchase plans	1,742,002	—			40						40
Withholding taxes for stock options					(4)						(4)
Treasury stock activity related to vesting of equity instruments						447,252	(45)				(45)
Common stock repurchases						10,167,478	(1,017)				(1,017)
Other changes in ownership of non-controlling interests					5					1	6
Stock-based compensation expense					236						236
Other							(6)				(6)
Balance as of June 30. 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2024	283,225,072	$—	12,799,999	$—	$15,550	162,494,746	$(13,671)	$(767)	$(222)	$1,246	$2,136
Net income (loss)								386		(11)	375
Other comprehensive loss, net of taxes									(1)	(1)	(2)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,635,999	—			16						16
Treasury stock activity related to vesting of equity instruments						547,692	(63)				(63)
Common stock repurchases						3,814,099	(466)				(466)
Other changes in ownership of non-controlling interests					(2)			—		3	1
Stock-based compensation expense					133						133
Other					—		(4)	—			(4)
Balance as of June 30. 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126

Six months ended June 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net income (loss)								251		(12)	239
Other comprehensive loss, net of taxes									(14)	(3)	(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,712,495	—			48						48
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						819,472	(100)				(100)
Common stock repurchases						8,134,080	(1,072)				(1,072)
Other changes in ownership of non-controlling interests					2			—		—	2
Stock-based compensation expense					251						251
Other					—		(9)	—			(9)
Balance as of June 30. 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income	$239	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	385	361
Amortization of intangible assets	30	30
Amortization of stock-based compensation	218	209
Deferred income taxes	39	(17)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	44	(3)
Realized (gain) loss on foreign currency forwards, net	55	(26)
Gain on minority equity investments, net	(47)	(54)
Other, net	38	28
Changes in operating assets and liabilities:
Accounts receivable	(1,361)	(846)
Prepaid expenses and other assets	(180)	(147)
Accounts payable, merchant	165	66
Accounts payable, other, accrued expenses and other liabilities	403	175
Tax payable/receivable, net	(8)	(91)
Deferred merchant bookings	4,360	4,371
Net cash provided by operating activities	4,380	4,303
Investing activities:
Capital expenditures, including internal-use software and website development	(371)	(456)
Purchases of investments	(69)	—
Sales and maturities of investments	43	22
Other, net	(52)	46
Net cash used in investing activities	(449)	(388)
Financing activities:
Purchases of treasury stock	(1,172)	(1,062)
Proceeds from exercise of equity awards and employee stock purchase plan	48	40
Other, net	(25)	4
Net cash used in financing activities	(1,149)	(1,018)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(81)	10
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,701	2,907
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,661	5,851
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,362	$8,758
Supplemental cash flow information
Cash paid for interest	$116	$115
Income tax payments, net	57	193
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2024
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $527 million as of June 30, 2024 and $365 million as of December 31, 2023.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2023, $6.9 billion of advance cash payments was reported within deferred merchant bookings, $5.1 billion of which was recognized resulting in $764 million of revenue during the six months ended June 30, 2024. At June 30, 2024, the related balance was $11.2 billion.
At December 31, 2023, $871 million of deferred loyalty rewards was reported within deferred merchant bookings, $424 million of which was recognized within revenue during the six months ended June 30, 2024. At June 30, 2024, the related balance was $895 million.
Deferred Revenue. At December 31, 2023, $164 million was recorded as deferred revenue, $105 million of which was recognized as revenue during the six months ended June 30, 2024. At June 30, 2024, the related balance was $176 million.
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

Notes to Consolidated Financial Statements – (Continued)

cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$6,242	$4,225
Restricted cash and cash equivalents	2,120	1,436
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,362	$5,661
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2024, we recorded approximately $17 million of incremental allowance for expected uncollectible accounts, offset by $6 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$110	$110	$—
Term deposits	107	—	107
Derivatives:
Cross-currency interest rate swaps	17	—	17
Investments:
Equity investments	631	631	—
Corporate debt securities	70	—	70
Total assets	$935	$741	$194

Liabilities
Derivatives:
Foreign currency forward contracts	$13	$—	$13

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
As of June 30, 2024 and December 31, 2023, our cash and cash equivalents consisted primarily of term deposits and money market funds with maturities of three months or less and bank account balances.
We invest in investment grade corporate debt securities, all of which are classified as available-for-sale. As of June 30, 2024, we had $31 million of short-term and $39 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and losses of less than $1 million.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of June 30, 2024, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.4 billion. We had a net forward liability of $13 million ($38 million gross forward liability) as of June 30, 2024 and a net forward liability of $9 million ($28 million gross forward liability) as of December 31, 2023 both recorded in accrued expenses and other current liabilities. We recorded $12 million and $35 million in net losses from foreign currency forward contracts during the three months ended June 30, 2024 and 2023, as well as $58 million and $15 million during the six months ended June 30, 2024 and 2023.
We maintain two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $17 million asset as of June 30, 2024 and a $8 million asset as of December 31, 2023, recorded in long-term investments and other assets. The gain recognized in interest expense was $3 million during both the six months ended June 30, 2024 and 2023.
Our equity investments include our marketable equity investments in Despegar and Global Business Travel Group, Inc., both publicly traded companies, which are included in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2024 and 2023, we recognized net gains of approximately $47 million and $54 million within other, net in our consolidated statements of operations related to the fair value changes of these equity investments.

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
Minority Investments without Readily Determinable Fair Values. As of June 30, 2024 and December 31, 2023, the carrying values of our minority investments without readily determinable fair values totaled $315 million and $330 million. During the six months ended June 30, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. During the six months ended June 30, 2023, we had no material gains or losses recognized related to these minority investments. As of June 30, 2024, total cumulative adjustments made to the initial cost basis of these investments included $105 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2024	December 31, 2023
	(In millions)
6.25% senior notes due 2025	$1,041	$1,039
5.0% senior notes due 2026	748	748
0% convertible senior notes due 2026	994	993
4.625% senior notes due 2027	747	746
3.8% senior notes due 2028	996	996
3.25% senior notes due 2030	1,240	1,238
2.95% senior notes due 2031	493	493
Total debt(1)	6,259	6,253
Current maturities of long-term debt	(1,041)	—
Long-term debt, excluding current maturities	$5,218	$6,253
_______________
(1)Net of applicable discounts and debt issuance costs.
Outstanding Debt
Additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2023 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $73 million as of both June 30, 2024 and December 31, 2023.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.0 billion and $5.1 billion as of June 30, 2024 and December 31, 2023. Additionally, the estimated fair value of the Convertible Notes was $918 million and $953 million as of June 30, 2024 and December 31, 2023. The fair value was determined based on quoted market prices in less active markets and is categorized according as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2024, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of June 30, 2024 and December 31, 2023, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn

Notes to Consolidated Financial Statements – (Continued)

commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $46 million and $40 million as of June 30, 2024 and December 31, 2023, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of June 30, 2024, the Company’s treasury stock was comprised of approximately 159.6 million shares of common stock and 7.3 million Class B shares. As of December 31, 2023, the Company’s treasury stock was comprised of approximately 150.6 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the six months ended June 30, 2024, we repurchased, through open market transactions, 8.1 million shares under the 2023 Share Repurchase Program for a total cost of $1.1 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $131.83 per share. As of June 30, 2024, $3.8 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the second quarter of 2024, we repurchased an additional 1.0 million shares for a total cost of $132 million, excluding transaction costs and excise tax, representing an average purchase price of $126.52 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of June 30, 2024 and December 31, 2023 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of June 30, 2024 of $13 million ($17 million before tax) and $6 million ($8 million before tax) as of December 31, 2023 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both June 30, 2024 and December 31, 2023 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$386	$385	$251	$240
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.92	$2.62	$1.88	$1.60
Diluted	2.80	2.54	1.79	1.55
Weighted average number of shares outstanding (000's):
Basic	131,948	147,168	133,724	149,808
Dilutive effect of:
Convertible Notes	3,921	3,921	3,921	3,921
Stock-based awards	1,963	755	2,486	696
Diluted	137,832	151,844	140,131	154,425
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share

Notes to Consolidated Financial Statements – (Continued)

amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2024, approximately 7 million shares from outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2023, approximately 7 million shares of outstanding stock awards were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $18 million and $66 million in restructuring and related reorganization charges during the three and six months ended June 30, 2024. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $16 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of June 30, 2024. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 in the range of approximately $10 million to $20 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2024, the effective tax rate was 23.3%, compared to 16.7% for the three months ended June 30, 2023. The change in the effective tax rate quarter over quarter was primarily due to other discrete items recorded in the prior year quarter.
For the six months ended June 30, 2024, the effective tax rate was 28.3%, compared to 38.7% for the six months ended June 30, 2023. The change in the effective tax rate period over period was primarily due to prior period discrete tax effects of the TripAdvisor audit assessment, as described below.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. For the tax years 2011 to 2013 and 2014 to 2016, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for 2017 through 2020.
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
In 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 through 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. During 2023, we recorded a total of $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects. During the

Notes to Consolidated Financial Statements – (Continued)

second quarter of 2024, we recorded an additional $6 million of income tax expense related to interest adjustments for the 2010-2011 tax years.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Five lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $36 million and $46 million as of June 30, 2024 and December 31, 2023. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
The following tables present our segment information for the three and six months ended June 30, 2024 and 2023. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,432	$1,049	$77	$—	$3,558
Intersegment revenue	—	—	51	(51)	—
Revenue	$2,432	$1,049	$128	$(51)	$3,558
Adjusted EBITDA	$654	$263	$(5)	$(126)	$786
Depreciation	(129)	(34)	(1)	(26)	(190)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(114)	(114)
Legal reserves, occupancy tax and other	—	—	—	(21)	(21)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(10)	(10)
Realized (gain) loss on revenue hedges	8	7	—	—	15
Operating income (loss)	$533	$236	$(6)	$(312)	451
Other income, net					37
Income before income taxes					488
Provision for income taxes					(113)
Net income					375
Net loss attributable to non-controlling interests					11
Net income attributable to Expedia Group, Inc.					$386

	Three months ended June 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,415	$861	$82	$—	$3,358
Intersegment revenue	—	—	54	(54)	—
Revenue	$2,415	$861	$136	$(54)	$3,358
Adjusted EBITDA	$653	$206	$13	$(125)	$747
Depreciation	(130)	(27)	(1)	(26)	(184)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(106)	(106)
Legal reserves, occupancy tax and other	—	—	—	(1)	(1)
Realized (gain) loss on revenue hedges	6	(4)	—	—	2
Operating income (loss)	$529	$175	$12	$(273)	443
Other income, net					21
Income before income taxes					464
Provision for income taxes					(77)
Net income					387
Net income attributable to non-controlling interests					(2)
Net income attributable to Expedia Group, Inc.					$385

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,418	$1,882	$147	$—	$6,447
Intersegment revenue	—	—	91	(91)	—
Revenue	$4,418	$1,882	$238	$(91)	$6,447
Adjusted EBITDA	$869	$435	$(14)	$(249)	$1,041
Depreciation	(262)	(68)	(2)	(53)	(385)
Amortization of intangible assets	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	(218)	(218)
Legal reserves, occupancy tax and other	—	—	—	(41)	(41)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(58)	(58)
Realized (gain) loss on revenue hedges	21	11	—	—	32
Operating income (loss)	$628	$378	$(16)	$(649)	341
Other expense, net					(8)
Income before income taxes					333
Provision for income taxes					(94)
Net income					239
Net loss attributable to non-controlling interests					12
Net income attributable to Expedia Group, Inc.					$251

	Six months ended June 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,336	$1,529	$158	$—	$6,023
Intersegment revenue	—	—	97	(97)	—
Revenue	$4,336	$1,529	$255	$(97)	$6,023
Adjusted EBITDA	$801	$339	$33	$(241)	$932
Depreciation	(256)	(52)	(2)	(51)	(361)
Amortization of intangible assets	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	(209)	(209)
Legal reserves, occupancy tax and other	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	2	(6)	—	—	(4)
Operating income (loss)	$547	$281	$31	$(537)	322
Other income, net					81
Income before income taxes					403
Provision for income taxes					(156)
Net income					247
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$240

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Business Model:
Merchant	$2,459	$2,300	$4,423	$4,094
Agency	838	824	1,516	1,490
Advertising, media and other	261	234	508	439
Total revenue	$3,558	$3,358	$6,447	$6,023
Service Type:
Lodging	$2,862	$2,698	$5,090	$4,727
Air	111	111	226	224
Advertising and media	229	201	444	376
Other(1)	356	348	687	696
Total revenue	$3,558	$3,358	$6,447	$6,023
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
Despite these factors, we have witnessed a healthy but more normalized travel demand environment in the first half of 2024, as consumers continue to prioritize spend on travel and experiences over other discretionary spending.
Online Travel
Increased usage and familiarity with the internet have continued to drive rapid growth in online penetration of travel expenditures. Online penetration is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. The industry is expected to remain highly competitive for the foreseeable future. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Hotel Ads and Google Flights, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation and vacation rental inventory to the market. Other competitors have arisen, including vacation rental property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other online travel agencies (“OTAs”) with B2B offerings, as well as other competitors, such as independent B2B businesses.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2024, lodging accounted for 80%. Room nights booked grew 9% in the first half of 2024, as compared to growth of 12% in 2023 and 26% in 2022. Average Daily Rates (“ADRs”) booked for Expedia Group declined 2% in first half of 2024 and decreased 2% in 2023 and grew 3% in 2022. While trends are starting to normalize, our lodging business has seen a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of June 30, 2024, our global lodging marketplace had over 3.5 million lodging properties available, including over 2.5 million online bookable alternative accommodations listings through Vrbo and over 1 million hotels and alternative accommodations through our other brands.
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
Booked air tickets increased 4% in the first half of 2024, and increased 4% in 2023 and 8% in 2022. As a percentage of our total worldwide revenue in the second quarter of 2024, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In the first half of 2024, we generated $444 million of advertising and media revenue, an 18% increase from the same period in 2023. As a percentage of our total worldwide revenue in the second quarter of 2024, advertising and media accounted for 6%.
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
We believe the strength of our core brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners seeking to grow their business through sophisticated technology, a better understanding of travel retailing and reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media. In 2024, we have accelerated our investments in global market expansion beyond our core markets that were our focus in the second half of 2023.
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
We also launched One Key in the United States in 2023, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. In 2024, we plan to also roll out One Key in the United Kingdom. With greatly improved product driven by the latest in machine learning and artificial intelligence capabilities and One Key, we believe we will continue to drive greater retention, repeat and direct business.

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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in five lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
For additional information and other recent developments on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.

We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $36 million and $46 million as of June 30, 2024 and December 31, 2023.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Gross bookings	$28,837	$27,321	6%	$59,001	$56,722	4%
Revenue margin (1)	12.3%	12.3%		10.9%	10.6%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and six months ended June 30, 2024, gross bookings increased 6% and 4%, compared to the same periods in 2023, primarily driven by total lodging gross bookings due to continued strength in our hotel business. The growth in the six months ended June 30, 2024 was partially offset by softness in our Vrbo business. Booked room nights for our lodging business increased 10% and 9% for the three and six months ended June 30, 2024.
Revenue margin for the three months ended June 30, 2024 remained consistent as compared to the same period in 2023. Revenue margin increased during the six months ended June 30, 2024 compared to the same period in 2023, due to continued mix to lodging, which has higher margins, and strong growth in our media and advertising business, which contributes to revenue but does not have related gross bookings.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,432	$2,415	1%	$4,418	$4,336	2%
B2B	1,049	861	22%	1,882	1,529	23%
trivago (Third-party revenue)	77	82	(7)%	147	158	(7)%
Total revenue	$3,558	$3,358	6%	$6,447	$6,023	7%
Revenue increased 6% and 7% for the three and six months ended June 30, 2024, compared to the same periods in 2023, on strong growth in our B2B segment resulting from increased lodging revenue.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$2,862	$2,698	6%	$5,090	$4,727	8%
Air	111	111	(1)%	226	224	—%
Advertising and media(1)	229	201	14%	444	376	18%
Other	356	348	2%	687	696	(1)%
Total revenue	$3,558	$3,358	6%	$6,447	$6,023	7%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 6% and 8% for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily driven by an increase in room nights stayed mostly in our hotel business.
Air revenue remained consistent for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Advertising and media revenue increased 14% and 18% for the three and six months ended June 30, 2024, compared to the same periods in 2023, due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and activities, remained consistent during the three and six months ended June 30, 2024, compared to the same periods in 2023.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,459	$2,300	7%	$4,423	$4,094	8%
Agency	838	824	2%	1,516	1,490	2%
Advertising, media and other	261	234	12%	508	439	16%
Total revenue	$3,558	$3,358	6%	$6,447	$6,023	7%
Merchant revenue increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily due to an increase in merchant hotel revenue. Agency revenue increased slightly for the three and six months ended June 30, 2024, compared to the same periods in 2023. Advertising, media and other increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to an increase in Expedia Media Solutions advertising revenue.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Direct costs	$284	$319	(11)%	$564	$649	(13)%
Personnel and overhead	78	88	(10)%	156	172	(9)%
Total cost of revenue	$362	$407	(11)%	$720	$821	(12)%
% of revenue	10.2%	12.1%		11.2%	13.6%
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
Cost of revenue decreased $45 million and $101 million during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to lower costs from initiatives to drive transactional efficiencies.
Selling and Marketing - Direct and Indirect

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$1,793	$1,579	14%	$3,443	$3,066	12%
% of revenue	50.4%	47.0%		53.4%	50.9%
Selling and marketing - indirect	197	191	3%	383	378	1%
% of revenue	5.5%	5.7%		5.9%	6.3%
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
Selling and marketing - direct increased $214 million and $377 million during the three and six months ended June 30, 2024, compared to the same period in 2023, primarily driven by an increase in B2B partner commissions to support strong growth and, to a lesser extent, a ramp in marketing spend at Vrbo. Selling and marketing - indirect costs remained largely consistent period over period.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$239	$251	(5)%	$489	$485	1%
Other	92	93	(1)%	183	176	4%
Total technology and content	$331	$344	(4)%	$672	$661	2%
% of revenue	9.3%	10.3%		10.4%	11.0%
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
Technology and content expense decreased $13 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to lower personnel costs in connection with previously announced cost saving initiatives. Technology and content expense increased $11 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to higher stock-based compensation as well as higher license and maintenance expense, partially offset by lower personnel costs period over period.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$144	$159	(9)%	$292	$311	(6)%
Professional fees and other	36	35	1%	74	67	10%
Total general and administrative	$180	$194	(7)%	$366	$378	(3)%
% of revenue	5.1%	5.8%		5.7%	6.3%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense decreased $14 million and $12 million during the three and six months ended June 30, 2024 as compared to the same periods in 2023 due to lower personnel costs in connection with previously announced cost saving initiatives.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Depreciation	$190	$184	3%	$385	$361	7%
Amortization of intangible assets	15	15	—%	30	30	2%
Total depreciation and amortization	$205	$199	3%	$415	$391	6%
Depreciation increased $6 million and $24 million during the three and six months ended June 30, 2024, compared to the same periods in 2023 primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets remained consistent during the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$21	$1	N/A	$41	6	N/A
% of revenue	0.6%	—%		0.6%	0.1%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
Legal reserves, occupancy tax and other for the three and six months ended June 30, 2024, primarily included a $30 million charge related to digital service taxes for fiscal years 2022 and 2023 retroactively enacted by Canada in June 2024, partially offset by net reductions to our reserve related to hotel occupancy and other taxes. In addition, the six months ended June 30, 2024 also included our donation of $20 million as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle. During the six months ended June 30, 2023, the charges primarily included changes to our reserve related to other taxes.
Restructure and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $18 million and $66 million in restructuring and related reorganization charges during the three and six months ended June 30, 2024, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 in the range of approximately $10 million to $20 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Operating Income

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Operating income	$451	$443	2%	$341	$322	6%
% of revenue	12.7%	13.2%		5.3%	5.3%
During the three and six months ended June 30, 2024, the increase in operating income in the current year periods was primarily due to growth in revenue in excess of operating costs, partially offset by the legal reserve, occupancy and other charges as well as the restructuring charges discussed above.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
B2C	$654	$653	—%	$869	$801	8%
B2B	263	206	28%	435	339	28%
trivago	(5)	13	N/A	(14)	33	N/A
Unallocated overhead costs (Corporate)	(126)	(125)	—%	(249)	(241)	3%
Total Adjusted EBITDA (1)	$786	$747	5%	$1,041	$932	12%
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
Our B2C segment Adjusted EBITDA remained consistent during the three months ended June 30, 2024, compared to the same period in 2023. Our B2C segment Adjusted EBITDA increased during the six months ended June 30, 2024, compared to the same period in 2023, as a result of continued revenue growth and transactional efficiencies. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased during the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of revenue declines as well as increase in marketing costs.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Interest income	$67	$63	5%	$118	$106	11%
Interest expense	(61)	(61)	—%	(123)	(122)	—%

Interest income increased for the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of higher rates of return. Interest expense remained consistent for the three and six months ended June 30, 2024, compared to the same periods in 2023.
Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	($ in millions)
Foreign exchange rate losses, net	$(31)	$(35)	$(61)	$(48)
Gains on minority equity investments, net	56	53	47	54
TripAdvisor tax indemnification adjustment	6	(2)	6	67
Gain on sale of businesses, net	—	4	3	24
Other	—	(1)	2	—
Total other, net	$31	$19	$(3)	$97
During the six months ended June 30, 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. During the three and six months ended June 30, 2024, we recognized a $6 million gain related to an indemnification receivable for additional interest due to the IRS. See “Provision for Income Taxes” below for the corresponding charge to income tax expense.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$113	$77	46%	$94	$156	(40)%
Effective tax rate	23.3%	16.7%		28.3%	38.7%

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2024, the effective tax rate was 23.3%, compared to 16.7% for the three months ended June 30, 2023. The change in the effective tax rate quarter over quarter was primarily due to other discrete items recorded in the prior year quarter.
For the six months ended June 30, 2024, the effective tax rate was 28.3%, compared to 38.7% for the six months ended June 30, 2023. The change in the effective tax rate period over period was due to prior period discrete tax effects of the TripAdvisor audit assessment as discussed further in Note 8 – Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. For the tax years 2011 to 2013 and 2014 to 2016, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for 2017 through 2020.
In December 2021, the OECD released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar Two”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and there is no material impact to our tax provision for the six months ended June 30, 2024. The Company will continue to evaluate the potential impact of Pillar Two on future reporting periods.
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

The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In millions)
Net income attributable to Expedia Group, Inc.	$386	$385	$251	$240
Net income (loss) attributable to non-controlling interests	(11)	2	(12)	7
Provision for income taxes	113	77	94	156
Total other income, net	(37)	(21)	8	(81)
Operating income	451	443	341	322
Gain (loss) on revenue hedges related to revenue recognized	(15)	(2)	(32)	4
Restructuring and related reorganization charges, excluding stock-based compensation	10	—	58	—
Legal reserves, occupancy tax and other	21	1	41	6
Stock-based compensation	114	106	218	209
Depreciation and amortization	205	199	415	391
Adjusted EBITDA	$786	$747	$1,041	$932

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $6.3 billion and $4.3 billion at June 30, 2024 and December 31, 2023. As of June 30, 2024, the total cash and cash equivalents and short-term investments held outside the United States was $839 million ($716 million in wholly-owned foreign subsidiaries and $123 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at June 30, 2024.
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2024, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2024, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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

Our cash flows are as follows:

	Six months ended June 30,
	2024	2023	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,380	$4,303	$77
Investing activities	(449)	(388)	(61)
Financing activities	(1,149)	(1,018)	(131)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(81)	10	(91)
For the six months ended June 30, 2024, net cash provided by operating activities remained consistent with net cash provided by operating activities in the prior year period.
For the six months ended June 30, 2024, we had net cash used in investing activities of $449 million compared to $388 million in the prior year period. The change was primarily due to higher uses of cash for the settlement of currency forward contract losses in the current year period as well as higher net purchases of investments in the current period, partially offset by lower current period capital expenditures.
For the six months ended June 30, 2024, net cash used in financing activities primarily included $1.2 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $48 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2023, net cash used in financing activities primarily included $1.1 billion of cash paid to acquire shares, including the repurchased shares under prior authorizations and for treasury stock activity related to the vesting of equity instruments, partially offset by $40 million of proceeds from the exercise of options and employee stock purchase plans.
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the six months ended June 30, 2024, we repurchased, through open market transactions, 8.1 million shares under 2023 Share Repurchase Program for a total cost of approximately $1.1 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of June 30, 2024, $3.8 billion remain authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2024 of $81 million compared to $10 million increase in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar in the current period and net appreciations in the prior year period.
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

	June 30, 2024	December 31, 2023
	(In millions)
Combined Balance Sheets Information:
Current Assets	$11,083	$7,408
Non-Current Assets	10,465	10,399
Current Liabilities (1)	17,640	11,949
Non-Current Liabilities	5,745	6,792

	Six Months Ended June 30, 2024	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$4,986	$10,122
Operating income(2)	84	714
Net income	45	566
Net income attributable to Obligors	57	675
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $916 million as of June 30, 2024 and $804 million as of December 31, 2023.
(2)Operating income includes net intercompany income with non-guarantors of $194 million for the six months ended June 30, 2024 and $152 million for the year ended December 31, 2023.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2024. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
Pine Bluff, Arkansas Litigation. On May 16, 2024, the Arkansas Supreme Court reversed the trial court and rendered judgment in favor of the defendants, thereby ending the matter.
Arizona Cities Litigation. On June 25, 2024, the Arizona Supreme Court denied the City of Tucson’s petition for review of the entry of judgment in favor of Expedia, thereby ending this matter.
State of Louisiana/City of New Orleans Litigation. On May 17, 2024, plaintiffs filed applications for a writ of certiorari with the Louisiana Supreme Court, which defendants opposed. Those applications remain pending.

Other Legal Proceedings
Israeli Putative Class Action Lawsuit (Silis). On May 8, 2024, the court issued an order approving the settlement and directing payment to be made.
Helms-Burton Litigation. The Trinidad and Echeverria matters are now set for trial beginning January 20, 2025. The Soto matter has been dismissed by the court thereby ending that matter.
Paris City Hall Litigation. The court intends to issue a decision on Paris City Hall’s appeal of the judgment in favor of Homeaway on October 22, 2024.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the second quarter of 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2024	1,244	$132.64	1,244	$4,077,546
May 1-31, 2024	1,671	$115.43	1,671	3,884,672
June 1-30, 2024	899	$120.62	899	3,776,186
Total	3,814		3,814

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 8, 2024	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer