Form 10-Q
period 2024-09-30
Expedia Group, Inc.
filed 2024-11-08
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
The number of shares outstanding of each of the registrant’s classes of common stock as of October 25, 2024 was:

Common stock, $0.0001 par value per share	122,823,018	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2024

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$4,060	$3,929	$10,507	$9,952
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	388	412	1,108	1,233
Selling and marketing - direct	1,855	1,671	5,298	4,737
Selling and marketing - indirect (1)	197	185	580	563
Technology and content (1)	320	340	992	1,001
General and administrative (1)	229	194	595	572
Depreciation and amortization	211	208	626	599
Impairment of goodwill	—	297	—	297
Impairment of intangible assets	33	15	33	15
Legal reserves, occupancy tax and other	59	—	100	6
Restructuring and related reorganization charges (1)	6	—	72	—
Operating income	762	607	1,103	929
Other income (expense):
Interest income	67	56	185	162
Interest expense	(61)	(62)	(184)	(184)
Other, net	106	(157)	103	(60)
Total other income (expense), net	112	(163)	104	(82)
Income before income taxes	874	444	1,207	847
Provision for income taxes	(190)	(139)	(284)	(295)
Net income	684	305	923	552
Net loss attributable to non-controlling interests	—	120	12	113
Net income attributable to Expedia Group, Inc.	$684	$425	$935	$665

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$5.28	$2.98	$7.07	$4.51
Diluted	5.04	2.87	6.75	4.37
Shares used in computing earnings per share (000's):
Basic	129,758	142,228	132,393	147,253
Diluted	135,732	147,748	138,655	152,172
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$9	$10
Selling and marketing	19	20	61	60
Technology and content	40	35	120	105
General and administrative	85	47	167	139
Restructuring and related reorganization charges	—	—	8	—

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$684	$305	$923	$552
Currency translation adjustments, net of tax(1)	33	(39)	16	(8)
Comprehensive income	717	266	939	544
Less: Comprehensive income (loss) attributable to non-controlling interests	4	(126)	(11)	(115)
Comprehensive income attributable to Expedia Group, Inc.	$713	$392	$950	$659

(1)Currency translation adjustments include a tax expense of approximately $8 million for both the three and nine months ended September 30, 2024 and a tax expense of approximately $1 million and a tax benefit of approximately $1 million for the three and nine months ended September 30, 2023 primarily associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,722	$4,225
Restricted cash and cash equivalents	1,324	1,436
Short-term investments	196	28
Accounts receivable, net of allowance of $60 and $46	3,764	2,786
Income taxes receivable	68	47
Prepaid expenses and other current assets	758	708
Total current assets	10,832	9,230
Property and equipment, net	2,400	2,359
Operating lease right-of-use assets	334	357
Long-term investments and other assets	1,527	1,238
Deferred income taxes	514	586
Intangible assets, net	947	1,023
Goodwill	6,851	6,849
TOTAL ASSETS	$23,405	$21,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,980	$2,041
Accounts payable, other	1,178	1,077
Deferred merchant bookings	9,413	7,723
Deferred revenue	173	164
Income taxes payable	114	26
Accrued expenses and other current liabilities	887	752
Current maturities of long-term debt	1,042	—
Total current liabilities	14,787	11,783
Long-term debt, excluding current maturities	5,221	6,253
Deferred income taxes	34	33
Operating lease liabilities	291	314
Other long-term liabilities	506	473
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 286,437 and 282,149; Shares outstanding: 123,316 and 131,522
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	15,890	15,398
Treasury stock - Common stock and Class B, at cost; Shares 170,397 and 157,903	(14,677)	(13,023)
Retained earnings (deficit)	303	(632)
Accumulated other comprehensive income (loss)	(194)	(209)
Total Expedia Group, Inc. stockholders’ equity	1,322	1,534
Non-redeemable non-controlling interests	1,244	1,252
Total stockholders’ equity	2,566	2,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,405	$21,642

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30. 2023	280,006,237	$—	12,799,999	$—	$15,072	148,398,159	$(11,937)	$(1,169)	$(207)	$1,457	$3,216
Net income (loss)								425		(120)	305
Other comprehensive loss, net of taxes									(33)	(6)	(39)
Proceeds from exercise of equity instruments and employee stock purchase plans	951,044	—			13						13
Withholding taxes for stock options					(1)						(1)
Treasury stock activity related to vesting of equity instruments						275,050	(30)				(30)
Common stock repurchases						5,229,924	(577)				(577)
Other changes in ownership of non-controlling interests					2					(78)	(76)
Stock-based compensation expense					121						121
Other					20		(6)	(20)			(6)
Balance as of September 30. 2023	280,957,281	$—	12,799,999	$—	$15,227	153,903,133	$(12,550)	$(764)	$(240)	$1,253	$2,926

Nine months ended September 30, 2023	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								665		(113)	552
Other comprehensive loss, net of taxes									(6)	(2)	(8)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,693,046	—			53						53
Withholding taxes for stock options					(5)						(5)
Treasury stock activity related to vesting of equity instruments						722,302	(75)				(75)
Common stock repurchases						15,397,402	(1,594)				(1,594)
Other changes in ownership of non-controlling interests					7					(77)	(70)
Stock-based compensation expense					357						357
Other					20		(12)	(20)			(12)
Balance as of September 30. 2023	280,957,281	$—	12,799,999	$—	$15,227	153,903,133	$(12,550)	$(764)	$(240)	$1,253	$2,926

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30. 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126
Net income								684		—	684
Other comprehensive income, net of taxes									29	4	33
Proceeds from exercise of equity instruments and employee stock purchase plans	1,575,912	—			29						29
Treasury stock activity related to vesting of equity instruments						475,109	(62)				(62)
Common stock repurchases						3,065,558	(407)				(407)
Other changes in ownership of non-controlling interests					(1)			—		3	2
Stock-based compensation expense					165						165
Other					—		(4)	—			(4)
Balance as of September 30. 2024	286,436,983	$—	12,799,999	$—	$15,890	170,397,204	$(14,677)	$303	$(194)	$1,244	$2,566

Nine months ended September 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net income (loss)								935		(12)	923
Other comprehensive income, net of taxes									15	1	16
Proceeds from exercise of equity instruments and employee stock purchase plans	4,288,407	—			77						77
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						1,294,581	(162)				(162)
Common stock repurchases						11,199,638	(1,479)				(1,479)
Other changes in ownership of non-controlling interests					1			—		3	4
Stock-based compensation expense					416						416
Other					—		(13)	—			(13)
Balance as of September 30. 2024	286,436,983	$—	12,799,999	$—	$15,890	170,397,204	$(14,677)	$303	$(194)	$1,244	$2,566
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$923	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	582	555
Amortization of intangible assets	44	44
Impairment of goodwill and intangible assets	33	312
Amortization of stock-based compensation	365	314
Deferred income taxes	66	49
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	—	32
Realized (gain) loss on foreign currency forwards, net	(21)	35
(Gain) loss on minority equity investments, net	(121)	73
Other, net	69	34
Changes in operating assets and liabilities:
Accounts receivable	(1,007)	(704)
Prepaid expenses and other assets	(19)	43
Accounts payable, merchant	(61)	178
Accounts payable, other, accrued expenses and other liabilities	235	223
Tax payable/receivable, net	109	(55)
Deferred merchant bookings	1,690	1,243
Net cash provided by operating activities	2,887	2,928
Investing activities:
Capital expenditures, including internal-use software and website development	(565)	(669)
Purchases of investments	(405)	—
Sales and maturities of investments	43	49
Other, net	26	(15)
Net cash used in investing activities	(901)	(635)
Financing activities:
Purchases of treasury stock	(1,641)	(1,669)
Proceeds from exercise of equity awards and employee stock purchase plan	77	53
Other, net	(26)	17
Net cash used in financing activities	(1,590)	(1,599)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	(53)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	385	641
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,661	5,851
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,046	$6,492
Supplemental cash flow information
Cash paid for interest	$197	$197
Income tax payments, net	97	228
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2024
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $333 million as of September 30, 2024 and $365 million as of December 31, 2023.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2023, $6.9 billion of advance cash payments was reported within deferred merchant bookings, $5.7 billion of which was recognized resulting in $901 million of revenue during the nine months ended September 30, 2024. At September 30, 2024, the related balance was $8.5 billion.
At December 31, 2023, $871 million of deferred loyalty rewards was reported within deferred merchant bookings, $678 million of which was recognized within revenue during the nine months ended September 30, 2024. At September 30, 2024, the related balance was $946 million.
Deferred Revenue. At December 31, 2023, $164 million was recorded as deferred revenue, $122 million of which was recognized as revenue during the nine months ended September 30, 2024. At September 30, 2024, the related balance was $173 million.
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

Notes to Consolidated Financial Statements – (Continued)

primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$4,722	$4,225
Restricted cash and cash equivalents	1,324	1,436
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$6,046	$5,661
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2024, we recorded approximately $29 million of incremental allowance for expected uncollectible accounts, offset by $15 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$164	$164	$—
Term deposits and certificates of deposit	93	—	93
Corporate debt securities	32	—	32
U.S. treasury securities	15	—	15
Commercial paper	7	—	7
Derivatives:
Foreign currency forward contracts	34	—	34
Cross-currency interest rate swaps	3	—	3
Investments:
Equity investments	705	705	—
Corporate debt securities	284	—	284
U.S. treasury securities	50	—	50
Asset-backed securities	49	—	49
Term deposits and certificates of deposit	8	—	8
U.S. agency securities	3	—	3
Total assets	$1,447	$869	$578

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
As of September 30, 2024 and December 31, 2023, our cash and cash equivalents consisted primarily of term deposits, certificates of deposit, money market funds, and corporate debt securities with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, all of which are classified as available-for-sale. As of September 30, 2024, we had $196 million of short-term and $198 million of long-term available-for-sale investments, which generally mature within 4 years. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and losses of less than $1 million. We review our debt securities on a regular basis for impairment. During the nine months ended September 30, 2024, we did not recognize an allowance for credit-related losses on any of our investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of September 30, 2024, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $4.6 billion. We had a net forward asset of $34 million ($60 million gross forward asset) as of September 30, 2024 recorded in prepaid expenses and other current assets and a net forward liability of $9 million ($28 million gross forward liability) as of December 31, 2023 recorded in accrued expenses and other current liabilities. We recorded $123 million and $(43) million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2024 and 2023, as well as $65 million and $(58) million during the nine months ended September 30, 2024 and 2023.
We maintain two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $3 million and an $8 million asset as of as of September 30, 2024 and December 31, 2023, recorded in long-term investments and other assets. The gain recognized in interest expense was $4 million during both the nine months ended September 30, 2024 and 2023.

Notes to Consolidated Financial Statements – (Continued)

Our equity investments include our marketable equity investments in Despegar and Global Business Travel Group, Inc., both publicly traded companies, which are included in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, we recognized net gains (losses) of approximately $121 million and $(73) million within other, net in our consolidated statements of operations related to the fair value changes of these equity investments.
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
Intangible Assets. During the three and nine months ended September 30, 2024, we recognized intangible impairment charges of $33 million related to an indefinite-lived trade name within our trivago segment that resulted a decline in revenue in the current year as well as trivago’s share price decline reducing its total market capitalization relative to its assets. During the three and nine months ended September 30, 2023, we recognized intangible impairment charges of $15 million, related to an indefinite-lived trade name within our trivago segment that resulted from a decrease in the estimated royalty rate. The indefinite-lived trade name asset, classified as a Level 3 measurement, was valued using the relief-from-royalty method, which includes unobservable inputs, including projected revenues, royalty rates and weighted average cost of capital.
Minority Investments without Readily Determinable Fair Values. As of September 30, 2024 and December 31, 2023, the carrying values of our minority investments without readily determinable fair values totaled $315 million and $330 million. During the nine months ended September 30, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. During the nine months ended September 30, 2023, we had no material gains or losses recognized related to these minority investments. As of September 30, 2024, total cumulative adjustments made to the initial cost basis of these investments included $105 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2024	December 31, 2023
	(In millions)
6.25% senior notes due 2025	$1,042	$1,039
5.0% senior notes due 2026	748	748
0% convertible senior notes due 2026	995	993
4.625% senior notes due 2027	747	746
3.8% senior notes due 2028	997	996
3.25% senior notes due 2030	1,240	1,238
2.95% senior notes due 2031	494	493
Total debt(1)	6,263	6,253
Current maturities of long-term debt	(1,042)	—
Long-term debt, excluding current maturities	$5,221	$6,253
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
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $48 million and $73 million as of September 30, 2024 and December 31, 2023.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.2 billion and $5.1 billion as of September 30, 2024 and December 31, 2023. Additionally, the estimated fair value of the Convertible Notes was $954 million and $953 million as of September 30, 2024 and December 31, 2023. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2024, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of September 30, 2024 and December 31, 2023, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $47 million and $40 million as of September 30, 2024 and December 31, 2023, respectively.
Note 5 – Stockholders’ Equity
Treasury Stock
As of September 30, 2024, the Company’s treasury stock was comprised of approximately 163.1 million shares of common stock and 7.3 million Class B shares. As of December 31, 2023, the Company’s treasury stock was comprised of approximately 150.6 million shares of common stock and 7.3 million Class B shares.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchase Programs. In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the nine months ended September 30, 2024, we repurchased, through open market transactions, 11.2 million shares under the 2023 Share Repurchase Program for a total cost of $1.5 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $132.04 per share. As of September 30, 2024, $3.4 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the third quarter of 2024, we repurchased an additional 0.8 million shares for a total cost of $126 million, excluding transaction costs and excise tax, representing an average purchase price of $155.34 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of September 30, 2024 and December 31, 2023 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of September 30, 2024 of $2 million ($3 million before tax) and $6 million ($8 million before tax) as of December 31, 2023 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both September 30, 2024 and December 31, 2023 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings Per Share
The following table presents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$684	$425	$935	$665
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$5.28	$2.98	$7.07	$4.51
Diluted	5.04	2.87	6.75	4.37
Weighted average number of shares outstanding (000's):
Basic	129,758	142,228	132,393	147,253
Dilutive effect of:
Convertible Notes	3,921	3,921	3,921	3,921
Stock-based awards	2,053	1,599	2,341	998
Diluted	135,732	147,748	138,655	152,172
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2024, approximately 3 million shares from outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2023, approximately 5 million shares of outstanding stock awards were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational

Notes to Consolidated Financial Statements – (Continued)

and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $6 million and $72 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2024. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $11 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of September 30, 2024. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 to be in the range of approximately $5 million to $10 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2024, the effective tax rate was 21.7%, compared to 31.2% for the three months ended September 30, 2023. The change in the effective tax rate was primarily due to a nondeductible goodwill impairment and nondeductible mark-to-market charges recorded in the prior year period.
For the nine months ended September 30, 2024, the effective tax rate was 23.5%, compared to 34.8% for the nine months ended September 30, 2023. The change in the effective tax rate was primarily due to discrete tax effects of the TripAdvisor audit assessment recorded in the prior year period, as described below.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. For tax years 2011 to 2013 and 2014 to 2016, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for tax years 2017 to 2020.
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
In 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 to 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. During 2023, we recorded a total of $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects. During the second quarter of 2024, we recorded an additional $6 million of income tax expense related to interest adjustments for the 2010-2011 tax years.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Four lawsuits are currently active. These lawsuits are in various stages and we

Notes to Consolidated Financial Statements – (Continued)

continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $3 million and $46 million as of September 30, 2024 and December 31, 2023. The reserve balance decreased $43 million as of September 30, 2024 due to the favorable resolution of two cases during the year. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
During the third quarter of 2024, we entered into discussions with Italian authorities to resolve issues raised in a tax audit regarding the Company’s purported Italian VAT obligations. While no tax assessment has been issued and we believe that Expedia Group has complied with Italian tax laws, we recorded a reserve for the potential settlement of these issues, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $92 million as of September 30, 2024 within legal reserves, occupancy tax and other in the consolidated statements of operations. Our settlement reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded.
In certain jurisdictions, including the United Kingdom and Italy, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2024 and 2023. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended September 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,780	$1,178	$102	$—	$4,060
Intersegment revenue	—	—	58	(58)	—
Revenue	$2,780	$1,178	$160	$(58)	$4,060
Adjusted EBITDA	$1,028	$338	$14	$(130)	$1,250
Depreciation	(133)	(37)	(1)	(26)	(197)
Amortization of intangible assets	—	—	—	(14)	(14)
Impairment of intangible assets	—	—	—	(33)	(33)
Stock-based compensation	—	—	—	(147)	(147)
Legal reserves, occupancy tax and other	—	—	—	(59)	(59)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	(16)	(16)	—	—	(32)
Operating income (loss)	$879	$285	$13	$(415)	762
Other income, net					112
Income before income taxes					874
Provision for income taxes					(190)
Net income					684
Net loss attributable to non-controlling interests					—
Net income attributable to Expedia Group, Inc.					$684

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,819	$995	$115	$—	$3,929
Intersegment revenue	—	—	57	(57)	—
Revenue	$2,819	$995	$172	$(57)	$3,929
Adjusted EBITDA	$1,056	$266	$18	$(124)	$1,216
Depreciation	(137)	(29)	(2)	(26)	(194)
Amortization of intangible assets	—	—	—	(14)	(14)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(105)	(105)
Realized (gain) loss on revenue hedges	16	—	—	—	16
Operating income (loss)	$935	$237	$16	$(581)	607
Other expense, net					(163)
Income before income taxes					444
Provision for income taxes					(139)
Net income					305
Net loss attributable to non-controlling interests					120
Net income attributable to Expedia Group, Inc.					$425

	Nine months ended September 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,198	$3,060	$249	$—	$10,507
Intersegment revenue	—	—	149	(149)	—
Revenue	$7,198	$3,060	$398	$(149)	$10,507
Adjusted EBITDA	$1,897	$773	$—	$(379)	$2,291
Depreciation	(395)	(104)	(4)	(79)	(582)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of intangible assets	—	—	—	(33)	(33)
Stock-based compensation	—	—	—	(365)	(365)
Legal reserves, occupancy tax and other	—	—	—	(100)	(100)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(64)	(64)
Realized (gain) loss on revenue hedges	5	(5)	—	—	—
Operating income (loss)	$1,507	$664	$(4)	$(1,064)	1,103
Other expense, net					104
Income before income taxes					1,207
Provision for income taxes					(284)
Net income					923
Net loss attributable to non-controlling interests					12
Net income attributable to Expedia Group, Inc.					$935

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,155	$2,524	$273	$—	$9,952
Intersegment revenue	—	—	154	(154)	—
Revenue	$7,155	$2,524	$427	$(154)	$9,952
Adjusted EBITDA	$1,857	$605	$51	$(365)	$2,148
Depreciation	(393)	(81)	(4)	(77)	(555)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(314)	(314)
Legal reserves, occupancy tax and other	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	18	(6)	—	—	12
Operating income (loss)	$1,482	$518	$47	$(1,118)	929
Other expense, net					(82)
Income before income taxes					847
Provision for income taxes					(295)
Net income					552
Net loss attributable to non-controlling interests					113
Net income attributable to Expedia Group, Inc.					$665
Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Business Model:
Merchant	$2,805	$2,739	$7,228	$6,833
Agency	953	918	2,469	2,408
Advertising, media and other	302	272	810	711
Total revenue	$4,060	$3,929	$10,507	$9,952
Service Type:
Lodging	$3,317	$3,233	$8,407	$7,960
Air	104	100	330	324
Advertising and media	269	240	713	616
Other(1)	370	356	1,057	1,052
Total revenue	$4,060	$3,929	$10,507	$9,952
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
More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as interest rates and currency fluctuations and energy price volatility, as well as evolving geopolitical conflicts, have contributed to an increasingly complex business environment. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends. Broad, sustained negative economic impacts could put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Despite these factors, we have witnessed a healthy but more normalized travel demand environment in the first nine months of 2024, as consumers continue to prioritize spend on travel and experiences over other discretionary spending.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2024, lodging accounted for 82%. Room nights booked grew 9% in the first nine months of 2024, as compared to growth of 12% in 2023 and 26% in 2022. Average Daily Rates (“ADRs”) booked for Expedia Group declined 2% in the first nine months of 2024 and decreased 2% in 2023 and grew 3% in 2022. While trends are normalizing, our lodging business has seen a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of September 30, 2024, our global lodging marketplace has over 3.5 million total lodging properties available. Our Vrbo brand has over 2.5 million online bookable alternative accommodations listings. Our other brands have over 1 million hotels and alternative accommodations.
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
Booked air tickets increased 5% in the first nine months of 2024, and increased 4% in 2023 and 8% in 2022. As a percentage of our total worldwide revenue in the third quarter of 2024, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands.
In the first nine months of 2024, we generated $464 million of advertising revenue from Expedia Group Media Solutions, a 35% increase from the same period in 2023.
In the first nine months of 2024, we generated $249 million of third-party revenue from trivago, a 9% decrease from the same period in 2023. Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In 2023, the company adopted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth.
As a percentage of our total worldwide revenue in the third quarter of 2024, total advertising and media accounted for 7%.
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
We also launched One Key in the United States in 2023, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. In 2024, we also rolled out One Key in the United Kingdom. With greatly improved product driven by the latest in machine learning and artificial intelligence capabilities and One Key, we believe we will continue to drive greater retention, repeat and direct business.

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
Occupancy and Other Taxes
Legal Proceedings. We are currently involved in four lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
For additional information and other recent developments on these and other legal proceedings, see Part II, Item 1, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $3 million and $46 million as of September 30, 2024 and December 31, 2023.
Certain jurisdictions, including without limitation the states of New York, New Jersey, North Carolina, Minnesota, Oregon, Rhode Island, Maryland, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Maine, Nebraska, Vermont, Mississippi, and Virginia, the city of New York, and the District of Columbia, have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions. We are currently remitting taxes to a number of jurisdictions, including without limitation the states of New York, New Jersey, South Carolina, North Carolina, Minnesota, Georgia, Wyoming, West Virginia, Oregon, Rhode Island, Montana, Maryland, Kentucky, Maine, Pennsylvania, Hawaii, Iowa, Massachusetts, Arizona, Wisconsin, Idaho, Arkansas, Indiana, Nebraska, Vermont, Colorado, Mississippi, and Virginia, the city of New York and the District of Columbia, as well as certain other jurisdictions.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Gross bookings	$27,498	$25,685	7%	$86,499	$82,407	5%
Revenue margin (1)	14.8%	15.3%		12.1%	12.1%
 ____________________________

(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three and nine months ended September 30, 2024, gross bookings increased 7% and 5%, compared to the same periods in 2023, primarily driven by lodging gross bookings due to continued strength in our hotel business. During the third quarter of 2024, we also saw a strong recovery in our air business as well as continued acceleration at Vrbo, which returned to modest growth for the quarter. The growth in the nine months ended September 30, 2024 was partially offset by softness in our Vrbo business earlier in the year. Booked room nights for our lodging business increased 9% for both the three and nine months ended September 30, 2024.
Revenue margin decreased during the three months ended September 30, 2024 compared to the same period in 2023 due to unfavorable impacts of foreign exchange and pricing actions as well as pressure from soft Vrbo bookings in the first half of 2024 translating as stays in the third quarter, which was partially offset of an uplift from advertising growth. Revenue margin remained consistent for the nine months ended September 30, 2024 as compared to the same period in 2023.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,780	$2,819	(1)%	$7,198	$7,155	1%
B2B	1,178	995	18%	3,060	2,524	21%
trivago (Third-party revenue)	102	115	(11)%	249	273	(9)%
Total revenue	$4,060	$3,929	3%	$10,507	$9,952	6%
Revenue increased 3% and 6% for the three and nine months ended September 30, 2024, compared to the same periods in 2023, on strong growth in our B2B segment resulting from increased lodging revenue.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,317	$3,233	3%	$8,407	$7,960	6%
Air	104	100	6%	330	324	2%
Advertising and media(1)	269	240	12%	713	616	16%
Other	370	356	4%	1,057	1,052	—%
Total revenue	$4,060	$3,929	3%	$10,507	$9,952	6%
____________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 3% and 6% for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily driven by an increase in room nights stayed mostly in our hotel business.
Air revenue increased for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in air tickets sold. Air revenue remained consistent for the nine months ended September 30, 2024 compared to the same period in 2023.
Advertising and media revenue increased 12% and 16% for the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and activities, increased during the three ended months September 30, 2024, compared to the same period in 2023 primarily due to an increase in car rental and insurance revenue. All other revenue for the nine months ended September 30, 2024, compared to the same period in 2023, remained consistent.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,805	$2,739	2%	$7,228	$6,833	6%
Agency	953	918	4%	2,469	2,408	3%
Advertising, media and other	302	272	11%	810	711	14%
Total revenue	$4,060	$3,929	3%	$10,507	$9,952	6%
Merchant revenue increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in merchant hotel revenue. Agency revenue increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in agency lodging and air revenue. Advertising, media and other increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in Expedia Media Solutions advertising revenue.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Direct costs	$315	$328	(4)%	$879	$977	(10)%
Personnel and overhead	73	84	(13)%	229	256	(10)%
Total cost of revenue	$388	$412	(6)%	$1,108	$1,233	(10)%
% of revenue	9.6%	10.5%		10.5%	12.4%
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
Cost of revenue decreased $24 million and $125 million during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to lower costs from ongoing initiatives to drive transactional efficiencies.
Selling and Marketing - Direct and Indirect

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$1,855	$1,671	11%	$5,298	$4,737	12%
% of revenue	45.7%	42.5%		50.4%	47.6%
Selling and marketing - indirect	197	185	7%	580	563	3%
% of revenue	4.9%	4.7%		5.5%	5.7%
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
Selling and marketing - direct increased $184 million and $561 million during the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily driven by an increase in B2B partner commissions to support strong growth and, to a lesser extent, a ramp in marketing spend at Vrbo and international markets to drive improving growth and global market expansion. Selling and marketing - indirect costs increased during the three and nine months ended September 30, 2024, compared to the same period in 2023, primarily driven by an increase in average salaries.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$228	$250	(9)%	$717	$735	(3)%
Other	92	90	1%	275	266	3%
Total technology and content	$320	$340	(6)%	$992	$1,001	(1)%
% of revenue	7.9%	8.7%		9.4%	10.1%
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
Technology and content expense decreased $20 million and $9 million during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to lower personnel costs in connection with previously announced cost saving initiatives, partially offset by higher stock-based compensation.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$193	$156	23%	$485	$467	4%
Professional fees and other	36	38	(4)%	110	105	5%
Total general and administrative	$229	$194	18%	$595	$572	4%
% of revenue	5.6%	4.9%		5.7%	5.8%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased $35 million and $23 million during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 due to acceleration of approximately $51 million of stock-compensation expense relate to the recent departure of our Vice Chairman, partially offset lower personnel costs in connection with previously announced cost saving initiatives.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Depreciation	$197	$194	2%	$582	$555	5%
Amortization of intangible assets	14	14	(4)%	44	44	—%
Total depreciation and amortization	$211	$208	1%	$626	$599	4%
Depreciation increased $3 million and $27 million during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets remained consistent during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.

Impairment of Goodwill and Intangible Assets
During the three and nine months ended September 30, 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment.
During the three and nine months ended September 30, 2024 and September 30, 2023, we recognized intangible impairment charges of $33 million and $15 million related to an indefinite-lived trade name within our trivago segment.
See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$59	$—	N/A	$100	6	N/A
% of revenue	1.4%	—%		0.9%	0.1%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
Legal reserves, occupancy tax and other for the three months ended September 30, 2024, primarily included $92 million charge related to an Italian VAT settlement reserve, partially offset by net reductions to our reserve of $33 million related to hotel occupancy and other taxes due to the favorable resolution of a tax related case. Legal reserves, occupancy tax and other for the nine months ended September 30, 2024 also included a $30 million charge related to digital service taxes for fiscal years 2022 and 2023 retroactively enacted by Canada in June 2024 and our donation of $20 million as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle, partially offset by an additional net reduction of to our reserve of $9 million for the favorable resolution of another tax related case. During the nine months ended September 30, 2023, the charges primarily included changes to our reserve related to other taxes.
Restructure and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $6 million and $72 million in restructuring and related reorganization charges during the three and nine months ended September 30, 2024, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect total reorganization charges in the remainder of 2024 to be in the range of approximately $5 million to $10 million. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Operating income	$762	$607	26%	$1,103	$929	19%
% of revenue	18.8%	15.5%		10.5%	9.3%
During the three and nine months ended September 30, 2024, the increase in operating income in the current year periods was primarily due to lower impairment charges in the current periods, partially offset by the legal reserve, occupancy and other charges as well as the restructuring charges discussed above.

Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
B2C	$1,028	$1,056	(3)%	$1,897	$1,857	2%
B2B	338	266	27%	773	605	28%
trivago	14	18	(17)%	—	51	N/A
Unallocated overhead costs (Corporate)	(130)	(124)	6%	(379)	(365)	4%
Total Adjusted EBITDA (1)	$1,250	$1,216	3%	$2,291	$2,148	7%
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
Our B2C segment Adjusted EBITDA decreased slightly during the three months ended September 30, 2024, compared to the same period in 2023, due to slight revenue declines as well as an increase in marketing spend. Our B2C segment Adjusted EBITDA increased slightly during the nine months ended September 30, 2024, compared to the same period in 2023, as a result of revenue growth. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of revenue declines resulting from headwinds in its performance marketing channels. The quarter-to-date period was impacted by lower marketing costs while the year-to-date period was impacted by an increase in marketing costs.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Interest income	$67	$56	21%	$185	$162	15%
Interest expense	(61)	(62)	—%	(184)	(184)	—%

Interest income increased for the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of higher rates of return. Interest expense remained consistent for the three and nine months ended September 30, 2024, compared to the same periods in 2023.
Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)
Foreign exchange rate gains (losses), net	$32	$(31)	$(29)	$(79)
Gains (losses) on minority equity investments, net	74	(127)	121	(73)
TripAdvisor tax indemnification adjustment	—	—	6	67
Gain on sale of businesses and investments, net	2	—	5	24
Other	(2)	1	—	1
Total other, net	$106	$(157)	$103	$(60)

During the nine months ended September 30, 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. During the nine months ended September 30, 2024, we recognized a $6 million gain related to an indemnification receivable for additional interest due to the IRS. See “Provision for Income Taxes” below for the corresponding charge to income tax expense.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$190	$139	37%	$284	$295	(4)%
Effective tax rate	21.7%	31.2%		23.5%	34.8%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2024, the effective tax rate was 21.7%, compared to 31.2% for the three months ended September 30, 2023. The change in the effective tax rate was primarily due to a nondeductible goodwill impairment and nondeductible mark-to-market charges recorded in the prior year period.
For the nine months ended September 30, 2024, the effective tax rate was 23.5%, compared to 34.8% for the nine months ended September 30, 2023. The change in the effective tax rate was due to discrete tax effects of the TripAdvisor audit assessment recorded in the prior year period, as discussed further in Note 8 – Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. For tax years 2011 to 2013 and 2014 to 2016, the IRS issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for tax years 2017 to 2020.
In December 2021, the OECD released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar Two”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there is no material impact to our tax provision for the nine months ended September 30, 2024. The Company will continue to evaluate the potential impact of Pillar Two on future reporting periods.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In millions)
Net income attributable to Expedia Group, Inc.	$684	$425	$935	$665
Net income (loss) attributable to non-controlling interests	—	(120)	(12)	(113)
Provision for income taxes	190	139	284	295
Total other (income) expense, net	(112)	163	(104)	82
Operating income	762	607	1,103	929
Gain (loss) on revenue hedges related to revenue recognized	32	(16)	—	(12)
Restructuring and related reorganization charges, excluding stock-based compensation	6	—	64	—
Legal reserves, occupancy tax and other	59	—	100	6
Stock-based compensation	147	105	365	314
Depreciation and amortization	211	208	626	599
Impairment of goodwill	—	297	—	297
Impairment of intangible assets	33	15	33	15
Adjusted EBITDA	$1,250	$1,216	$2,291	$2,148
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.9 billion and $4.3 billion at September 30, 2024 and December 31, 2023. As of September 30, 2024, the total cash and cash equivalents and short-term investments held outside the United States was $633 million ($512 million in wholly-owned foreign subsidiaries and $121 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at September 30, 2024.
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2024, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2024, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Nine months ended September 30,
	2024	2023	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,887	$2,928	$(41)
Investing activities	(901)	(635)	(266)
Financing activities	(1,590)	(1,599)	9
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(11)	(53)	42
For the nine months ended September 30, 2024, net cash provided by operating activities remained consistent with net cash provided by operating activities in the prior year period.
For the nine months ended September 30, 2024, we had net cash used in investing activities of $901 million compared to $635 million in the prior year period. The change was primarily due to net purchases of investments in the current period compared to sales of investments in the prior year period, partially offset by lower current period capital expenditures.
For the nine months ended September 30, 2024, net cash used in financing activities primarily included $1.6 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $77 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2023, net cash used in financing activities primarily included $1.7 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $53 million of proceeds from the exercise of options and employee stock purchase plans.
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the nine months ended September 30, 2024, we repurchased, through open market transactions, 11.2 million shares under 2023 Share Repurchase Program for a total cost of approximately $1.5 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of September 30, 2024, $3.4 billion remain authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2024 of $11 million compared to $53 million decrease in the prior year period reflecting higher net depreciation in foreign currencies relative to the U.S. dollar in the prior year period.
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

	September 30, 2024	December 31, 2023
	(In millions)
Combined Balance Sheets Information:
Current Assets	$8,849	$7,408
Non-Current Assets	10,573	10,399
Current Liabilities (1)	15,218	11,949
Non-Current Liabilities	5,778	6,792

	Nine Months Ended September 30, 2024	Year Ended December 31, 2022
Combined Statements of Operations Information:
Revenue	$8,100	$10,122
Operating income(2)	754	714
Net income	568	566
Net income attributable to Obligors	580	675
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $1.2 billion as of September 30, 2024 and $804 million as of December 31, 2023.
(2)Operating income includes net intercompany income with non-guarantors of $471 million for the nine months ended September 30, 2024 and $152 million for the year ended December 31, 2023.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2024. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarters ended June 30, 2024 and March 31, 2024. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Litigation Relating to Occupancy and Other Taxes
State of Louisiana/City of New Orleans Litigation. On October 8, 2024, the Louisiana Supreme Court denied plaintiffs’ writ applications, thereby ending the matter.
Clark County, Nevada Litigation. The United States Ninth Circuit Court of Appeals has scheduled argument on the appeal for December 8, 2024.

Other Legal Proceedings
Israeli Putative Class Action Lawsuit (Silis). On May 8, 2024, this case was closed by the court, thereby ending the matter.
Helms Burton Litigation. On October 31, 2024, the court granted defendants’ motion for summary judgment on all claims in the Trinidad matter.
Paris City Hall Litigation. On October 22, 2024, the court issued an opinion affirming the trial court’s dismissal of all claims against Homeaway UK.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the third quarter of 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2024	801	$129.08	801	$3,672,799
August 1-31, 2024	1,416	$131.26	1,416	3,487,019
September 1-30, 2024	849	$138.22	849	3,369,632
Total	3,066		3,066

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 7, 2024	Expedia Group, Inc.

	By:	/s/ Julie Whalen
Julie Whalen
Chief Financial Officer