Form 10-K
period 2024-12-31
Expedia Group, Inc.
filed 2025-02-07
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2024, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $15,649,026,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 24, 2025 were approximately,
Common stock, $0.0001 par value per share	123,333,622	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Parts Into Which Incorporated
Portions of the registrant's definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual report on Form 10-K where indicated.	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2024

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2024
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
At the end of 2024, we had over 3.5 million lodging properties available, including over 2.5 million online bookable alternative accommodations listings through Vrbo, over 1 million hotels and alternative accommodations through our other brands, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences.
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
As part of our platform operating model strategy, we migrated both the Hotels.com and Vrbo front-end stacks onto the Brand Expedia stack and created one unified front-end stack in 2023, which increases our test-and-learn capacity and feature release velocity while also providing a scalable and efficient base to operate upon. We also launched One Key in the United States, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem awards across these brands and our range of products such as air, hotels and alternative accommodations. In 2024, we rolled out One Key in the United Kingdom but decided to pause the further rollout of One Key to other international markets. We also introduced general managers to lead each of our core consumer brands in order to highlight each brand’s distinct value proposition and improve accountability, while also leveraging the scale and efficiency of our unified tech platform. With greatly improved product driven by the latest in machine learning and artificial intelligence capabilities, we believe we will continue to drive greater retention, repeat and direct business.
Market Opportunity and Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending highlighting the size of our market opportunity. Phocuswright estimates global travel spending, inclusive of alternative accommodations and tours and activities, at approximately $2.2 trillion in 2025.
Our focus is to: leverage our brand, supply, and platform technology strength, to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers.
Leverage Brand and Supply Strength to Power the Travel Ecosystem. We believe the strength of our core brand portfolio and consistent enhancements to product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners seeking to grow their business through sophisticated technology, a better understanding of travel retailing and reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media. In 2024, we accelerated our investments in global market expansion beyond our core markets.
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
Expedia's B2B partners can benefit from our technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through our API, Rapid; adopting one of our customized white label or co-

branded ecommerce template solutions; or a powerful agent booking tool, Expedia Travel Affiliate Agent Program ("TAAP"). We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels.
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
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. During 2020, Expedia Group unified its technology, product, data engineering, and data science teams to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The unified team structure enables us to deliver more scalable services and operate more efficiently. We have also completed the migration of our core B2C brands onto a unified Brand Expedia technology front-end infrastructure, having migrated Hotels.com onto the infrastructure in 2022 and Vrbo in 2023. Going forward, we expect to continue to cement our leadership in the B2B segment as our B2B business also benefits from all the work we have done in product and technology for our B2C brands.
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
We also launched One Key in the United States and United Kingdom, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations.
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
Today our websites and apps are powered through a combination of legacy company-owned data centers and via cloud platforms. For our legacy company-owned data centers, our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I, Item 1A — Risk Factors.
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
For the year ended December 31, 2024, we had total revenue of $13.7 billion, with merchant, agency and advertising, media and other accounting for 69%, 23%, and 8% of total revenue, respectively.
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
Marketing and Promotions
Our marketing programs are intended to build and maintain the value of our B2C brands, drive traffic and ultimately bookings while optimizing ongoing traveler acquisition costs. Our long-term success and profitability depend on our continued ability to maintain and increase the overall number of traveler transactions flowing through our brand and shared platforms in a cost-effective manner, as well as our ability to attract repeat customers and customers that come directly to our brands. We manage our marketing investments holistically across the brand portfolio in our B2C segment to optimize results for the Company and make decisions on a market by market and customer segment basis that we think are appropriate based on the relative growth opportunity, the expected returns and the competitive environment. In aggregate, we put the majority of our marketing efforts towards our three core consumer brands: Expedia, Hotels.com and Vrbo.
Our marketing channels primarily include brand advertising through online and offline channels, loyalty programs, mobile apps, search engine marketing and optimization as well as metasearch, social media, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. More recently, we unified our existing loyalty programs into one global rewards platform called One Key spanning our core consumer brands, which launched in the United States in 2023 and United Kingdom in 2024.
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
Intellectual Property Rights
Our intellectual property and appurtenant rights, including our patents, trademarks, copyright rights, domain names, trade dress, proprietary technology, and trade secrets, are important components of our business. For example, we rely heavily upon our intellectual property and proprietary information in our content, brands, domain names and website URLs. We also invest in and protect our core software code, proprietary technology, ratings indexes, informational databases, images, graphics and other components that support and make up our services. We have acquired some of our intellectual property rights and proprietary information through acquisitions, as well as licenses and content agreements with third parties.
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
We maintain our trademark portfolio by filing trademark applications in the United States and multiple foreign jurisdictions, including national trademark offices, maintaining appropriate registrations, securing contractual trademark rights when appropriate, and relying on common law trademark rights when appropriate. We also register copyrights and domain names as we deem appropriate and necessary, respectively. We protect our trademarks, copyrights and domain names with an enforcement program and use of intellectual property licenses. Trademark and intellectual property protection may not be available or may not be sought, sufficient or effective in every jurisdiction where we operate. Contractual disputes or limitations may affect the use of trademarks and domain names governed by private contract.
We have a formal patent program with a Patent Review Committee for evaluating our innovations and determining the appropriateness of filing for patents to protect inventions and obtaining licenses in patents as circumstances may warrant. We continue to devote resources to seek patent protection for Expedia Group’s innovations in the United States and multiple foreign jurisdictions.
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
We are also subject to consumer protection, privacy and consumer data, payments, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. For example, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) came into force in January 2023 and applies enhanced data protection requirements in the State of California similar to those that have existed since 2018 under the European Union's General Data Protection Regulation (GDPR). Nineteen other U.S. states have passed similar laws, and data protection laws are being discussed in a number of other jurisdictions. These data protection/privacy laws add compliance complexity, risks, and costs.
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
Human Capital Management
People, Company Culture and Benefits
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2024, we have a team of 16,500 employees across nearly 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2024, approximately one half of our people work in technology roles.
We aim to go above and beyond to take care of our people – by providing opportunities for them to grow and develop, benefits that fuel their passion for travel and resources that foster their well-being. While competition for talent is fierce, particularly in the United States and in Seattle where our headquarters are located, we believe we offer something different: an opportunity to strengthen connections, broaden horizons and bridge divides through travel. We know the power of travel and understand the amazing things we can achieve by making it more accessible to everyone. And we are focused on attracting and retaining the best and brightest people to help us do that. To that end, we offer competitive compensation, talent development and training opportunities and differentiated benefits, including healthcare and retirement programs, a wellness and travel allowance, an employee assistance program, financial education tools, a global resource for diverse maternity and family building advice, an employee stock purchase program, time-off programs, volunteer days off, a transportation program, and travel discounts. We continuously evolve our benefits to meet changing employee needs, with recent enhancements focusing on mental and emotional health services, expanded telehealth options, wellness education, and family support services, all accessible through streamlined digital platforms.
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
Equity Ownership and Vote
As of December 31, 2024, there were approximately 123.3 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Class B common stock outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding. As of December 31, 2024, Mr. Diller and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family

Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% (5.5 million shares) of Expedia Group’s outstanding Class B common stock (and, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 4% of Expedia Group’s outstanding common stock), representing approximately 31% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. We refer to the shares of Expedia Class B common stock held by Mr. Diller and the Family Foundation as the "Class B Shares."
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

Part I. Item 1A. Risk Factors
The risks described below could materially and adversely affect our business, financial condition and results of operations. We could also be affected by additional risks that apply to all companies operating in the U.S. and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial. These Risk Factors should be carefully reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements and related notes in Item 8 of this Report.

Industry Risks
We operate in an intensely competitive global environment and we may be unable to compete successfully with our current or future competitors.
The market for the services we offer is intensely competitive. We compete with both established and emerging online and traditional providers of travel-related services, including online travel agencies; alternative accommodation providers; wholesalers and tour operators; travel product suppliers (including hotels, airlines and car rental companies); search engines and large online portal websites; travel metasearch services; corporate travel management service providers; mobile platform travel applications; social media websites; eCommerce and group buying websites; B2B businesses and other participants in the travel industry. In addition, technological developments in generative artificial intelligence ("AI") tools may be increasingly used to create competing offerings such as AI powered digital assistants, which may further increase competition.
Online travel agencies and alternative accommodations providers. In particular, we face intense competition from other OTAs and alternative accommodation providers in many regions, such as Booking Holdings (through its Booking.com, Priceline.com and Agoda.com brands), Airbnb, and Trip.com, any of which may have more favorable offerings for travelers or suppliers, including pricing and supply breadth. Airbnb, Booking Holdings and other providers of alternative accommodations provide an alternative to hotel rooms and compete with alternative accommodation properties available through Expedia Group brands, including Vrbo. The continued growth of alternative accommodation providers could affect overall travel patterns generally, and the demand for our services specifically, in facilitating reservations at hotels and alternative accommodations. In addition, our competitors are also increasingly expanding the range of travel services they offer, thereby further intensifying the competitive environment, with Airbnb looking to expand into tours, activities, hotel and flight bookings, and Booking.com expanding its flight booking services.
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
In recent years, search engines have increased their focus on acquiring or launching travel products that provide increasingly comprehensive travel planning content and direct booking capabilities, comparable to OTAs. For example, Google has continued to add features and functionality to its Google Travel, Google Flights, Hotel Ads and alternative accommodations metasearch products. In addition, Google may be able to leverage the data they collect on users to the detriment of us and other OTAs. Search engines may also continue to expand their voice and AI capabilities. To the extent these actions have a negative effect on our search traffic or the cost of acquiring such traffic, our business and financial performance could be adversely affected.
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
In general, increased competition has resulted in, and may continue to result in, reduced margins, as well as loss of travelers, transactions and brand recognition and we cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or offer differentiated products and services to our travelers. Increasing competition from current and emerging competitors, the introduction of new technologies and the continued expansion of existing technologies, such as AI, metasearch and other search engine technologies, may force us to make changes to our business models, which could affect our financial performance and liquidity. Some of our competitors may also have other significant advantages, such as greater financial resources or name recognition, more favorable corporate structures, or a broader global presence, among others.
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

•	political instability, including increased incidents of actual or threatened terrorism, and geopolitical conflicts (such as the war in Ukraine and the Israel-Hamas war);

•	major public health issues, including pandemics such as the COVID-19 pandemic;

•	fluctuations in hotel supply, occupancy and Average Daily Rates ("ADRs");

•	changes in airline capacity and airline ticket prices;

•	the imposition of taxes or surcharges by regulatory authorities;

•	extreme weather or natural disasters, including hurricanes, fires, floods, and droughts (the impacts and frequency of which could be further exacerbated by climate change) and resultant damage, including property destruction and prolonged loss of utilities;

•	continued air carrier and hotel chain consolidation, travel strikes, trade disputes, labor unrest, or labor shortages;

•	travel-related accidents or grounding of aircraft due to safety concerns; and

•	travel bans, changes to visa and immigration requirements or border control policies.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers. Any associated decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. For example, during 2024, Hurricanes Helene and Milton negatively impacted our financial results for the third and fourth fiscal quarters, respectively.
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
Our ability to raise financing depends in significant measure on characteristics of the capital and credit markets and liquidity factors over which we exert no control. Due to uncertainty in the capital and credit markets, we cannot guarantee that sufficient financing will be available on desirable terms, or any terms, to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or other actions or that our counterparties in any such financings would honor their contractual commitments. In addition, any downgrade of our debt ratings by Standard & Poor’s, Moody’s Investor Service, Fitch or similar ratings agencies, deterioration of our financial condition, increase in general interest rate levels and credit spreads or overall weakening in the credit markets could increase our cost of capital (including, with respect to ratings downgrades, the interest rate applicable to certain of our outstanding senior notes).
Our indebtedness could adversely affect our business and financial condition.
As of December 31, 2024, we have outstanding long-term indebtedness, excluding current maturities, with a face value of $6.3 billion and we have an essentially untapped revolving credit facility of $2.5 billion. Risks relating to our indebtedness include:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that are less levered;

•	requiring us to use cash and/or issue shares of our Class A common stock to settle any conversion obligations of our convertible notes;

•	diluting our earnings per share as a result of the conversion provisions in our convertible notes; and

•	limiting our ability to borrow additional funds or to borrow funds at desirable rates or terms we find acceptable.
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
We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase and decisions we make on investing in brands could be less effective and costlier than expected. Certain online travel companies and metasearch websites have expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future.
Our efforts to preserve and enhance consumer awareness of our brands may not be successful, may have unintended negative impacts, or, even if successful may not be cost-effective, or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within the Expedia Group portfolio have in the past and may in the future result in marketing inefficiencies and negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance consumer awareness of our brands and generate demand in a cost-effective manner, it could have a material adverse effect on our business and financial performance.
We are subject to payments-related risks.
Payments Regulations. The end-to-end payments process—from accepting traveler payments through to paying suppliers—for a variety of payment methods is subject to various laws, rules, regulations, legal interpretations, and regulatory guidance, including those governing cross-border and domestic money transmission and funds transfers; foreign exchange; payment services; and consumer protection. If we are found to be in violation of applicable payments laws or regulations, we could be subject to civil and criminal penalties, additional restrictive and burdensome requirements, or forced to cease or amend certain services we currently provide.
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
In addition, the contributions of Barry Diller, our Chairman and Senior Executive, and Ariane Gorin, our Chief Executive Officer, as well as other members of our travel leadership team are critical to the overall management of the Company. In recent years, we have experienced a number of leadership transitions, which can be difficult to manage, and may cause disruption to our business due to, among other things, diverting management's attention away from the Company's financial and operational goals. Expedia Group cannot ensure that it will be able to retain the services of Mr. Diller, Ms. Gorin or any other member of our senior management or key employees, the loss of whom could seriously harm our business. We do not maintain any key person life insurance policies.
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
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. As it relates to deposits, as of December 31, 2024, we held cash in bank depository accounts of approximately $3.8 billion and money market funds and term deposits of approximately $192 million. Additionally, majority-owned subsidiaries held cash of approximately $68 million and held term deposits of approximately $84 million. As it relates to investments, as of December 31, 2024, we held U.S. treasury securities, U.S. agency securities, corporate debt securities, term deposits, commercial paper, foreign debt instruments, and asset-backed securities, all investment grade, in short-term and long-term investments totaling $502 million. As it relates to foreign exchange, as of December 31, 2024, we were party to forward contracts with a notional value of approximately $3.9 billion, the fair value of which was a net liability of approximately $2 million. We employ forward contracts to hedge a portion of our exposure to foreign currency exchange rate fluctuations. At the end of the deposit term or upon the maturity of the forward contracts, the counterparties are obligated, or potentially obligated in the case of forward contracts, to return our funds or pay us net settlement values. If any of these counterparties were to liquidate, declare bankruptcy or otherwise cease operations, it may not be able to satisfy its obligations under these term deposits or forward contracts, our ability to recover losses or to access or recover our assets held may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceeding, and the receipt and remittance of payments via such counterparties would be severely limited or cease. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our B2B and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
We have foreign exchange risk.
We are a global company with transactions denominated in a variety of currencies and the reporting currency for our consolidated financial statements is the U.S. dollar. We therefore face exposure to movements in currency exchange rates (particularly those related to the Euro, British pound, Japanese yen, Australian dollar, Brazilian real and Canadian dollar currencies), which may negatively impact the value of our cash flows, monetary assets and liabilities. In particular, we face exposure related to fluctuations in accommodation revenue due to relative currency movements from the time of booking to the time of stay as well as the impact of relative exchange rate movements on cross-border travel such as from Europe to the United States and the United States to Europe.
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
Legal and Regulatory Risks
Our alternative accommodations business is subject to regulatory and legal risks, which could have a material adverse effect on our operations and financial results.
Our alternative accommodations business has been, and continues to be, subject to risks relating to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that (i) prohibit or limit the ability of property owners and managers to rent certain properties for fewer than thirty consecutive days, (ii) place onerous obligations on property owners wishing to offer their properties, (iii) regulate platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties, or (iv) limit the number of alternative accommodations permitted in a particular area, which may be more likely in areas experiencing housing shortages, in response to perceived safety concerns, or as a result of natural disasters such as wildfires. Other factors that may limit homeowners’ ability to rent their properties include condominium and neighborhood association rules that prohibit or restrict short-term rentals and challenges obtaining insurance and liability for personal injury.
In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business. Governments also are considering additional taxes specific to alternative accommodations that, if implemented, could make the business of operating an alternative accommodation less attractive or prohibitively expensive.
These new and evolving regulatory schemes may decrease listings available on our sites and add significant compliance risks to our business, including the risk of fines for noncompliance, as well as substantial internal costs and the allocation of resources to develop new internal compliance systems and processes. These compliance obligations include gathering information about property owners, verification of registration status of properties and the ongoing provision of information to governments—both domestic and foreign—about short-term rental owners and operators and requirements to withhold and report taxable income to such governments, which may deter property owners from renting their properties on an alternative accommodation platform. We may also remove properties from our websites if alternative accommodation owners or operators do not provide information we require to comply with applicable regulations, or at the request of governments.
We are not in a position to eliminate risks such as personal injury, property damage or other harm, at alternative accommodation properties listed on our platform and we generally do not verify traveler identity or property safety, such as fire code compliance or the presence of carbon monoxide detectors, which has resulted in claims of liability based on events occurring at properties listed on our platforms. Incidents involving the safety of guests, property owners, or other members of the public, or concerns about the security or quality of listings, could create a negative public perception of our platform, which would adversely impact our ability to attract hosts and guests.
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
A failure to comply with current laws, rules, and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.
Our global operations are subject to complex and changing laws and regulations. Our business and financial performance could be adversely affected by changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition (including our contractual provisions regarding pricing and travel suppliers), economic and trade sanctions, tax, banking, machine learning and AI, data security, the provision of payment services and privacy.
There are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that relate to website display and messaging, including prices, liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services, and our contractual relationships with travel suppliers who list on our sites. Recent examples of new website display laws or regulations include, (i) in the United States, the Federal Trade Commission and the states of California and Minnesota introducing, and Congress and other states considering, laws or regulations that require us to include all fees in the prices displayed for accommodations on our websites, and (ii) in Europe, the EU Digital Services Act and Council Directive (known as DAC7) requires us to display a variety of supplier-related information, including local license numbers, tax identification numbers, business registration numbers, or statements regarding compliance with local laws. These and other new laws and regulations maybe costly and time consuming to implement, and significantly impact the profitability or competitiveness of our business.
Additionally, some jurisdictions have implemented or are considering implementing regulations that restrict or could restrict access to city centers and popular destinations as well as impact our ability to offer accommodations, such as by limiting the construction of new hotels or renting of alternative accommodations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours is costly and complex and could adversely impact our ability to offer certain packages in the EEC.
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
Application of existing tax laws, rules, or regulations are subject to interpretation by taxing authorities.
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
Taxing authorities have made inquiries, filed lawsuits, and levied assessments asserting we are required to collect and remit state and local sales or use taxes, value added taxes, or other transactional taxes related to our travel facilitation services, including the legal proceedings described in Part I. Item 3. Legal Proceedings.
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
We are currently, or have been in the past, involved in various legal proceedings and disputes involving taxes, personal injury, contract, alleged infringement of third-party intellectual property rights, antitrust, consumer protection, labor and employment matters, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I, Item 3, Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations. While the Company maintains insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise and the defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.

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
We depend on the use of sophisticated information technologies and systems in many areas of our business including technology and systems used for website and mobile applications, reservations, customer service, supplier connectivity, marketing, communications, procurement, payments, tax collection and remittance, fraud detection and administration, which we must maintain and continuously improve and upgrade.
Our future success depends on our ability to adapt our services and infrastructure to meet rapidly evolving consumer preferences and industry standards, while continuing to improve the performance, features and reliability of our service in response to competitive service and product offerings. AI, cloud computing, the continued growth of alternative platforms and mobile computing devices, the emergence of niche competitors who may be better able to utilize existing and new technologies to optimize their products, services or strategies have, and will continue to require, new and costly investments. Transitioning to these new technologies may be disruptive to resources and the services we provide and may increase our reliance on third party service providers. Recent examples include:

•
AI: We have incorporated third-party AI technology in certain of our products, services and business operations. Our research, development and deployment of AI technologies remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market from other companies regarding the research, development and deployment of such technologies. While we aim to develop and deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action as a result of new applications of existing data protection, privacy, intellectual property, and other laws, including with respect to proposed legislation regulating AI in jurisdictions in which we operate; (ii) damage our reputation; or (iii) otherwise materially harm our business.

•
Technology Transformation: We have engaged in a multi-year effort to migrate products, data storage and processing, key portions of our consumer and affiliate sites, as well as back-office application functionality, to new technology platforms and significantly increase our utilization of public cloud computing services, such as Amazon Web Services (“AWS”), to enable us to improve conversion, innovate more rapidly, achieve better search engine optimization and improve our site merchandising and transaction processing capabilities, among other anticipated benefits.

Innovations, implementations and system enhancements such as these have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated.

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
In addition, we continue to encounter attempted external attacks in a variety of forms, including ransomware, account takeovers, phishing, disinformation, and denial of service attacks. Additionally, some actors are using AI technology to launch more sophisticated, automated, targeted and coordinated attacks, including phishing and account takeover attacks, that are more difficult to detect. As these continue, there is a risk that successful attacks may cause a significant cybersecurity incident which impacts our critical operations, or those of our partners. Successful attacks have the potential to damage our reputation, increase costs, and result in regulatory scrutiny or fines.
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
There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer, partner and employee personal, financial, and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of our businesses.
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
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Twenty U.S. states have passed comprehensive privacy legislation and several others are considering privacy legislation. In addition, the General Data Protection Regulation, or GDPR, that went into effect in the European Union in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data. Enforcement of GDPR regulations, and fines for non-compliance, continue to increase and a significant number of additional jurisdictions have enacted similar privacy regulations. As additional jurisdictions continue to enact and update privacy regulations and laws, we will experience increased compliance costs and uncertainty as to how such laws will be interpreted. Although we have invested, and expect to continue to invest, significant resources to comply with other privacy laws and regulations globally, the number and variety of regulations combined with our multi-product, multi-brand, global businesses, could nevertheless result in compliance failures. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Environmental, Social and Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 31% of the outstanding voting power of Expedia Group.
As of December 31, 2024, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 31% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he acquires additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases additional shares of its common stock.
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
Mr. Diller serves as our Chairman of the Board of Directors and Senior Executive, while retaining his role as Chairman of the Board of Directors and Senior Executive of IAC Inc., or "IAC". Each of Ms. Clinton and Mr. von Furstenberg also serves as a member of the Board of Directors of both Expedia Group and IAC. These overlapping relationships could create, or appear to create, potential conflicts of interest for the directors or officers when facing decisions that may affect both IAC and Expedia Group. Mr. Diller in particular may also face conflicts of interest with regard to the allocation of his time between the companies.
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
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management program is composed of the following key elements:
•Governance. As discussed in more detail under the heading “Cybersecurity Governance” below, as part of its general oversight duties, the Board oversees the Company’s risk management, including its cybersecurity risks. The Board is supported in its oversight of cybersecurity risks by the Audit Committee, which regularly interacts with the Company’s risk management function, the Company’s Chief Security Officer function (“CSO”) and the Company’s Chief Technology Officer function (“CTO”).
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
The Company’s prior Chief Security Officer departed in late 2024 and the CSO function is currently overseen by two co-CSOs on an interim basis until a permanent successor is appointed. Each of the co-CSOs has over 30 years of relevant experience in a variety of sectors, including travel, fintech, and e-commerce. One co-CSO has held Chief Information Security Officer, Chief Information Officer and Chief Security Officer roles at multiple multinational public companies, leading enterprise-wide cybersecurity strategies and risk management programs; he holds a Master's degree in Security and Risk Management. The other co-CSO has served as Chief Technology Officer and Chief Information Officer at several multinational public companies, where he has driven digital transformation initiatives, technology modernization efforts, and secure platform development; he holds a Bachelor's degree in Computer Information Systems. The Company’s CTO has over 20 years of experience, including leading global technology teams focused on developing secure, large-scale platforms, implementing advanced data security measures, and mitigating risks across complex technological ecosystems. He holds a Bachelor’s degree in Technology and a Master’s degree in Technology. The Company’s CEO, CFO and CLO each hold undergraduate and graduate degrees in their respective fields, and each have extensive experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which is approximately 650,000 square feet of office space.
In addition, we lease approximately 2.2 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which approximately 680,000 square feet is leased for domestic operations and 1.5 million for international operations.

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
Actions Filed by Individual States, Cities and Counties
Clark County, Nevada Litigation. On May 14, 2021, Clark County, Nevada filed a lawsuit in state court against a number of online travel companies, including a number of Expedia Group companies such as Expedia, Hotels.com, Orbitz, Travelscape, and Hotwire. The complaint alleges the defendants failed to comply with state and local transient occupancy tax statutes, as well as claims for conversion, breach of fiduciary duty, unjust enrichment, fraud and violation of the Nevada Deceptive Trade Practices Act. Plaintiffs purport to seek compensatory and punitive damages, declaratory relief and imposition of a constructive trust. The case was removed to federal district court. On September 13, 2021, defendants filed a motion to dismiss the common law and Nevada Deceptive Trade Practices Act claims. On August 12, 2022, the district court dismissed the Nevada Deceptive Trade Practice Claim but denied the motion to dismiss the common law claims. On May 16, 2022, defendants filed a motion for summary judgment as to all claims, which the court granted on March 31, 2023. On April 28, 2023, Plaintiffs filed a motion for reconsideration, which the court denied on January 16, 2024. On January 31, 2024, Plaintiffs filed a notice of appeal from the district court's rulings on the motion for summary judgment and motion to reconsider. The United States Ninth Circuit Court of Appeals held argument on the appeal on December 8, 2024. On December 23, 2024, the Court of Appeals affirmed the district court’s ruling. On January 14, 2025, the Court of Appeals issued the mandate terminating its review, thereby ending the matter.
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
Other Legal Proceedings
Helms-Burton Litigation. A number of complaints have been filed by parties alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. On August 10, 2023, the District Court dismissed, on new grounds, the Del Valle action and plaintiff filed an appeal to the Eleventh Circuit which remains pending. On October 31, 2024, the court granted defendants’ motion for summary judgment in the Trinidad matter, plaintiff appealed to the Eleventh Circuit and that appeal is pending. The Echeverria matter is set for trial beginning March 24, 2025 in the U.S. District Court for the Southern District of Florida. The CSL matter remains pending in the District of Delaware.
Paris City Hall Litigation. On January 28, 2021, Paris City Hall filed an action against HomeAway UK Ltd. (“HomeAway UK”) alleging that HomeAway UK had failed to comply with regulations relating to the sharing of supplier booking data in 2019 and 2020. A hearing on the matter was held on March 30, 2022. On November 30, 2022, the court ruled in Homeaway UK’s favor dismissing all claims. On January 12, 2023, Paris City Hall appealed the decision. On October 22, 2024, the court issued an opinion affirming the trial court's dismissal of all claims against Homeaway UK. On December 16, 2024, Paris City Hall filed an appeal with the French Supreme Court, which remains pending.
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
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 24, 2025, there were approximately 1,698 holders of record of our common stock and the closing price of our common stock was $171.23 on Nasdaq. As of January 24, 2025, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group and the Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation.
Dividend Policy
We did not pay quarterly common stock dividends in 2024, 2023, or 2022. On February 3, 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends, and on February 4, 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on March 27, 2025 to stockholders of record as of the close of business on March 6, 2025. Declaration and payment of future dividends, if any, is at the discretion of the Board of Directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, share dilution management, legal risks, tax policies, capital requirements relating to research and development, investments and acquisitions, challenges to our business model and other factors that the Board of Directors may deem relevant. In addition, our credit agreements limit our ability to pay cash dividends under certain circumstances.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2024, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. A summary of the repurchase activity for the fourth quarter of 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
October 1-31, 2024	673	$153.87	673	$3,266,144
November 1-30, 2024	200	167.73	200	3,232,644
December 1-31, 2024	—	—	—	3,232,644
Total	873		873

Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2019. The stock price performance shown in the graph is not necessarily indicative of future price performance.
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
This section of this Form 10-K generally discusses the years ended December 31, 2024 and 2023 items and year over year comparisons between 2024 and 2023. Discussions of the year ended December 31, 2022 items and the year over year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All percentages within this section are calculated on actual, unrounded numbers.
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
More recently, inflation and other macroeconomic pressures in the U.S. and the global economy, such as interest rates, and currency fluctuations and energy price volatility, as well as evolving geopolitical conflicts, have contributed to an increasingly complex business environment. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends. Broad, sustained negative economic impacts could put strain on our suppliers, business and service partners, which increases the risk of credit losses and service level or other disruptions.
Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, sustained levels of increased inflation, sovereign debt issues, and natural disasters, are examples of other events that could have a negative impact on the travel industry in the future.
Despite these factors, we have witnessed a healthy but more normalized travel demand environment in 2024, as consumers continue to prioritize spend on travel and experiences over other discretionary spending.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in 2024, lodging accounted for 80%. Room nights booked grew 9% in 2024, as compared to a growth of 12% in 2023 and 26% in 2022. ADRs for rooms booked for Expedia Group increased 3% in 2022, decreased 2% in 2023 and decreased 1% in 2024. While trends are normalizing, our lodging business has seen a significant increase in ADRs compared to pre-pandemic levels, which were driven by broader industry trends, a mix shift to Vrbo and high ADR geographies.
As of December 31, 2024, our global lodging marketplace has over 3.5 million total lodging properties available. Our Vrbo brand has over 2.5 million online bookable alternative accommodations listings. Our other brands have over 1 million hotels and alternative accommodations.

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
Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo primarily offers a pay-per-booking service model and generates revenue from a traveler service fee for bookings, as well as insurance products.
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
Air
In early 2024, U.S. domestic air capacity exceeded demand, putting pressure on domestic airfares, but this rationalized by September with domestic fares inflecting back to growth. For the full year 2024, U.S. domestic airfares were up approximately 1% year-over-year and up approximately 11% compared to 2019 levels, according to Airlines Report Corporation ("ARC") data. Our air bookings grew in 2024 compared to 2023 but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our "direct connect" technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 6% in 2024, 4% in 2023 and 8% in 2022. As a percentage of our total worldwide revenue in 2024, air accounted for 3%.
Advertising & Media
Our advertising and media business is principally driven by revenue generated by trivago, a leading hotel metasearch website, and Expedia Group Media Solutions, which is responsible for generating advertising revenue on our global online travel brands. In 2024, we generated $954 million of advertising and media revenue, a 16% increase from 2023, representing 7% of our total worldwide revenue.
In 2024, we generated $639 million of advertising revenue from Expedia Group Media Solutions, a 32% increase from 2023.
In 2024, we generated $315 million of third-party revenue from trivago, a 7% decrease from 2023. Since the onset of COVID-19, online travel agencies, including ourselves, have reduced marketing spend on trivago. In 2023, the company adapted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth.
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
Deferred Loyalty Rewards
We currently offer certain internally administered traveler loyalty programs to our travelers. In July 2023, we began to unify and expand our existing loyalty programs into one global rewards platform called One Key spanning all our main brands. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages car rentals, flights and cruises made on the U.S. and U.K. points of sale on Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside of the United States and United Kingdom and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards also continues to be offered outside of the United States and United Kingdom and enables participating travelers to earn points on all hotel, flight, package and activities made on various international Brand Expedia websites. As travelers accumulate awards towards free travel products, we defer the relative standalone selling price of earned awards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which awards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the awards, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
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
In addition to the trivago goodwill impairment charge mentioned above, as a result of the assessment during the third quarter of 2023 as well as additional assessment during the third quarter of 2024, we recognized a $15 million and $33 million impairment charges related to trivago's indefinite-lived trade name. During the fourth quarters of 2023 and 2024, we also recognized intangible impairment charges of $114 million for both periods related to indefinite-lived trade names within our B2C segment.
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
For additional information on our goodwill and intangible asset impairments recorded in 2024, 2023 and 2022, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.

Income Taxes
We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities for each temporary difference are recorded based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense.
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent earnings by jurisdiction, expectations of future taxable income, the tax attribute carryforward periods, as well as other relevant factors. We may record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we must make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. All deferred income taxes are classified as long-term on our consolidated balance sheets.
We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the financial statements. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.
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
Occupancy and Other Taxes
We are currently involved in two lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other taxes. We continue to defend these lawsuits vigorously. With respect to the principal claims in these matters, we believe that the statutes and/or ordinances at issue do not apply to us or the services we provide, namely the facilitation of travel planning and reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes and ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.
For additional information and other recent developments on these and other legal proceedings, see Part I, Item 3, Legal Proceedings.
We have established a reserve for the potential settlement of issues related to hotel occupancy and other tax litigation, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $3 million as of December 31, 2024 and $46 million as of December 31, 2023.
Certain jurisdictions in the United States have enacted legislation seeking to tax online travel company services as part of sales or other taxes for hotel and/or other accommodations and/or car rental. In addition, in certain jurisdictions, we have entered into voluntary collection agreements pursuant to which we have agreed to voluntarily collect and remit taxes to state and/or local taxing jurisdictions.
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
Other Jurisdictions. We are also in various stages of inquiry or audit with various tax authorities, some of which may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Gross Bookings
Gross bookings	$110,921	$104,079	$95,049	7%	10%
Revenue margin (1)	12.3%	12.3%	12.3%
___________________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 7% in 2024 compared to 2023, primarily driven by lodging gross bookings due to continued strength in our hotel business. Booked room nights for our lodging business increased 9% in 2024 compared to 2023.
Revenue margin remained relatively consistent in 2024 compared to 2023.
Results of Operations
Revenue

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Revenue by Segment
B2C	$9,274	$9,113	$8,741	2%	4%
B2B	4,102	3,388	2,546	21%	33%
trivago (Third-party revenue)	315	338	380	(7)%	(11)%
Total revenue	$13,691	$12,839	$11,667	7%	10%
Revenue increased 7% in 2024 compared to 2023, on strong growth in our B2B segment resulting from increased lodging revenue.

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Revenue by Service Type
Lodging	$10,950	$10,264	$8,905	7%	15%
Air	428	410	362	4%	13%
Advertising and media(1)	954	821	777	16%	6%
Other	1,359	1,344	1,623	1%	(17)%
Total revenue	$13,691	$12,839	$11,667	7%	10%
___________________________________
(1)Includes third-party revenue from trivago as well as our transaction-based websites.
Lodging revenue increased 7% in 2024 primarily driven by an increase in room nights stayed mostly in our hotel business. Air revenue increased 4% in 2024 primarily due to an increase in air tickets sold. Advertising and media revenue increased 16% in 2024 due to an increase at Expedia Group Media Solutions, partially offset by a decline in trivago revenue. All other revenue, which includes car rental, insurance, cruise and activities, remained relatively consistent in 2024 as compared to 2023.

In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Revenue by Business Model
Merchant	$9,439	$8,818	$7,762	7%	14%
Agency	3,169	3,075	2,994	3%	3%
Advertising, media and other	1,083	946	911	14%	4%
Total revenue	$13,691	$12,839	$11,667	7%	10%
The increase in merchant revenue in 2024 was primarily due to an increase in merchant hotel revenue. The increase in agency revenue in 2024 was primarily due to an increase in agency hotel and air revenue. Advertising, media and other increased 14% in 2024 compared to 2023 primarily due to an increase in Expedia Media Solutions advertising revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Direct costs	$1,143	$1,233	$1,353	(7)%	(9)%
Personnel and overhead	300	340	304	(12)%	12%
Total cost of revenue	$1,443	$1,573	$1,657	(8)%	(5)%
% of revenue	10.5%	12.3%	14.2%
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
Cost of revenue decreased $130 million during 2024 compared to 2023, primarily due to lower costs from ongoing initiatives to drive transactional efficiencies.

Selling and Marketing - Direct and Indirect

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Selling and marketing - direct	$6,846	$6,107	$5,428	12%	13%
% of revenue	50.0%	47.6%	46.5%
Selling and marketing - indirect	781	756	672	3%	12%
% of revenue	5.7%	5.9%	5.8%
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
Selling and marketing - direct increased $739 million during 2024 compared to 2023 primarily driven by an increase in B2B partner commissions to support strong growth and a ramp in marketing spend at Vrbo and international markets to drive improving growth and global market expansion. Selling and marketing - indirect costs increased during 2024 compared to 2023, primarily driven by an increase in average salaries and headcount.

Technology and Content

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Personnel and overhead	$949	$999	$874	(5)%	14%
Other	365	359	307	2%	17%
Total technology and content	$1,314	$1,358	$1,181	(3)%	15%
% of revenue	9.6%	10.6%	10.1%
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
Technology and content expense decreased $44 million for 2024 compared to 2023 primarily due to lower personnel costs in connection with previously announced cost saving initiatives, partially offset by higher stock-based compensation.
General and Administrative

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Personnel and overhead	$638	$618	$591	3%	5%
Professional fees and other	167	153	157	9%	(2)%
Total general and administrative	$805	$771	$748	4%	3%
% of revenue	5.9%	6.0%	6.4%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense increased $34 million in 2024 compared to 2023 due to higher stock-based compensation of $21 million, including the acceleration of stock-compensation expense related to the current year departure of our Vice Chairman, as well as an increase in professional fees.
Depreciation and Amortization

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Depreciation	$781	$748	$704	4%	6%
Amortization of intangible assets	57	59	88	(4)%	(33)%
Total depreciation and amortization	$838	$807	$792	4%	2%

Depreciation increased $33 million in 2024 compared to 2023, primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets remained consistent in 2024 compared to 2023.
Impairment of Goodwill and Intangible Assets
During 2024, we recognized intangible impairment charges of $147 million related to indefinite-lived trade names within our B2C and trivago segments. During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment, as well as intangible impairment charges of $129 million related to indefinite-lived trade names within our B2C and trivago segments. During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.

Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Legal reserves, occupancy tax and other	$118	$8	$23	N/A	(67)%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
Legal reserves, occupancy tax and other for the year ended December 31, 2024 primarily included a $107 million charge related to an Italian VAT settlement reserve, a $30 million charge related to digital service taxes for fiscal years 2022 and 2023 retroactively enacted by Canada in June 2024, and our donation of $20 million as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle. These charges were partially offset by net reductions to our reserve of $43 million related to hotel occupancy and other taxes due to the favorable resolution of two tax related cases. Legal reserves, occupancy tax and other for the year ended December 31, 2023 primarily included changes to our reserve related to other taxes. Legal reserves, occupancy tax and other for the year ended December 31, 2022 primarily included charges related to certain other legal reserves for trivago.
Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $80 million in restructuring and related reorganization charges during 2024, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect reorganization charges could continue under our previously announced $80 million to $100 million plan into 2025. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.

Operating Income

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Operating income	$1,319	$1,033	$1,085	28%	(5)%
% of revenue	9.6%	8.0%	9.3%
In 2024, the increase in operating income was primarily due to growth in revenue in excess of operating costs and lower impairment charges in the current periods, partially offset by the higher legal reserves, occupancy tax and other charges as well as the restructuring charges discussed above.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
B2C	$2,434	$2,325	$2,124	5%	10%
B2B	1,028	798	599	29%	33%
trivago	11	56	113	(80)%	(50)%
Unallocated overhead costs (Corporate)	(539)	(499)	(487)	8%	3%
Total Adjusted EBITDA(1)	$2,934	$2,680	$2,349	9%	14%
______________________________________
(1) Adjusted EBITDA is a non-GAAP measure. See "Definition and Reconciliation of Adjusted EBITDA" below for more    information.
Adjusted EBITDA is our primary segment operating metric. See NOTE 17 — Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated overhead costs and for a reconciliation of Adjusted EBITDA by segment to net income attributable to Expedia Group, Inc. for the periods presented above.

Our B2C segment Adjusted EBITDA increased in 2024 compared to 2023 as a result of revenue growth as well as cost efficiencies in cost of revenue and lower technology expenses, partially offset by an increase in direct marketing spend as we reinvested back into Vrbo and our international markets to drive improving growth and market expansion. Our B2B segment experienced an improvement in Adjusted EBITDA in 2024 compared to 2023 primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA decreased in 2024 compared to 2023 as a result of revenue declines resulting from headwinds in its performance marketing channels and an increase in marketing costs.
Interest Income and Expense

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Interest income	235	$207	$60	14%	244%
Interest expense	(246)	(245)	(277)	—%	(12)%
Gain on debt extinguishment, net	—	—	49	N/A	N/A
Interest income increased in 2024 compared to 2023 as a result of higher rates of return. Interest expense remained consistent in 2024 compared to 2023.
Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Foreign exchange rate losses, net	$(66)	$(85)	$(40)
Gains (losses) on minority equity investments, net	289	16	(345)
TripAdvisor tax indemnification adjustment	6	67	—
Gain on sale of businesses and investments, net	5	25	6
Total other, net	$234	$23	$(379)
For further information on our gains (losses) on minority equity investments, net, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.
In 2023, we recognized a $67 million gain, which together with amounts recorded in a prior period, represented the estimate of an indemnification reimbursement due to Expedia Group from TripAdvisor. In 2024, we recognized a $6 million gain related to the same matter. See “Provision for Income Taxes” below for a discussion of a corresponding charges to income tax expense as well as NOTE 10 — Income Taxes in the notes to the consolidated financial statements for further information.

Provision for Income Taxes

	Year ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	($ in millions)
Provision for income taxes	$318	$330	$195	(4)%	69%
Effective tax rate	20.6%	32.4%	36.2%
Our effective tax rate for 2024 was broadly in line with the 21% U.S. federal statutory income tax rate. Our effective tax rate for 2023 was higher than the 21% U.S. federal statutory income tax rate due to the non-deductible goodwill impairment and TripAdvisor audit assessment, partially offset by research and experimentation credits. For additional information, see NOTE 10 — Income Taxes in the notes to the consolidated financial statements.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are regularly examined by federal, state, and foreign tax authorities. For tax years 2011 to 2013 and 2014 and 2016, the Internal Revenue Service (“IRS”) issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for tax years 2017 to 2020.

In December 2021, the OECD released model rules introducing a 15% global minimum tax rate for large multinational corporations (“Pillar Two”). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there is no material effect on our tax provision for the year ended December 31, 2024. The Company will continue to evaluate the potential effect of Pillar Two on future reporting periods.
For more detail on our tax risk factors, see Part I, Item 1A, Risk Factors - “A failure to comply with current laws, rules, and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth,” “Application of existing tax laws, rules, or regulations are subject to interpretation by taxing authorities,” and “We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.”
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

The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Net income attributable to Expedia Group, Inc.	$1,234	$797	$352
Net income (loss) attributable to non-controlling interests	(10)	(109)	(9)
Provision for income taxes	318	330	195
Total other (income) expense, net	(223)	15	547
Operating income	1,319	1,033	1,085
Gain (loss) on revenue hedges related to revenue recognized	(18)	(7)	(6)
Restructuring and related reorganization charges, excluding stock-based compensation	72	—	—
Legal reserves, occupancy tax and other	118	8	23
Stock-based compensation	458	413	374
Depreciation and amortization	838	807	792
Impairment of goodwill	—	297	—
Impairment of intangible assets	147	129	81
Adjusted EBITDA	$2,934	$2,680	$2,349

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $4.5 billion and $4.3 billion at December 31, 2024 and 2023. Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at December 31, 2024.
As of December 31, 2024, the total cash and cash equivalents and short-term investments held outside the United States was $625 million ($472 million in wholly-owned foreign subsidiaries and $153 million in majority-owned subsidiaries). Most of our foreign undistributed earnings have already been subject to U.S. federal income tax. We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries.
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2024, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB- with an outlook of “positive.” In January 2025, Fitch upgraded our credit rating from BBB- to BBB with a “stable” outlook." Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 6.25% senior notes, 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2024, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
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

Our cash flows are as follows:

	Year ended December 31,			$ Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
	(In millions)
Cash provided by (used in):
Operating activities	$3,085	$2,690	$3,440	$395	$(750)
Investing activities	(1,262)	(800)	(580)	(462)	(220)
Financing activities	(1,745)	(2,096)	(2,624)	351	528
Effect of foreign exchange rate changes on cash and cash equivalents	(165)	16	(190)	(181)	206
In 2024, net cash provided by operating activities increased by $395 million primarily due to higher operating income after adjusting for impacts from depreciation, amortization and intangible asset impairments as well as increased benefits from working capital changes, including growth in deferred merchant bookings. These benefits were partially offset by Italian VAT settlement payments and restructure payments in the current year.
In 2024, we had net cash used in investing activities of $1.3 billion compared to $800 million in the prior year. The change was primarily due to net purchases of investments in 2024 compared to net sales and maturities of investments in the prior year, partially offset by lower current year capital expenditures.
Cash used in financing activities in 2024 primarily included $1.8 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $116 million of proceeds from the exercise of options and employee stock purchase plans. Cash used in financing activities in 2023 primarily included payments of $2.1 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs discussed below and for treasury stock activity related to the vesting of equity instruments, partially offset by $101 million of proceeds from the exercise of options and employee stock purchase plans.
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

	Year ended December 31,
	2024	2023	2022
Number of shares repurchased	12.1 million	19.1 million	5.2 million
Average price per share	$133.85	$106.07	$96.09
Total cost of repurchases (in millions)(1)	$1,616	$2,031	$500
 ______________________________________
(1)Amount excludes transaction costs and excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2024, $3.2 billion remain authorized for repurchase under the 2023 Share Repurchase Program.
During 2024, 2023 and 2022, we didn't pay any common stock dividends. On February 3, 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends, and on February 4, 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on March 27, 2025 to stockholders of record as of the close of business on March 6, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency in 2024 of $165 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the year. Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency in 2023 of $16 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the year.

Contractual Obligations and Commercial Commitments. Our material cash requirements as of December 31, 2024 include the following contractual obligations and commercial commitments arising in the normal course of business:
•Principal payments related to our debt that is included in our consolidated balance sheet and the related periodic interest payments. The Company had Senior Notes and Convertible Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, with varying maturities and an aggregate principal amount of $6.3 billion, $1 billion of which is payable within 12 months. On January 24, 2025, Expedia Group provided notice that we would redeem all of our approximately $1 billion in 6.25% Senior Notes due 2025 with a stated redemption date of February 8, 2025. Based on current stated fixed rates, future interest payments associated with the Senior Notes total approximately $645 million, with approximately $198 million payable within 12 months;
•Our operating leases had fixed lease payment obligations, including imputed interest, of $371 million, with $74 million payable within 12 months; and
•Purchase obligations representing the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods, and payments may be more than the minimum obligations based on actual use. The Company had purchase obligations of $495 million, with $252 million payable within 12 months.
In addition, we had $331 million of net unrecognized tax benefits recorded on our balance sheet as of December 31, 2024, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
See NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2024 related to letters of credit and guarantees. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2024.
In our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.
Certain Relationships and Related Party Transactions
For a discussion of certain relationships and related party transactions, see NOTE 16 — Related Party Transactions in the notes to the consolidated financial statements.
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

December 31, 2024
(In millions)
Combined Balance Sheets Information:
Current Assets	$7,996
Non-Current Assets	10,495
Current Liabilities(1)	14,129
Non-Current Liabilities	5,744

Year Ended December 31, 2024
Combined Statements of Operations Information:
Revenue	$10,520
Operating income (2)	915
Net income	719
Net income attributable to Obligors	729

(1)Current liabilities include intercompany payables with non-guarantors of $1.2 billion as of December 31, 2024.
(2)Operating income includes intercompany income with non-guarantors of $710 million for the year ended December 31, 2024.
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
Interest Rate Risk
As of both December 31, 2024 and 2023, the outstanding aggregate principal amount of our debt was $6.3 billion. The aggregate principal of our debt included:
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
The 6.25%, 5.0%, 4.625%, 3.8%, 3.25%, and 2.95% senior unsecured notes are collectively the “Senior Notes.” If market interest rates decline, our required payments will exceed those based on market rates. Additionally, the 6.25%, 4.625% and 2.95% senior unsecured notes are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Senior Notes and Convertible Notes was approximately $6.1 billion as of both December 31, 2024 and December 31, 2023. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our debt by approximately $70 million.
We maintain a revolving credit facility of $2.5 billion, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. We had no revolving credit facilities borrowings outstanding as of both December 31, 2024 and 2023.
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
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2024 and 2023, we had net forward liabilities of $2 million and $9 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
In March 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps (“the swaps”) with an aggregate notional amount of €300 million. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. During the term of each contract, we receive interest payments in U.S. dollars at a fixed rate of 5% and make interest payments in Euros at an average fixed rate of 3.38%. The maturity date of both swaps is February 2026, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparties. The fair value of the cross-currency interest rate swaps was a $25 million asset as of December 31, 2024 and a $8 million asset as of December 31, 2023, recorded in long-term investments and other assets.
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $43 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2024. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2024, 2023 and 2022, we recorded net foreign exchange rate losses of approximately $66 million ($70 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $85 million ($65 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $40 million ($37 million loss excluding the contracts economically hedging our forecasted merchant revenue), respectively. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
Equity Investment Risk
We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies, investments in which we’ve elected the fair value option, and minority investments without readily determinable fair values. We recorded net gains (losses) of $289 million, $16 million, and $(345) million related to these investments for the years ended December 31, 2024, 2023, and 2022, respectively (See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information). The fair values of our investments in equity securities of publicly-traded companies (combined with our investments in which we’ve elected the fair value option) and minority investments without readily determinable fair values, were $895 million and $293 million, respectively, at December 31, 2024, and $584 million and $330 million, respectively, at December 31, 2023. A hypothetical 10% decrease in the fair values at December 31, 2024 of our investments in equity securities of publicly-traded companies and minority investments without readily determinable fair values would have resulted in a loss, before tax, of approximately $119 million, being recognized within other, net in our consolidated statements of operations.
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
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 6, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington
February 6, 2025

Part II. Item 9B. Other Information
Rule 10b5-1 Plan Elections
During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Part II. Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024.
Part III. Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
We have adopted a Code of Business Conduct and Ethics for Directors and Senior Financial Officers (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and is a “code of ethics” as defined by applicable SEC rules. The Code of Ethics is posted on our corporate website at www.expediagroup.com/Investors under the “Corporate Governance” tab. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K filed with the SEC.
Insider Trading Policy and Procedures
We have adopted insider trading policies and procedures applicable to our directors, officers, employees, and other affiliated persons and entities (“Covered Persons”) and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards. Our Securities Trading Policy prohibits Covered Persons from trading in securities of Expedia Group and other companies while in possession of material, nonpublic information or disclosing such information to others who may trade on the basis of such information. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Election of Directors —Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2025 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2025 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors — Director Independence” in the 2025 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption "Fees Paid to Our Independent Registered Public Accounting Firm" and “Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees” in the 2025 Proxy Statement and incorporated herein by reference.
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc., effective as of December 13, 2023		8-K	001-37429	3.1	12/15/2023
4.1	Description of Securities	X
4.2	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.3	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028		8-K	001-37429	4.1	9/21/2017
4.4	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.5	Indenture, dated as of May 5, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 6.250% Notes due 2025		8-K	001-37429	4.1	5/5/2020
4.6	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027		8-K	001-37429	4.2	7/15/2020
4.7	Indenture, dated as of February 19, 2021 among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 0% Convertible Notes due 2026		8-K	001-37429	4.1	2/19/2021

4.8	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 2.95% Senior Notes due 2031	8-K	001-37429	4.1	3/3/2021
10.1	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.2	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.3	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020	8-K	001-3749	10.1	4/10/2020
10.4	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.5	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.6	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.7	Reorganization Agreement by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of October 26, 2016	POS- AM*†	333-210377	2.1	11/4/2016
10.8	Credit Agreement, dated as of April 14, 2022, by and among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37429	10.1	4/18/2022
10.9	First Amendment, dated as of April 12, 2023, to the Credit Agreement dated as of April 14, 2022, among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-37429	10.1	5/5/2023
10.10*	Sixth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan	8-K	001-37429	10.1	6/2/2023
10.11*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.12*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	8-K	001-37429	10.2	6/2/2023
10.13*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	8-K	001-37429	10.3	6/2/2023
10.14*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)	10-K	001-37429	10.34	2/12/2021
10.15*	Form of Expedia Group, Inc. Stock Option Agreement	10-Q	001-37429	10.2	5/3/2019
10.16*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement	10-K/A	001-37429	10.64	4/29/2020
10.17*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement	10-K/A	001-37429	10.65	4/29/2020

10.18*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.19*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.20*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.21*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.22*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Performance-Based Options)		10-Q	001-37429	10.6	4/27/2018
10.23*	Stock Option Agreement between Robert Dzielak and Expedia, Inc., effective March 2, 2018 (Cliff Vest Options)		10-Q	001-37429	10.7	4/27/2018
10.24*	Employment Agreement between Peter Kern and Expedia, Inc., effective February 25, 2021		8-K	001-37429	10.1	2/26/2021
10.25*	Stock Option Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.2	2/26/2021
10.26*	Restricted Stock Unit Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.3	2/26/2021
10.27*	Employment Agreement between Julie Whalen and Expedia, Inc., dated September 13, 2022		8-K	001-37429	10.2	9/14/2022
10.28*	Employment Agreement between Ariane Gorin and Expedia, Inc., effective February 7, 2024		8-K	001-37429	10.1	2/8/2024
10.29*	Employment Agreement Between Scott Schenkel and Expedia, Inc., effective December 18, 2024		8-K	001-37429	10.1	12/19/2024
19	Expedia Group, Inc. Securities Trading Policy	X
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
97	Expedia Group, Inc. Incentive Compensation Clawback Policy, dated September 13, 2023		10-K	001-37429	97	2/8/2024

99.1	Order and Final Judgment, entered January 19, 2022		10-K	001-37429	99.1	2/10/2022
99.2	Stipulation of Compromise and Settlement, dated November 2, 2021		10-K	001-37429	99.2	2/10/2022
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ ARIANE GORIN
Ariane Gorin Chief Executive Officer
February 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 2025.

Signature	Title

/s/ ARIANE GORIN	Chief Executive Officer and Director
Ariane Gorin	(Principal Executive Officer)

/s/ JULIE WHALEN	Chief Financial Officer
Julie Whalen	(Principal Financial Officer)

/s/ LANCE SOLIDAY	Senior Vice President, Chief Accounting Officer
Lance Soliday	(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ MOINA BANERJEE	Director
Moina Banerjee

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ HENRIQUE DUBUGRAS	Director
Henrique Dubugras

/s/ CRAIG JACOBSON	Director
Craig Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ PATRICIA MENENDEZ CAMBO	Director
Patricia Menendez Cambo

/s/ ALEX VON FURSTENBERG	Director
Alex von Furstenberg

/s/ ALEXANDR WANG	Director
Alexandr Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2025 expressed an unqualified opinion thereon.

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

One Key Loyalty Program
Description of the Matter
As discussed in Note 2 of the financial statements, travelers enrolled in loyalty programs earn rewards with each eligible booking made which can be redeemed for free or discounted future bookings. Member consideration is allocated between travel services and rewards earned in the loyalty programs. The Company defers the relative standalone selling price of earned rewards, net of rewards not expected to be redeemed (known as “breakage”), as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. To estimate the relative standalone selling price for rewards, the Company considers the stated redemption value per reward dictated by the terms of the loyalty programs and then estimates the future breakage of rewards based on statistical modeling techniques using historical member activity. The deferred loyalty rewards balance, net of amounts paid to the travel supplier, is recognized as revenue when the travel service purchased with the loyalty reward is satisfied.

Auditing the Company’s One Key deferred loyalty rewards program ("One Key") balance is especially complex and judgmental due to significant measurement uncertainty in determining the expected future breakage of rewards. Management uses statistical modeling techniques to estimate future breakage based on historical member activity. The amount of member consideration allocated to the rewards earned is sensitive to the expected future breakage assumption.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over Management’s review of the statistical modeling techniques and resulting breakage estimates for One Key deferred loyalty rewards. We also tested controls over the completeness and accuracy of member activity data used in the breakage estimate analyses. This included controls over the Company’s systems and the application controls involved in the process to track One Key loyalty reward member activity.

To test the One Key deferred loyalty rewards balance, we performed audit procedures that included, among others, involving our actuarial specialists to assist us in assessing the methods used by Management and to develop an independent actuarial estimate of a reasonable range of breakage rates. We then compared this reasonable range of breakage rates to the Company’s estimates. Additionally, we tested the completeness and accuracy of the member activity data used by our actuarial specialists in their breakage analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Seattle, Washington
February 6, 2025

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(In millions, except for per share data)
Revenue	$13,691	$12,839	$11,667
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,443	1,573	1,657
Selling and marketing - direct	6,846	6,107	5,428
Selling and marketing - indirect (1)	781	756	672
Technology and content (1)	1,314	1,358	1,181
General and administrative (1)	805	771	748
Depreciation and amortization	838	807	792
Impairment of goodwill	—	297	—
Impairment of intangible assets	147	129	81
Legal reserves, occupancy tax and other	118	8	23
Restructuring and related reorganization charges (1)	80	—	—
Operating income	1,319	1,033	1,085
Other income (expense):
Interest income	235	207	60
Interest expense	(246)	(245)	(277)
Gain on debt extinguishment, net	—	—	49
Other, net	234	23	(379)
Total other income (expense), net	223	(15)	(547)
Income before income taxes	1,542	1,018	538
Provision for income taxes	(318)	(330)	(195)
Net income	1,224	688	343
Net loss attributable to non-controlling interests	10	109	9
Net income attributable to Expedia Group, Inc.	$1,234	$797	$352
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$9.39	$5.50	$2.24
Diluted	8.95	5.31	2.17
Shares used in computing earnings per share (000's):
Basic	131,432	144,967	156,672
Diluted	137,919	150,228	161,751
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$12	$14	$14
Selling and marketing	81	79	67
Technology and content	154	138	111
General and administrative	203	182	182
Restructuring and related reorganization charges	8	—	—
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2024	2023	2022
	(In millions)
Net income	$1,224	$688	$343
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	(28)	27	(106)
Other comprehensive income (loss), net of tax	(28)	27	(106)
Comprehensive income	1,196	715	237
Less: Comprehensive loss attributable to non-controlling interests	(15)	(107)	(30)
Comprehensive income attributable to Expedia Group, Inc. common stockholders	$1,211	$822	$267
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,183	$4,225
Restricted cash and cash equivalents	1,391	1,436
Short-term investments	300	28
Accounts receivable, net of allowance of $55 and $46	3,213	2,786
Income taxes receivable	39	47
Prepaid expenses and other current assets	689	708
Total current assets	9,815	9,230
Property and equipment, net	2,413	2,359
Operating lease right-of-use assets	305	357
Long-term investments and other assets	1,698	1,238
Deferred income taxes	496	586
Intangible assets, net	817	1,023
Goodwill	6,844	6,849
TOTAL ASSETS	$22,388	$21,642
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,031	$2,041
Accounts payable, other	1,039	1,077
Deferred merchant bookings	8,517	7,723
Deferred revenue	164	164
Income taxes payable	51	26
Accrued expenses and other current liabilities	766	752
Current maturities of long-term debt	1,043	—
Total current liabilities	13,611	11,783
Long-term debt, excluding current maturities	5,223	6,253
Deferred income taxes	19	33
Operating lease liabilities	265	314
Other long-term liabilities	471	473
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 287,509 and 282,149; Shares outstanding: 123,271 and 131,522
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,043	15,398
Treasury stock — Common stock and Class B, at cost, Shares: 171,515 and 157,903	(14,856)	(13,023)
Retained earnings (deficit)	602	(632)
Accumulated other comprehensive income (loss)	(232)	(209)
Total Expedia Group, Inc. stockholders’ equity	1,557	1,534
Non-redeemable non-controlling interest	1,242	1,252
Total stockholders’ equity	2,799	2,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,388	$21,642
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	274,660,725	$—	12,799,999	$—	$14,229	131,812,764	$(10,262)	$(1,761)	$(149)	$1,495	$3,552
Net income (loss)								352		(9)	343
Other comprehensive income (loss), net of taxes									(85)	(21)	(106)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,603,510	—			131						131
Treasury stock activity related to vesting of equity instruments						768,173	(107)				(107)
Common stock repurchases						5,202,492	(500)				(500)
Other changes in ownership of non-controlling interests					24					(20)	4
Stock-based compensation expense					411						411
Balance as of December 31, 2022	278,264,235	—	12,799,999	—	14,795	137,783,429	(10,869)	(1,409)	(234)	1,445	3,728
Net income (loss)								797		(109)	688
Other comprehensive income, net of taxes									25	2	27
Proceeds from exercise of equity instruments and employee stock purchase plans	3,884,341	—			101						101
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						973,946	(106)				(106)
Common stock repurchases						19,145,610	(2,031)				(2,031)
Other changes in ownership of non-controlling interests					16					(86)	(70)
Stock-based compensation expense					474						474
Other					19	—	(17)	(20)			(18)
Balance as of December 31, 2023	282,148,576	—	12,799,999	—	15,398	157,902,985	(13,023)	(632)	(209)	1,252	2,786
Net income (loss)								1,234		(10)	1,224
Other comprehensive loss, net of taxes									(23)	(5)	(28)
Proceeds from exercise of equity instruments and employee stock purchase plans	5,360,219	—			116						116
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						1,539,783	(206)				(206)
Common stock repurchases						12,071,915	(1,616)				(1,616)
Other changes in ownership of non-controlling interests					—			—		5	5
Stock-based compensation expense					531						531
Other					—	—	(11)	—			(11)
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
 See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(In millions)
Operating activities:
Net income	$1,224	$688	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	781	748	704
Amortization of stock-based compensation	458	413	374
Amortization of intangible assets	57	59	88
Impairment of goodwill and intangible assets	147	426	81
Deferred income taxes	74	62	70
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	95	(16)	128
Realized (gain) loss on foreign currency forwards, net	40	—	78
(Gain) loss on minority equity investments, net	(289)	(16)	345
(Gain) loss on debt extinguishment, net	—	—	(49)
Other	79	55	17
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(467)	(741)	(838)
Prepaid expenses and other assets	67	98	55
Accounts payable, merchant	(10)	332	375
Accounts payable, other, accrued expenses and other liabilities	(11)	101	194
Tax payable/receivable, net	46	(91)	11
Deferred merchant bookings	794	572	1,464
Net cash provided by operating activities	3,085	2,690	3,440
Investing activities:
Capital expenditures, including internal-use software and website development	(756)	(846)	(662)
Purchases of investments	(549)	(28)	(60)
Sales and maturities of investments	78	49	205
Proceeds from initial exchange of cross-currency interest rate swaps	—	—	337
Payments for initial exchange of cross-currency interest rate swaps	—	—	(337)
Other, net	(35)	25	(63)
Net cash used in investing activities	(1,262)	(800)	(580)
Financing activities:
Payment of long-term debt	—	—	(2,141)
Debt extinguishment costs	—	—	(22)
Purchases of treasury stock	(1,839)	(2,137)	(607)
Proceeds from exercise of equity awards and employee stock purchase plan	116	101	131
Other, net	(22)	(60)	15
Net cash used in financing activities	(1,745)	(2,096)	(2,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(165)	16	(190)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(87)	(190)	46
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	5,661	5,851	5,805
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$5,574	$5,661	$5,851
Supplemental cash flow information
Cash paid for interest	$231	$231	$291
Income tax payments, net	184	281	102
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Organization and Basis of Presentation
Description of Business
Expedia Group, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad as well as various media and advertising offerings to travel and non-travel advertisers. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, including our three core consumer brands of Expedia®, Hotels.com®, and Vrbo® as well as trivago®, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Accounting Estimates
We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and transactional taxes, such as potential settlements related to occupancy and excise taxes; loss contingencies; deferred loyalty rewards; stock-based compensation; accounting for derivative instruments and provisions for credit losses, and chargebacks.

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
Refer to NOTE 17 — Segment Information for revenue by business model and service type.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $319 million as of December 31, 2024 and $365 million as of December 31, 2023.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2023, $6.9 billion of advance cash payments was reported within deferred merchant bookings, $5.8 billion of which was recognized resulting in $917 million of revenue during the year ended December 31, 2024 with the remainder primarily consisting of cancellations during the year. At December 31, 2024, the related balance was $7.6 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn rewards for each eligible booking made which can be redeemed for free or discounted future bookings. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages, car rentals, flights and cruises made on the U.S. and U.K. points of sale on Brand Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside the U.S. and U.K. and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. Expedia Rewards also continues to be offered outside the U.S. and U.K. and enables participating travelers to earn points on all hotel, flight, package and activities made on various international Brand Expedia websites. As travelers accumulate rewards towards free travel products, we defer the relative standalone selling price of earned rewards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which rewards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the rewards, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2023, $871 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2024. At December 31, 2024, the related balance was $937 million.
Deferred Revenue. Deferred revenue primarily consists of unearned subscription revenue as well as deferred advertising revenue. At December 31, 2023, $164 million was recorded as deferred revenue, $131 million of which was recognized as revenue during the year ended December 31, 2024. At December 31, 2024, the related balance was $164 million.

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
Cash, Restricted Cash, and Cash Equivalents
Our cash and cash equivalents include cash and liquid financial instruments, including term deposit investments, certificates of deposits, and money market funds with maturities of three months or less when purchased. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to certain traveler deposits and, to a lesser extent, collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$4,183	$4,225
Restricted cash and cash equivalents	1,391	1,436
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$5,574	$5,661
Short-term and Long-term Investments
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Investments, other than minority equity investments, classified as available-for-sale are recorded at fair value with unrealized holding gains and losses recorded, net of tax, as a component of accumulated other comprehensive income ("OCI"). Realized gains and losses from the sale of available-for-sale investments, if any, are determined on a specific identification basis. We review our available-for-sale securities on a regular basis for impairment. For available-for-sale securities in unrealized loss positions, we determine whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if we neither intend to sell nor anticipate that it is more likely than not that we will be required to sell prior to recovery of the amortized cost basis. We consider factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. Investments with remaining maturities of less than one year are classified within short-term investments. All other investments are classified within long-term investments and other assets.
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
Income Taxes
We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities for each temporary difference are recorded based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense.
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent earnings by jurisdiction, expectations of future taxable income, the tax attribute carryforward periods, as well as other relevant factors. We may record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we must make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. All deferred income taxes are classified as long-term on our consolidated balance sheets.
We account for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the tax authority, including resolution of any appeals or litigation, based on the technical merits of the position. If the tax position meets the more likely than not criteria, the tax benefit greater than 50% likely to be realized upon settlement with the tax authority is recognized in the financial statements.
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
At December 31, 2024 and 2023, our derivative instruments primarily consisted of foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net and present associated cash flows within investing activities on the statement of cash flows. We do not hold or issue financial instruments for speculative or trading purposes.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2024, 2023 and 2022, our advertising expense was $4.0 billion, $3.8 billion and $3.9 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a four-year period, but may accelerate in certain circumstances. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term generally on a straight-line basis, but at least equal to the portion of the grant-date fair value of the award that is vested at that date. In addition, we have a limited number of market-based stock units and performance-based stock units (collectively referred to as "PSUs"). For market-based awards, we calculated the fair value using a Monte Carlo valuation model. For performance-based awards, we determine the grant-date fair value to be the quoted price of our common stock at the date of grant. The fair value, net of actual forfeitures, is amortized as stock-based compensation over the vesting term, generally a two or three year period, on an accelerated basis. The number of shares that ultimately vest depends on achieving certain performance metrics or performance goals, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
Stock Options. Our employee stock options consist of service based awards. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes. We amortize the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. In addition, we classify certain employee option awards as liabilities when we deem it not probable that the employees holding the awards will bear the risk and rewards of stock ownership for a reasonable period of time. Such options are revalued at the end of each reporting period and upon settlement our total compensation expense recorded from grant date to settlement date will equal the settlement amount. All outstanding options are fully vested as of December 31, 2024.

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
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of term deposits as well as bank (both interest and non-interest bearing) account balances denominated in U.S. dollars, Canadian dollar, Euros, British pound, Indian Rupee, Brazilian real, South Korean Won, Australian dollar and Japanese Yen.
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
Recently Adopted Accounting Policies
As of January 1, 2024, we adopted the new guidance related to the disclosure and presentation requirements of reportable segments. The new guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. See NOTE 17 — Segment Information for the added disclosures.
Recent Accounting Policies Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued new guidance to improve its income tax disclosure requirements. Under the new guidance, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. We will incorporate the new guidance in our tax disclosures in our consolidated financial statements for the fiscal year ended December 31, 2025.
In November 2024, the FASB issued new guidance expanding disclosure requirements related to certain income statement expenses. The guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

NOTE 3 — Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$113	$113	$—
Term deposits and certificates of deposit	163	—	163
Commercial paper	2	—	2
Derivatives:
Cross-currency interest rate swaps	25	—	25
Investments:
Equity investments	895	895	—
Corporate debt securities	354	—	354
U.S. treasury securities	70	—	70
Asset-backed securities	62	—	62
Term deposits and certificates of deposit	3	—	3
U.S. agency securities	8	—	8
Non-U.S. government securities	3	—	3
Commercial paper	2	—	2
Total assets	$1,700	$1,008	$692

Liabilities
Derivatives:
Foreign currency forward contracts	$2	$—	$2

Financial assets measured at fair value on a recurring basis as of December 31, 2023 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$168	$168	$—
Term deposits	71	—	71
Derivatives:
Cross-currency interest rate swaps	8	—	8
Investments:
Term deposits	28	—	28
Equity investments	584	584	—
Total assets	$859	$752	$107
Liabilities
Derivatives:
Foreign currency forward contracts	$9	$—	$9
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
As of December 31, 2024 and 2023, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, and money market funds with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, all of which are classified as available-for-sale. As of December 31, 2024, we had $300 million of short-term and $202 million of long-term available-for-sale investments, which generally mature within four years. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of less than $1 million. We review our debt securities on a regular basis for impairment. During 2024, we did not recognize an allowance for credit-related losses on any of our investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2024, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $3.9 billion. As of December 31, 2024 and 2023, we had net forward liability of $2 million ($42 million gross forward liability) and $9 million ($28 million gross forward liability) recorded in accrued expenses and other current liabilities. We recorded $33 million, $24 million and $66 million in net losses from foreign currency forward contracts in 2024, 2023 and 2022.
On March 2, 2022, we entered into two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million, and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was an $25 million asset as of December 31, 2024 and a $8 million asset as of December 31, 2023, recorded in long-term investments and other assets. The gain recognized in interest expense was $5 million during the years ended December 31, 2024, 2023 and 2022.
Our equity investments include our marketable equity investment in Despegar, a publicly traded company, which is included in long-term investments and other assets in our consolidated balance sheets. During the years ended December 31, 2024, 2023, and 2022, we recognized gains (losses) of approximately $94 million, $42 million and $(45) million, respectively, within other, net in our consolidated statements of operations related to the fair value changes of this equity investments.
In connection with our disposition of Egencia (our former corporate travel arm) in 2021, we became an indirect holder of minority interest in GBT JerseyCo Ltd. (“GBT”), doing business as American Express Global Business Travel, and entered into a 10-year lodging supply agreement. In May 2022, GBT completed a deSPAC business combination with Apollo Strategic Growth Capital. This combination resulted in a newly publicly traded company, Global Business Travel Group, Inc. (“GBTG”), which together with GBT’s pre-combination shareholders owned all of GBT. Post combination, we had minority ownership interest in GBT and a commensurate voting interest in GBTG. In July 2023, GBTG simplified its organizational structure, and we exchanged our previously held GBT shares for an equal number of GBTG shares with no change to our ownership interest. Our previous GBT shares were exchangeable on a 1:1 basis for GBTG shares, and as such, we valued our investment based on the GBTG’s share price. As of December 31, 2024 and 2023, we have an approximately 16% ownership interest in GBTG. During the years ended December 31, 2024, 2023, and 2022, we recognized gains (losses) of approximately $217 million, $(26) million and $(300) million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
Assets Measured at Fair Value on a Non-recurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value when an impairment charge is recognized or the underlying investment is sold. Such fair value measurements are based predominately on Level 3 inputs. We measure our minority investments that do not have readily determinable fair values at cost less impairment, adjusted by observable price changes with changes recorded within other, net on our consolidated statements of operations.
Goodwill. During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment. This impairment charge resulted from trivago’s strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability. As a result, we concluded that sufficient indicators existed that to require us to perform an interim quantitative assessment of goodwill for our trivago segment as of September 30, 2023, in which we compared the fair value of the reporting unit to its carrying value. The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and considered the weakening of operating results, and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in the third quarter of 2023. As of December 31, 2023, our trivago segment had no goodwill remaining.
Intangible Assets. During 2024, we recognized intangible asset impairment charges of $147 million related to indefinite-lived trade names, of which $114 million related to our B2C segment and $33 million related to our trivago segment. The B2C indefinite-lived trade name impairment charges were recorded during the fourth quarter of 2024 as part of our annual impairment test and resulted from changes in estimated future revenues of one of our B2C brands. The trivago indefinite-lived trade name impairment charge was recognized during the third quarter of 2024 and resulted from a decline in trivago revenue in the current year as well as trivago’s share price decline, which reduced its total market capitalization relative to its net assets. These indefinite-lived trade name assets were classified as Level 3 measurements and valued using the relief-from-royalty method, which included unobservable inputs, including projected revenues, weighted average cost of capital and royalty rates. The royalty rates for our impairments in 2024 ranged from 2.5% to 4%.
During 2023, we recognized intangible asset impairment charges of $129 million related to indefinite-lived trade names that resulted from changes in estimated future revenues of the related brands, of which $114 million related to our B2C segment and $15 million related to our trivago segment. The royalty rates for our impairments ranged from 3% to 4%. During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment that resulted from changes in the weighted average cost of capital.
Minority Investments without Readily Determinable Fair Values. As of December 31, 2024 and 2023, the carrying values of our minority investments without readily determinable fair values totaled $293 million and $330 million. During 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. In addition, during 2024, we recorded $22 million of losses related to a minority investment, resulting from a valuation using an option pricing model that utilizes judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During 2023 and 2022, we had no material gains or losses recognized related to these minority investments. As of December 31, 2024, total cumulative adjustments made to the initial cost basis of these investments included $127 million in unrealized downward adjustments (including impairments).
NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2024	2023
	(In millions)
Capitalized software development	$3,373	$3,290
Computer equipment	170	202
Furniture and other equipment	115	113
Buildings and leasehold improvements	1,227	1,222
Land	146	146
	5,031	4,973
Less: accumulated depreciation	(2,814)	(2,765)
Projects in progress	196	151
Property and equipment, net	$2,413	$2,359
As of December 31, 2024 and 2023, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $1.1 billion and $999 million. For the years ended December 31, 2024, 2023 and 2022, we recorded amortization of capitalized software development costs of $671 million, $642 million and $597 million included in depreciation and amortization expense.
As of December 31, 2024, 2023 and 2022, we had $2 million, $5 million and $26 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.

NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 13 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $85 million, $97 million and $99 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$80	$92	$96
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	22	86	75
Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Operating lease right-of-use assets	$305	$357

Current lease liabilities, included within Accrued expenses and other current liabilities	$63	$66
Long-term lease liabilities, included within Operating lease liabilities	265	314
Total operating lease liabilities	$328	$380

Weighted average remaining lease term	6.2 years	6.9 years
Weighted average discount rate	4.2%	4.1%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2025	$74
2026	68
2027	63
2028	56
2029	47
2030 and thereafter	63
Total lease payments	371
Less: imputed interest	(43)
Total	$328

NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In millions)
Goodwill	$6,844	$6,849
Intangible assets with indefinite lives	763	912
Intangible assets with definite lives, net	54	111
	$7,661	$7,872
Impairment Assessments. We perform our annual assessment of possible impairment of goodwill and indefinite-lived intangible assets as of October 1, or more frequently if events and circumstances indicate that an impairment may have occurred.
During the third quarter of 2024, we recognized intangible impairment charges of $33 million related to an indefinite-lived trade name within our trivago segment that resulted from a decline in revenue in the current year as well as trivago's share price decline, which reduced its total market capitalization relative to its net assets. In addition, during our annual assessment of goodwill and intangible assets during the fourth quarter of 2024, we recognized intangible impairment charges of $114 million related to an indefinite-lived trade name within our B2C segment.
During 2023, due to a strategic shift at trivago, which included intensifying its brand marketing investments with an anticipated decrease in profitability, in addition to our annual assessment, we deemed it necessary to perform an interim assessment of goodwill and intangible assets. As a result of the assessment during the third quarter of 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment as well as intangible impairment charges of $15 million related to indefinite-lived trade name within our trivago segment. In addition, during the fourth quarter of 2023, we recognized intangible impairment charges of $114 million related to indefinite-lived trade names within our B2C segment.
During 2022, we recognized intangible impairment charges of $81 million related to an indefinite-lived trade name within our trivago segment.
Goodwill. The following table presents the changes in goodwill by reportable segment:

	B2C	B2B	trivago	Total
	(In millions)
Balance as of December 31, 2022	$6,433	$412	$298	$7,143
Impairment charges	—	—	(297)	(297)
Foreign exchange translation and other	3	1	(1)	3
Balance as of December 31, 2023	6,436	413	—	6,849
Foreign exchange translation and other	(3)	(2)	—	(5)
Balance as of December 31, 2024	$6,433	$411	$—	$6,844
As of December 31, 2024 and 2023, accumulated goodwill impairment losses in total were $3.6 billion, of which $3.0 billion was associated with our B2C segment, $537 million was associated with our trivago segment and $14 million was associated with our B2B segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.

Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$380	$(369)	$11	$382	$(353)	$29
Supplier relationships	475	(474)	1	480	(471)	9
Domain names	166	(145)	21	167	(131)	36
Other	648	(627)	21	689	(652)	37
Total	$1,669	$(1,615)	$54	$1,718	$(1,607)	$111
Amortization expense was $57 million, $59 million and $88 million for the years ended December 31, 2024, 2023 and 2022. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2024, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2025	$38
2026	12
2027	4
Total	$54

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2024	2023
	(In millions)
6.25% senior notes due 2025	$1,043	$1,039
5.0% senior notes due 2026	749	748
0% convertible senior notes due 2026	996	993
4.625% senior notes due 2027	747	746
3.8% senior notes due 2028	997	996
3.25% senior notes due 2030	1,240	1,238
2.95% senior notes due 2031	494	493
Total debt(1)	$6,266	$6,253
Current maturities of long-term debt	(1,043)	—
Long-term debt, excluding current maturities	$5,223	$6,253
___________________________________
(1)Net of applicable discounts and debt issuance costs.
Outstanding Debt
Senior Notes Outstanding. In prior years, we issued the following senior notes, which are still outstanding as of December 31, 2024:
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
•$750 million of registered senior unsecured notes that are due in February 2026 that bear interest at 5.0% (the “5.0% Notes”). The 5.0% Notes were issued at 99.535% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year. We may redeem the 5.0% Notes at our option at any time in whole or from time to time in part. If we elect to redeem the 5.0% Notes prior to November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest, plus a “make-

whole” premium. If we elect to redeem the 5.0% Notes on or after November 12, 2025, we may redeem them at a redemption price of 100% of the principal plus accrued interest.
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
•$500 million of senior unsecured notes that are due in March 2031 and bear interest at 2.95% (the "2.95% Notes"). The 2.95% Notes were issued at a price of 99.081% of the aggregate principal amount. Interest is payable semi-annually in arrears in March and September of each year and the interest rate is subject to adjustment based on certain ratings events. We may redeem some or all of the 2.95% Notes at any time prior to December 15, 2030 by paying a “make-whole” premium plus accrued and unpaid interest, if any. We may redeem some or all of the 2.95% Notes on or after December 15, 2030 at par plus accrued and unpaid interest, if any.
All of our outstanding senior notes (collectively the "Senior Notes") are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $73 million as of both December 31, 2024 and 2023.
Convertible Notes Outstanding. The net carrying amount of the Convertible Notes as of December 31, 2024 and 2023 was $996 million and $993 million, respectively, which reflects the $1 billion in principal less unamortized debt issuance costs of $4 million and $7 million, respectively. Interest expense related to the amortization of the debt issuance costs for the Convertible Notes was $3 million during both of the years ended December 31, 2024 and 2023.
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
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.1 billion as of both December 31, 2024 and 2023. Additionally, the estimated fair value of the Convertible Notes was $997 million and $953 million as of December 31, 2024 and 2023. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
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
Credit Facility
As of December 31, 2024 and 2023, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of December 31, 2024 and 2023, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group's credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group's credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on

Expedia Group's credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of December 31, 2024 and 2023, there was $45 million and $40 million of outstanding stand-by LOCs issued under the facility.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation on a pre-tax and/or Roth basis. Employees may also contribute up to 10% after-tax, not to exceed 60% of pay and not more than statutory limits. Expedia Group makes matching contributions in an amount equal to 50% of participant 401(k) contributions up to the first 6% of their compensation each payroll period. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $69 million, $72 million and $63 million for the years ended December 31, 2024, 2023 and 2022.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards, such as PSUs, to directors, officers, employees and consultants. As of December 31, 2024, we had approximately nine million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2023	8,073	$123.24
Granted	3,927	137.27
Vested	(4,268)	134.85
Cancelled	(1,020)	121.65
Balance as of December 31, 2024	6,712	124.31
The following table presents a summary of PSU activity:

	PSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued as of December 31, 2023	277	$99.84
Granted	285	133.33
Performance Shares Adjustment(1)	10	118.53
Vested	(37)	192.05
Cancelled	(189)	125.05
Shares probable to be issued as of December 31, 2024(1)	346	99.88
___________________________________
(1)Outcome for vested market-based awards is updated based upon achievement of certain stock price growth rate targets of the Company’s common stock. Probable outcome for unvested market-based awards is based upon achievement of certain stock price growth rate targets of the Company’s common stock as of December 31, 2024. Probable outcome for unvested performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.
The total market value of RSU and PSU shares vested during the years ended December 31, 2024, 2023 and 2022 was $578 million, $316 million and $336 million.
The following table summarizes the estimated vesting, as of December 31, 2024, of PSUs granted in 2024, 2023 and 2022,

net of forfeiture and vesting since the respective grant dates:

	By Grant Year
Performance Stock Units	2024	2023	2022	Total	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued	—	346	—	346	$99.88
Shares that could be issued if maximum performance thresholds are met	494	346	153	993	135.45
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of December 31, 2023	3,211	$143.42
Exercised	(781)	109.14
Cancelled	(38)	126.34
Balance as of December 31, 2024	2,392	154.61	1.6	$76
Exercisable as of December 31, 2024	2,392	154.61	1.6	76
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2024, based on our closing stock price of $186.33 as of the last trading date in 2024. The total intrinsic value of stock options exercised was $33 million, $9 million and $89 million for the years ended December 31, 2024, 2023 and 2022.
There were no options granted during 2024, 2023 or 2022.
In 2024, 2023 and 2022, we recognized total stock-based compensation expense of $458 million, $413 million and $374 million. The total income tax benefit related to stock-based compensation expense was $152 million, $88 million and $106 million for 2024, 2023 and 2022. We capitalized $81 million, $71 million and $54 million of stock-based compensation expense associated with the cost of developing internal-use software in 2024, 2023 and 2022.
Cash received from stock-based award exercises for the years ended December 31, 2024, 2023 and 2022 was $67 million, $60 million and $98 million, respectively. Total current income tax benefits during the years ended December 31, 2024, 2023 and 2022 associated with the exercise of stock-based awards held by our employees were $24 million, $17 million and $17 million, respectively.
As of December 31, 2024, there was approximately $795 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.38 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at three-month intervals at 85% of the fair market value of the stock on the last day of each three-month period. Eligible employees were allowed to contribute up to 15% of their base compensation. During 2024, 2023 and 2022, approximately 415,000, 442,000, and 305,000 shares were purchased under this plan for an average price of $116.91, $92.56 and $109.36 per share. As of December 31, 2024, we have reserved approximately 1.0 million shares of our common stock for issuance under the ESPP.

NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
U.S.	$1,280	$935	$67
Foreign	262	83	471
Total	$1,542	$1,018	$538
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
		(In millions)
Current income tax expense:
U.S. federal	$123	$128	$17
State	30	36	6
Foreign	91	104	102
Current income tax expense	244	268	125
Deferred income tax (benefit) expense:
U.S. federal	77	75	(4)
State	18	(4)	(2)
Foreign	(21)	(9)	76
Deferred income tax (benefit) expense	74	62	70
Income tax expense	$318	$330	$195

We reduced our current income tax payable by $24 million, $17 million, and $17 million for the years ended December 31, 2024, 2023 and 2022 for tax deductions attributable to stock-based compensation.

Deferred Income Taxes
As of December 31, 2024 and 2023, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$47	$42
Deferred loyalty rewards	217	204
Net operating loss and tax credit carryforwards	130	314
Property and equipment	25	23
Capitalized research and development	391	325
Operating lease liabilities	118	130
Long-term investments	108	168
Other	59	79
Total deferred tax assets	1,095	1,285
Less valuation allowance	(176)	(244)
Net deferred tax assets	$919	$1,041
Deferred tax liabilities:
Goodwill and intangible assets	(308)	(345)
Anticipatory foreign tax credits	(17)	(16)
Operating lease ROU assets	(115)	(127)
Other	(2)	—
Total deferred tax liabilities	$(442)	$(488)
Net deferred tax assets	$477	$553
As of December 31, 2024, we had state net operating loss carryforwards (“NOLs”) of approximately $229 million and foreign NOLs of approximately $272 million. State NOLs of $68 million may be carried forward indefinitely, and state NOLs of $161 million expire at various times starting from 2025. Foreign NOLs of $175 million may be carried forward indefinitely, and foreign NOLs of $97 million expire at various times starting from 2026. As of December 31, 2024, we had tax credit carryforwards of approximately $103 million, which expire at various times starting from 2038.
As of December 31, 2024, we had a valuation allowance of approximately $176 million related to capital loss carryforwards and unrealized losses on minority investments for which it is more likely than not the tax benefits will not be realized. The valuation allowance decreased by $68 million from the amount recorded as of December 31, 2023, primarily due to a decrease in the unrealized losses on minority investments. The amount of the deferred tax asset considered realizable may be adjusted if capital gains are realized or if, in certain jurisdictions, objective negative evidence in the form of cumulative GAAP losses is no longer applicable and additional weight may be given to subjective evidence such as our projections for growth.
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

	Year Ended December 31,
	2024	2023	2022
		(In millions)
Income tax expense at the U.S. federal statutory rate of 21%	$324	$214	$113
Foreign tax rate differential	—	(27)	(75)
U.S. federal research and development credit	(48)	(52)	(40)
Excess tax benefits related to stock-based compensation	(7)	9	(17)
Nondeductible compensation	34	28	37
Unrecognized tax benefits and related interest	37	39	27
Change in valuation allowances	(67)	—	77
Return to provision true-ups	2	(44)	(11)
State taxes	32	22	3
Non-creditable foreign withholding tax	2	3	21
Non-deductible goodwill impairment	—	92	—
Divestitures and entity restructuring	—	67	65
Foreign-derived intangible income	(28)	(25)	(15)
Other, net	37	4	10
Income tax expense	$318	$330	$195
Our effective tax rate for 2024 was broadly in line with the 21% U.S. federal statutory income tax rate. Our effective tax rate for 2023 was higher than the 21% U.S. federal statutory income tax rate due to a non-deductible goodwill impairment and the TripAdvisor audit assessment discussed below, partially offset by research and experimentation credits. Our effective tax rate for 2022 was higher than the 21% U.S. federal statutory income tax rate due to valuation allowances on minority investments and nondeductible compensation, partially offset by research and experimentation credits.
Unrecognized Tax Benefits and Interest
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits and interest is as follows:

	2024	2023	2022
		(In millions)
Balance, beginning of year	$425	$379	$349
Increases to tax positions related to the current year	18	19	23
Increases to tax positions related to prior years	4	4	5
Decreases to tax positions related to prior years	(3)	—	—
Settlements during current year	(3)	(1)	(8)
Interest and penalties	27	24	10
Balance, end of year	$468	$425	$379
As of December 31, 2024, we had $468 million of gross unrecognized tax benefits, $239 million of which, if recognized, would affect the effective tax rate. As of December 31, 2023, we had $425 million of gross unrecognized tax benefits, $223 million of which, if recognized, would affect the effective tax rate. As of December 31, 2022, we had $379 million of gross unrecognized tax benefits, $213 million of which, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statement of operations. Accrued interest and penalties of $117 million and $90 million were reflected in our consolidated balance sheets as of December 31, 2024 and 2023.
The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2011 through December 31, 2020. The Company has consented to an extension of the statute of limitations, until June 30, 2026 for the 2011 through 2020 tax years. As of December 31, 2024, for the Expedia Group, Inc. and Subsidiaries group, statutes of limitations for tax years 2011 through 2023 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2007 through 2015 remain open to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
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
In 2023, TripAdvisor agreed in principle with the IRS to an assessed amount of $120 million, inclusive of interest and state tax effects, for transfer pricing adjustments with its foreign subsidiaries for the 2009 to 2011 tax years. The assessment is a tax liability for tax years when TripAdvisor was part of Expedia Group's consolidated income tax return and is covered by the indemnification pursuant to the tax sharing agreement. In May 2023, Expedia Group received from the IRS the final assessment for the 2009 through 2011 tax years related to the TripAdvisor matter. Expedia Group remitted $113 million in settlement payments to the IRS, as the primary obligor for this assessment, and received the reimbursement required from TripAdvisor in settlement of the indemnification receivable for this matter. During 2023, we recorded $67 million of additional income tax expense and a corresponding tax indemnification adjustment in other, net in our consolidated statements of operations representing the estimate of the incremental assessed payment to the IRS, including state tax effects. During 2024, we recorded an additional $6 million of income tax expense related to interest adjustments for the 2010-2011 tax years.
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
Treasury Stock
As of December 31, 2024, the Company's treasury stock was comprised of approximately 164.2 million shares of common stock and 7.3 million Class B shares. As of December 31, 2023, the Company's treasury stock was comprised of approximately 150.6 million shares of common stock and 7.3 million Class B shares.
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

Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2024	2023	2022
Number of shares repurchased	12.1 million	19.1 million	5.2 million
Average price per share	$133.85	$106.07	$96.09
Total cost of repurchases (in millions)(1)	$1,616	$2,031	$500
___________________________________
(1)Amount excludes transaction costs and the excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2024, $3.2 billion remains authorized for repurchase with no fixed termination date for the repurchases.
Accumulated Other Comprehensive Income (Loss)
The balance of accumulated OCI as of December 31, 2024 and 2023 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains at December 31, 2024 and 2023 of $19 million ($25 million before tax) and $6 million ($8 million before tax) associated with our cross-currency interest rate swaps. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both December 31, 2024 and 2023 associated with previously settled Euro-denominated notes that were designated as net investment hedges. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2024 and 2023, our ownership interest in trivago was approximately 59.5% and 60.0%.
During 2023, trivago paid a one-time extraordinary dividend totaling approximately EUR 184 million (or approximately EUR 0.53 per share), which included intercompany payments to Expedia Group as well as $78 million to third-parties included in other, net in financing activities on the consolidated statement of cash flows.
NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2024, 2023 and 2022 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2024, 2023 and 2022, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise or vesting of stock-based awards and common stock warrants using the treasury stock method, (iii) if dilutive, our Convertible Notes using the if-converted method, and (iv) other stock-based commitments.

The following table presents our basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$1,234	$797	$352
Earnings (loss) per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$9.39	$5.50	$2.24
Diluted	8.95	5.31	2.17
Weighted average number of shares outstanding (000's):
Basic	131,432	144,967	156,672
Dilutive effect of:
Convertible Notes	3,921	3,921	3,921
Stock-based awards	2,566	1,340	1,158
Diluted	137,919	150,228	161,751
For the years ended December 31, 2024, 2023 and 2022, approximately 1 million, approximately 4 million and approximately 9 million of outstanding stock-based awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. As a result, we recognized $80 million in restructuring and related reorganization charges during 2024. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $10 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2024. Based on current plans which are subject to change, we expect reorganization charges could continue under our previously announced $80 million to $100 million plan into 2025. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2024	2023	2022
	(In millions)
Foreign exchange rate losses, net	$(66)	$(85)	$(40)
Gains (losses) on minority equity investments, net	289	16	(345)
TripAdvisor tax indemnification adjustment	6	67	—
Gain on sale of businesses and investments, net	5	25	6
Total	$234	$23	$(379)
During 2024, 2023 and 2022, we had no business dispositions, but we recognized miscellaneous gains related to sales of businesses in a prior year as well as a immaterial gain on the sale of a cost method investment during 2024.

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2024:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$495	$252	$228	$15	$—
Guarantees	36	29	7	—	—
Letters of credit	50	44	6	—	—
	$581	$325	$241	$15	$—
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2024, 2023 and 2022.
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
Litigation Relating to Occupancy Taxes. One hundred three lawsuits have been filed by or against cities, counties and states involving hotel occupancy and other taxes. Two lawsuits are currently active. These lawsuits are in various stages and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. To date, forty-nine of these lawsuits have been dismissed. Some of these dismissals have been without prejudice and, generally, allow the governmental entity or entities to seek administrative remedies prior to pursuing further litigation. Thirty-four dismissals were based on a finding that we and the other defendants were not subject to the local tax ordinance or that the local government lacked standing to pursue its claims. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $3 million and $46 million as of December 31, 2024 and 2023. The reserve balance decreased $43 million as of December 31, 2024 due to the favorable resolution of two cases during the year. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
We are in various stages of inquiry or audit with various tax authorities, some of which may impose a pay-to-play requirement to challenge an adverse inquiry or audit result in court.
Matters Relating to International VAT. We are in various stages of inquiry or audit in multiple European Union jurisdictions regarding the application of VAT to our European Union related transactions. While we believe we comply with applicable VAT laws, rules and regulations in the relevant jurisdictions, the tax authorities may determine that we owe additional taxes.
During the third quarter of 2024, we entered into discussions with Italian tax authorities to resolve matters raised in an audit of the 2016 to 2022 tax years regarding the Company’s purported Italian VAT obligations. In the third quarter of 2024, we recorded a reserve for the potential settlement of these matters, consistent with applicable accounting principles and in light of facts and circumstances at that time, in the amount of $92 million. While we continue to believe Expedia Group is compliant with Italian tax laws, on November 21, 2024, we reached an agreement with the Italian tax authorities and paid $71 million for tax years 2016 to 2022. We are in ongoing discussions with the Italian tax authorities to resolve VAT claims related to subsequent years. In the fourth quarter of 2024, we increased the legal reserve by $15 million. Our settlement reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. Changes to this settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
NOTE 16 — Related Party Transactions
IAC Inc.
The Company and IAC are related parties because Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. At December 31, 2024, each of Expedia Group and IAC has a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and IAC each have a 50% ownership interest. The Company and IAC have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company’s respective usage of the aircraft, for which they are separately billed by the entity described above. We share equally in fixed and nonrecurring costs for the aircraft; direct operating costs are pro-rated based on actual usage. Another aircraft that had previously been jointly-owned by the companies was sold in November 2022, with each company receiving 50% of the $19 million in net sale proceeds.
In addition, we have agreements pursuant to which we may use additional aircraft owned by a subsidiary of IAC on a cost basis. Total payments made to this entity by the Company were not material.
As of December 31, 2024 and 2023, the net basis in our ownership interest in the aircrafts then jointly-owned was $40 million and $43 million, respectively, recorded in long-term investments and other assets. In 2024, 2023 and 2022, operating and maintenance costs paid directly to the jointly-owned subsidiary for the aircraft were not material.

NOTE 17 — Segment Information
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
Our chief operating decision makers ("CODMs") are our Chief Executive Officer and our Chairman. We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our B2C and B2B segments includes allocations of certain expenses, primarily related to our global travel supply organization and the majority of costs from our product and technology platform, as well as facility costs and the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in Corporate and Eliminations. Our allocation methodology is periodically evaluated and may change.
Our CODMs use Adjusted EBITDA to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODMs consider budget-to-actual variances on a monthly basis using Adjusted EBITDA when making decisions about allocating capital and personnel to the segments. The CODMs also use Adjusted EBITDA to assess the performance for each segment and in the compensation of certain employees.
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

The following tables present our segment information for 2024, 2023 and 2022. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,274	$4,102	$315	$—	$13,691
Intersegment revenue	—	—	184	(184)	—
Revenue	$9,274	$4,102	$499	$(184)	$13,691
Less: (1)
Cost of revenue	1,296	117	16
Selling and marketing - direct	4,157	2,489	384	(184)
Other segment items (2)	1,387	468	88	539
Adjusted EBITDA	$2,434	$1,028	$11	$(539)	$2,934
Depreciation	(526)	(145)	(5)	(105)	(781)
Amortization of intangible assets	—	—	—	(57)	(57)
Impairment of intangible assets	—	—	—	(147)	(147)
Stock-based compensation	—	—	—	(458)	(458)
Legal reserves, occupancy tax and other	—	—	—	(118)	(118)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(72)	(72)
Realized (gain) loss on revenue hedges	22	(4)	—	—	18
Operating income (loss)	$1,930	$879	$6	$(1,496)	1,319
Other income, net					223
Income before income taxes					1,542
Provision for income taxes					(318)
Net income					1,224
Net loss attributable to non-controlling interests					10
Net income attributable to Expedia Group, Inc.					$1,234

	Year ended December 31, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,113	$3,388	$338	$—	$12,839
Intersegment revenue	—	—	187	(187)	—
Revenue	$9,113	$3,388	$525	$(187)	$12,839
Less: (1)
Cost of revenue	1,375	163	17
Selling and marketing - direct	3,944	1,990	360	(187)
Other segment items (2)	1,469	437	92	499
Adjusted EBITDA	$2,325	$798	$56	$(499)	$2,680
Depreciation	(526)	(113)	(5)	(104)	(748)
Amortization of intangible assets	—	—	—	(59)	(59)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(129)	(129)
Stock-based compensation	—	—	—	(413)	(413)
Legal reserves, occupancy tax and other	—	—	—	(8)	(8)
Realized (gain) loss on revenue hedges	11	(4)	—	—	7
Operating income (loss)	$1,810	$681	$51	$(1,509)	1,033
Other expense, net					(15)
Income before income taxes					1,018
Provision for income taxes					(330)
Net income					688
Net loss attributable to non-controlling interests					109
Net income attributable to Expedia Group, Inc.					$797

	Year ended December 31, 2022
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$8,741	$2,546	$380	$—	$11,667
Intersegment revenue	—	—	181	(181)	—
Revenue	$8,741	$2,546	$561	$(181)	$11,667
Less: (1)
Cost of revenue	1,381	243	17
Selling and marketing - direct	3,886	1,381	342	(181)
Other segment items (2)	1,350	323	89	487
Adjusted EBITDA	$2,124	$599	$113	$(487)	$2,349
Depreciation	(509)	(85)	(8)	(102)	(704)
Amortization of intangible assets	—	—	—	(88)	(88)
Impairment of intangible assets	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	(374)	(374)
Legal reserves, occupancy tax and other	—	—	—	(23)	(23)
Realized (gain) loss on revenue hedges	2	4	—	—	6
Operating income (loss)	$1,617	$518	$105	$(1,155)	1,085
Other expense, net					(547)
Income before income taxes					538
Provision for income taxes					(195)
Net income					343
Net loss attributable to non-controlling interests					9
Net income attributable to Expedia Group, Inc.					$352
___________________________________

(1)     The significant expense categories and amounts align with the segment-level information that is regularly provided to    the CODMs, exclusive of stock-based compensation. Intersegment expenses are included within the amounts shown.
(2)     Other segment items for each reportable segment primarily includes selling and marketing - indirect, technology and content and general and administrative expenses as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue for our B2C and B2B segments.

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Business Model
Merchant	$9,439	$8,818	$7,762
Agency	3,169	3,075	2,994
Advertising, media and other	1,083	946	911
Total revenue	$13,691	$12,839	$11,667
Service Type
Lodging	$10,950	$10,264	$8,905
Air	428	410	362
Advertising and media	954	821	777
Other(1)	1,359	1,344	1,623
Total revenue	$13,691	$12,839	$11,667
___________________________________

(1)Other includes car rental, insurance, activities, and cruise, among other revenue streams, none of which are individually material.
Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2024, 2023 and 2022. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenue
United States	$8,372	$8,147	$7,939
All other countries	5,319	4,692	3,728
	$13,691	$12,839	$11,667
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(In millions)
Property and equipment, net
United States	$2,355	$2,289
All other countries	58	70
	$2,413	$2,359

NOTE 18 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees as well as refund reserves in 2022 primarily due to COVID impacts.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2024
Allowance for expected credit losses	$46	$36	$(27)	$—	$55
Other reserves	22	5	(6)	—	21
2023
Allowance for expected credit losses	$40	$33	$(27)	$—	$46
Other reserves	29	1	(8)	—	22
2022
Allowance for expected credit losses	$65	$20	$(3)	$(42)	$40
Other reserves	64	(28)	(4)	(3)	29
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions or disposed of through sales of businesses, net translation adjustments and reclassifications.
NOTE 19 — Subsequent Events
On January 24, 2025, Expedia Group provided notice that we would redeem all of our approximately $1.0 billion in 6.25% Senior Notes due 2025 with a stated redemption date of February 8, 2025.
On February 3, 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends, and on February 4, 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on March 27, 2025 to stockholders of record as of the close of business on March 6, 2025.