Form 10-Q
period 2025-03-31
Expedia Group, Inc.
filed 2025-05-09
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37429

EXPEDIA GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2705720
(State of Incorporation)	(I.R.S. Employer Identification No.)
1111 Expedia Group Way W.
Seattle, Washington 98119
(Address of principal executive office, including zip code)
(206) 481-7200
(Registrant’s telephone number, including area code)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name exchange on which registered
Common stock, $0.0001 par value	EXPE	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 25, 2025, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	121,597,444	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2025

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024

Revenue	$2,988	$2,889
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	357	358
Selling and marketing - direct	1,757	1,650
Selling and marketing - indirect (1)	199	186
Technology and content (1)	320	341
General and administrative (1)	180	186
Depreciation and amortization	219	210
Legal reserves, occupancy tax and other	—	20
Restructuring and related reorganization charges	26	48
Operating loss	(70)	(110)
Other income (expense):
Interest income	54	51
Interest expense	(58)	(62)
Other, net	(143)	(34)
Total other expense, net	(147)	(45)
Loss before income taxes	(217)	(155)
Provision for income taxes	20	19
Net loss	(197)	(136)
Net (income) loss attributable to non-controlling interests	(3)	1
Net loss attributable to Expedia Group, Inc.	$(200)	$(135)

Loss per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(1.56)	$(0.99)
Diluted	(1.56)	(0.99)
Shares used in computing earnings (loss) per share (000's):
Basic	128,641	135,501
Diluted	128,641	135,501
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$2
Selling and marketing	20	19
Technology and content	38	40
General and administrative	37	43

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(197)	$(136)
Currency translation adjustments, net of tax(1)	15	(15)
Comprehensive income (loss)	(182)	(151)
Less: Comprehensive income (loss) attributable to non-controlling interests	6	(3)
Comprehensive loss attributable to Expedia Group, Inc.	$(188)	$(148)

(1)Currency translation adjustments include tax expense of less than $1 million for the three months ended March 31, 2025 and tax benefit of less than $1 million for the three months ended March 31, 2024 primarily associated with net investment hedges.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,715	$4,183
Restricted cash and cash equivalents	2,019	1,391
Short-term investments	411	300
Accounts receivable, net of allowance of $58 and $55	4,449	3,213
Income taxes receivable	63	39
Prepaid expenses and other current assets	930	689
Total current assets	13,587	9,815
Property and equipment, net	2,422	2,413
Operating lease right-of-use assets	301	305
Long-term investments and other assets	1,608	1,698
Deferred income taxes	541	496
Intangible assets, net	808	817
Goodwill	6,847	6,844
TOTAL ASSETS	$26,114	$22,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$1,812	$2,031
Accounts payable, other	1,126	1,039
Deferred merchant bookings	12,915	8,517
Deferred revenue	176	164
Income taxes payable	32	51
Accrued expenses and other current liabilities	766	766
Current maturities of long-term debt	1,746	1,043
Total current liabilities	18,573	13,611
Long-term debt, excluding current maturities	4,465	5,223
Deferred income taxes	20	19
Operating lease liabilities	256	265
Other long-term liabilities	479	471
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 288,477 and 287,509; Shares outstanding: 122,220 and 123,271
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,184	16,043
Treasury stock - Common stock and Class B, at cost; Shares 173,534 and 171,515	(15,243)	(14,856)
Retained earnings (deficit)	351	602
Accumulated other comprehensive income (loss)	(220)	(232)
Total Expedia Group, Inc. stockholders’ equity	1,072	1,557
Non-redeemable non-controlling interests	1,249	1,242
Total stockholders’ equity	2,321	2,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,114	$22,388

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net loss								(135)		(1)	(136)
Other comprehensive loss, net of taxes									(13)	(2)	(15)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,076,496	—			32						32
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						271,780	(37)				(37)
Common stock repurchases						4,319,981	(606)				(606)
Other changes in ownership of non-controlling interests					4			—		(3)	1
Stock-based compensation expense					118						118
Other							(5)				(5)
Balance as of March 31, 2024	283,225,072	$—	12,799,999	$—	$15,550	162,494,746	$(13,671)	$(767)	$(222)	$1,246	$2,136

Three months ended March 31, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income (loss)								(200)		3	(197)
Other comprehensive income, net of taxes									12	3	15
Payment of dividends to stockholders (declared at $0.40 per share)					—			(51)			(51)
Proceeds from exercise of equity instruments and employee stock purchase plans	968,347	—			25						25
Treasury stock activity related to vesting of equity instruments						276,989	(54)				(54)
Common stock repurchases						1,742,115	(330)				(330)
Other changes in ownership of non-controlling interests					—					1	1
Stock-based compensation expense					116						116
Other					—		(3)				(3)
Balance as of March 31, 2025	288,477,142	$—	12,799,999	$—	$16,184	173,533,787	$(15,243)	$351	$(220)	$1,249	$2,321
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(197)	$(136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	208	195
Amortization of intangible assets	11	15
Amortization of stock-based compensation	98	104
Deferred income taxes	(46)	(38)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(37)	30
Realized (gain) loss on foreign currency forwards, net	(20)	41
Loss on minority equity investments, net	156	9
Other, net	9	10
Changes in operating assets and liabilities:
Accounts receivable	(1,241)	(974)
Prepaid expenses and other assets	(221)	(171)
Accounts payable, merchant	(219)	(93)
Accounts payable, other, accrued expenses and other liabilities	85	219
Tax payable/receivable, net	(31)	(1)
Deferred merchant bookings	4,397	3,669
Net cash provided by operating activities	2,952	2,879
Investing activities:
Capital expenditures, including internal-use software and website development	(196)	(177)
Purchases of investments	(329)	(69)
Sales and maturities of investments	118	43
Other, net	23	(37)
Net cash used in investing activities	(384)	(240)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	985	—
Payment of long-term debt	(1,044)	—
Purchases of treasury stock	(384)	(643)
Payment of dividends to stockholders	(51)	—
Proceeds from exercise of equity awards and employee stock purchase plan	25	32
Other, net	—	(20)
Net cash used in financing activities	(469)	(631)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	61	(47)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,160	1,961
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,574	5,661
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,734	$7,622
Supplemental cash flow information
Cash paid for interest	$99	$82
Income tax payments, net	47	26
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 1 – Basis of Presentation
These accompanying financial statements present Expedia Group, Inc.’s results of operations, financial position and cash flows on a consolidated basis. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements. The unaudited consolidated financial statements include Expedia Group, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method or at fair value. We have eliminated significant intercompany transactions and accounts.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), previously filed with the Securities and Exchange Commission (“SEC”).
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
Note 2 – Summary of Significant Accounting Policies
Recent Accounting Policies Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve its income tax disclosure requirements. Under the new guidance, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The new guidance is effective for public business entities for annual periods beginning

Notes to Consolidated Financial Statements – (Continued)

after December 15, 2024. We will incorporate the new guidance in our tax disclosures in our consolidated financial statements for the current fiscal year ended December 31, 2025.
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
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our 2024 Form 10-K.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $457 million as of March 31, 2025 and $319 million as of December 31, 2024.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2024, $7.6 billion of advance cash payments was reported within deferred merchant bookings, $4.3 billion of which was recognized resulting in $574 million of revenue during the three months ended March 31, 2025. At March 31, 2025, the related balance was $11.9 billion.
At December 31, 2024, $937 million of deferred loyalty rewards related to internally administrated loyalty programs was reported within deferred merchant bookings, $190 million of which was recognized within revenue during the three months ended March 31, 2025. At March 31, 2025, the related balance was $985 million.
Deferred Revenue. At December 31, 2024, $164 million was recorded as deferred revenue, $75 million of which was recognized as revenue during the three months ended March 31, 2025. At March 31, 2025, the related balance was $176 million.
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
Cash, Restricted Cash, and Cash Equivalents
Our cash and cash equivalents include cash and liquid financial instruments, including money market funds and term deposit investments, with maturities of three months or less when purchased. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or our intention to use the cash for a specific purpose. Our restricted cash primarily relates to certain traveler deposits and to a lesser extent collateral for office leases. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$5,715	$4,183
Restricted cash and cash equivalents	2,019	1,391
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$7,734	$5,574

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2025, we recorded approximately $8 million of incremental allowance for expected uncollectible accounts, offset by $5 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$133	$133	$—
Term deposits and certificates of deposit	156	—	156
Corporate debt securities	15	—	15
Commercial paper	21	—	21
Derivatives:
Foreign currency forward contracts	27	—	27
Cross-currency interest rate swaps	11	—	11
Investments:
Equity investments	739	739	—
Corporate debt securities	513	—	513
U.S. treasury securities	62	—	62
Asset-backed securities	115	—	115
Term deposits and certificates of deposit	5	—	5
U.S. agency securities	20	—	20
Total assets	$1,817	$872	$945

Notes to Consolidated Financial Statements – (Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$113	$113	$—
Term deposits and certificates of deposit	163	—	163
Commercial paper	2	—	2
Derivatives:
Cross-currency interest rate swaps	25	—	25
Investments:
Equity investments	895	895	—
Corporate debt securities	354	—	354
U.S. treasury securities	70	—	70
Asset-backed securities	62	—	62
Term deposits and certificates of deposit	3	—	3
U.S. agency securities	8	—	8
Non-U.S. government securities	3	—	$3
Commercial paper	2	—	$2
Total assets	$1,700	$1,008	$692

Liabilities
Derivatives:
Foreign currency forward contracts	$2	$—	$2
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
As of March 31, 2025 and December 31, 2024, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, and money market funds with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, all of which are classified as available-for-sale. As of March 31, 2025, we had $411 million of short-term and $304 million of long-term available-for-sale investments, which generally mature within 4 years. As of December 31, 2024, we had $300 million in short-term and $202 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of less than $1 million during both the three months ended March 31, 2025 and 2024. We review our debt securities on a regular basis for impairment. During both the three months ended March 31, 2025 and 2024, we did not recognize an allowance for credit-related losses on any of our investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of March 31, 2025, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.2 billion. We had a net forward asset of $27 million ($52 million gross forward asset) as of March 31, 2025 recorded in prepaid expenses and other current assets and a net forward liability of $2 million ($42 million gross forward liability) as of December 31, 2024 recorded in accrued expenses and other current liabilities. We recorded $49 million and $(46) million in net gains (losses) from foreign currency forward contracts during the three months ended March 31, 2025 and 2024.

Notes to Consolidated Financial Statements – (Continued)

We maintain two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $11 million asset as of March 31, 2025, recorded in prepaid expenses and other current assets and a $25 million asset as of December 31, 2024, recorded in long-term investments and other assets. The gain recognized in interest expense was $1 million during both the three months ended March 31, 2025 and 2024.
Our equity investments include our marketable equity investments in Despegar.com, Corp. and Global Business Travel Group, Inc., both publicly traded companies, which are included in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2025 and 2024, we recognized net losses of approximately $156 million and $9 million within other, net in our consolidated statements of operations related to the fair value changes of these equity investments.
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
Minority Investments without Readily Determinable Fair Values. As of March 31, 2025 and December 31, 2024, the carrying values of our minority investments without readily determinable fair values totaled $293 million for both periods. During the three months ended March 31, 2025, we had no material gains or losses recognized related to these minority investments. During the three months ended March 31, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. As of March 31, 2025, total cumulative adjustments made to the initial cost basis of these investments included $127 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2025	December 31, 2024
	(In millions)
6.25% senior notes due 2025	$—	$1,043
5.0% senior notes due 2026	749	749
0% convertible senior notes due 2026	997	996
4.625% senior notes due 2027	748	747
3.8% senior notes due 2028	997	997
3.25% senior notes due 2030	1,241	1,240
2.95% senior notes due 2031	494	494
5.4% senior notes due 2035	985	—
Total debt(1)	6,211	6,266
Current maturities of long-term debt	(1,746)	(1,043)
Long-term debt, excluding current maturities	$4,465	$5,223
_______________
(1)Net of applicable discounts and debt issuance costs.
Senior and Convertible Notes
Redemption of 6.25% Notes. In February 2025, we early redeemed all of our approximately $1 billion senior unsecured notes that bore interest at 6.25% and were due in May 2025 (the “6.25% Notes”), which resulted in the recognition of an immaterial loss on debt extinguishment from the write-off of debt issuance costs during the first quarter of 2025. The redemption price for the 6.25% Notes was 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date of $18 million.

Notes to Consolidated Financial Statements – (Continued)

February 2025 Senior Notes Issuance. In February 2025, we issued $1 billion of registered senior unsecured notes bear interest at 5.4% and are due in February 2035 (the “5.4% Notes”). The 5.4% Notes were issued at a price of 99.316% of the aggregate principal amount. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2025. At any time prior to November 15, 2034, we may redeem some or all of the 5.4% Notes by paying a “make-whole” premium plus accrued and unpaid interest, if any. On or after November 15, 2034, we may redeem some or all of the 5.4% Notes at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 5.4% Notes were approximately $985 million after deducting the discount and debt issuance costs.
For additional information about our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”) and our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2024 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $27 million and $73 million as of March 31, 2025 and December 31, 2024.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.1 billion as of both March 31, 2025 and December 31, 2024. Additionally, the estimated fair value of the Convertible Notes was $987 million and $997 million as of March 31, 2025 and December 31, 2024. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2025, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of March 31, 2025 and December 31, 2024, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $45 million as of both March 31, 2025 and December 31, 2024.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
In addition, in May 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on June 18, 2025 to stockholders of record as of the close of business on May 29, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.
Treasury Stock
As of March 31, 2025, the Company’s treasury stock was comprised of approximately 166.2 million shares of common stock and 7.3 million Class B shares. As of December 31, 2024, the Company’s treasury stock was comprised of approximately 164.2 million shares of common stock and 7.3 million Class B shares.

Notes to Consolidated Financial Statements – (Continued)

Share Repurchase Programs. In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2025, we repurchased, through open market transactions, 1.7 million shares under the 2023 Share Repurchase Program for a total cost of $330 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $189.29 per share. As of March 31, 2025, $2.9 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the first quarter of 2025, we repurchased an additional 1.0 million shares for a total cost of $154 million, excluding transaction costs and excise tax, representing an average purchase price of $154.90 per share.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of March 31, 2025, we had stock-based awards outstanding representing approximately 11 million shares of our common stock, consisting of approximately 8 million RSUs and PSUs and options to purchase approximately 2 million shares of our common stock with an exercise price of $157.18 and a remaining life of 1.5 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and, starting in the first quarter of 2025, generally vest over three years. During the three months ended March 31, 2025, we granted approximately 2.6 million RSUs and PSUs.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of March 31, 2025 and December 31, 2024 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction gains as of March 31, 2025 of $8 million ($11 million before tax) and $19 million ($25 million before tax) as of December 31, 2024 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both March 31, 2025 and December 31, 2024 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2025, approximately 11 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2024, approximately 13 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first quarter of 2025, we made the decision to expand these actions. As a result, we recognized $26 million and $48 million in restructuring and related reorganization charges during the three months ended March 31, 2025 and 2024. The charges were predominately related to employee severance and benefit costs and approximately $26 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of March 31, 2025. Based on current plans which are subject to change, we expect approximately $40 million in additional reorganization charges in the remainder of 2025, with the majority of the expense occurring in the second quarter. These costs could be higher or lower should we make additional decisions in future

Notes to Consolidated Financial Statements – (Continued)

periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2025, the effective tax rate was 9.2%, compared to 12.4% for the three months ended March 31, 2024. The change in the effective tax rate was primarily due to nondeductible mark-to-market charges.
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
Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both March 31, 2025 and December 31, 2024. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
During the third quarter of 2024, we entered into discussions with Italian tax authorities to resolve matters raised in an audit of the 2016 to 2022 tax years regarding the Company’s purported Italian VAT obligations. In 2024, we recorded a reserve for the potential settlement of these matters, consistent with applicable accounting principles and in light of facts and circumstances at that time, in the amount of $107 million. While we continue to believe Expedia Group is compliant with Italian tax laws, in November 2024, we reached an agreement with the Italian tax authorities and paid $71 million for tax years

Notes to Consolidated Financial Statements – (Continued)

2016 to 2022. We are in ongoing discussions with the Italian tax authorities to resolve VAT claims related to subsequent years. Our settlement reserve is based on our best estimate and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded.
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
Note 10 – Segment Information
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through a variety of consumer brands including: Expedia.com, Hotels.com, Vrbo, Orbitz, Travelocity, Wotif Group, ebookers, CheapTickets, Hotwire.com and CarRentals.com. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. trivago is a separately listed company on the Nasdaq Global Select Market and is therefore required to separately report its own financial results, which may differ from the segment information included herein.
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
The following tables present our segment information for the three months ended March 31, 2025 and 2024. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,956	$947	$85	$—	$2,988
Intersegment revenue	—	—	46	(46)	—
Revenue	$1,956	$947	$131	$(46)	$2,988
Less: (1)
Cost of revenue	312	38	4
Selling and marketing - direct	1,115	577	111	(46)
Other segment items (2)	312	116	21	132
Adjusted EBITDA	$217	$216	$(5)	$(132)	$296
Depreciation	(135)	(44)	(1)	(28)	(208)
Amortization of intangible assets	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	(98)	(98)
Restructuring and related reorganization charges	—	—	—	(26)	(26)
Realized (gain) loss on revenue hedges	(15)	(8)	—	—	(23)
Operating income (loss)	$67	$164	$(6)	$(295)	(70)
Other expense, net					(147)
Loss before income taxes					(217)
Provision for income taxes					20
Net loss					(197)
Net (income) loss attributable to non-controlling interests					(3)
Net loss attributable to Expedia Group, Inc.					$(200)

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$1,986	$833	$70	$—	$2,889
Intersegment revenue	—	—	40	(40)	—
Revenue	$1,986	$833	$110	$(40)	$2,889
Less: (1)
Cost of revenue	312	39	4
Selling and marketing - direct	1,096	501	93	(40)
Other segment items (2)	363	121	22	123
Adjusted EBITDA	$215	$172	$(9)	$(123)	$255
Depreciation	(133)	(34)	(1)	(27)	(195)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(104)	(104)
Legal reserves, occupancy tax and other	—	—	—	(20)	(20)
Restructuring and related reorganization charges	—	—	—	(48)	(48)
Realized (gain) loss on revenue hedges	13	4	—	—	17
Operating income (loss)	$95	$142	$(10)	$(337)	(110)
Other expense, net					(45)
Loss before income taxes					(155)
Provision for income taxes					19
Net loss					(136)
Net loss attributable to non-controlling interests					1
Net loss attributable to Expedia Group, Inc.					$(135)
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

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2025	2024
	(in millions)
Business Model:
Merchant	$2,046	$1,964
Agency	652	678
Advertising, media and other	290	247
Total revenue	$2,988	$2,889
Service Type:
Lodging	$2,289	$2,228
Air	107	115
Advertising and media - EG(1)	174	145
Advertising and media - trivago	85	70
Other(2)	333	331
Total revenue	$2,988	$2,889
____________________________
(1)Includes Expedia Group (“EG”) Media Solutions, which is responsible for generating advertising revenue on our global online travel brands.
(2)Other includes revenue from insurance, car rental, activities and cruise revenue, among other revenue streams, none of which are individually material.

Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, because of new information, future events, or otherwise.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Trends
Global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, have contributed to an increasingly complex business environment and uncertainty for the travel industry. During the first quarter of 2025, we experienced weaker than expected travel demand in the U.S. If these pressures are intensified or sustained, travel behaviors may be further impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
In addition, domestic and international taxing authorities have in recent years become increasingly focused on ways to increase tax revenue, including the enactment of new taxes such as digital services taxes, and have become more aggressive in their interpretation and enforcement of existing tax laws, rules and regulations. We are in various stages of inquiry or audit with various tax authorities, some of which may require that we prepay any assessed taxes prior to contesting the validity of the assessment (“pay-to-play”) which will be repaid if we prevail in our challenge. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.
Other events that could have a negative impact on the travel industry and our businesses in the future are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A, Risk Factors – “Declines or disruptions in the travel industry could adversely affect our business and financial performance.”

Online Travel
The market opportunity for online travel is broad and highly competitive. Online penetration of travel expenditures is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. Technological developments in generative artificial intelligence (“AI”) tools is increasingly being used to create competing offerings, such as AI powered digital planning and assistance, further increasing competition. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Travel, Google Flights and Hotel Ads, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation inventory to the market. Other competitors have arisen, including alternative accommodation property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other online travel agencies (“OTAs”) with B2B offerings, as well as other competitors, such as independent B2B businesses.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the first quarter of 2025, lodging accounted for 77%. Room nights booked grew 6% in the first quarter of 2025, as compared to growth of 9% in 2024 and 12% in 2023. Average Daily Rates (“ADRs”) booked for Expedia Group decreased 1% in the first quarter of 2025, decreased 1% in 2024 and decreased 2% in 2023.
As of March 31, 2025, our global lodging marketplace has over 3.5 million total lodging properties available. Our Vrbo brand has over 2.5 million online bookable alternative accommodations listings. Our other brands have approximately 1 million hotels and alternative accommodations.
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
Vrbo has transitioned from a listings-based classified advertising model to an online transactional model that optimizes for both travelers and homeowner and property manager partners, with a goal of increasing monetization and driving growth through investments in marketing as well as in product and technology. Vrbo primarily offers pay-per-booking service model and generates revenue from a traveler service fee for bookings, as well as insurance products.
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
Air
In early 2024, U.S. domestic air capacity exceeded demand, putting pressure on domestic airfares, but this rationalized by September 2024 with domestic fares inflecting back to growth. Our air bookings grew in the first quarter of 2025 compared to the same period in 2024 but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 4% in the first quarter of 2025, 6% in 2024 and 4% in 2023. As a percentage of our total worldwide revenue in the first quarter of 2025, air accounted for 4%.
Advertising & Media
Our advertising and media - EG consists of Expedia Group (“EG”) Media Solutions, which is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the first quarter of 2025, we generated $174 million of advertising revenue from EG Media Solutions, a 20% increase from the same period in 2024.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In 2023, trivago adapted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth. During the fourth quarter of 2024, trivago returned to revenue growth. In the first quarter of 2025, the growth continued and we generated $85 million of third-party revenue from trivago, a 22% increase from the same period in 2024.
As a percentage of our total worldwide revenue in the first quarter of 2025, total advertising and media accounted for 9%.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2024 as well as updates in the current fiscal year provided in NOTE 2 — Significant Accounting Policies in the notes to the consolidated financial statements.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Gross bookings	$31,451	$30,164	4%
Revenue margin (1)	9.5%	9.6%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
During the three months ended March 31, 2025, gross bookings increased 4%, compared to the same period in 2024, primarily driven by lodging gross bookings in our hotel business. Booked room nights for our lodging business increased 6% for the three months ended March 31, 2025 amid softened travel demand within and into the U.S.
Revenue margin decreased slightly in the three months ended March 31, 2025 as compared to the same period in 2024 due to Easter timing shifting revenue to the second quarter of 2025.
Results of Operations
Revenue

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Revenue by Segment
B2C	$1,956	$1,986	(2)%
B2B	947	833	14%
trivago (Third-party revenue)	85	70	22%
Total revenue	$2,988	$2,889	3%
Revenue increased 3% for the three months ended March 31, 2025, compared to the same period in 2024, on growth in our B2B segment resulting from increased lodging revenue and its stronger international exposure.

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Revenue by Service Type
Lodging	$2,289	$2,228	3%
Air	107	115	(7)%
Advertising and media - EG	174	145	20%
Advertising and media - trivago	85	70	22%
Other	333	331	1%
Total revenue	$2,988	$2,889	3%
Lodging revenue increased 3% for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by an increase in room nights stayed in our hotel business, partially offset by a decrease in ADRs stayed.
Air revenue decreased 7% for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower average ticket prices, partially offset by higher air tickets sold.
Advertising and media - EG revenue increased 20% for the three months ended March 31, 2025, compared to the same period in 2024, by adding more partners for our display offerings and sponsored listings, optimizing our existing products and launching new ad solutions. Advertising and media - trivago revenue increased 22% for the three months ended March 31, 2025, compared to the same period in 2024, driven by its strategic focus on brand rebuilding in the past two years.
All other revenue, which includes insurance, car, cruise and activities, remained relatively consistent during the three ended months March 31, 2025, compared to the same period in 2024.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Revenue by Business Model
Merchant	$2,046	$1,964	4%
Agency	652	678	(4)%
Advertising, media and other	290	247	17%
Total revenue	$2,988	$2,889	3%
The increase in merchant revenue for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in merchant lodging revenue. The decrease in agency revenue for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a decrease in agency lodging and air revenue. Advertising, media and other increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in Advertising and media - EG and trivago advertising revenue.
Cost of Revenue

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Direct costs	$286	$280	2%
Personnel and overhead	71	78	(9)%
Total cost of revenue	$357	$358	—%
% of revenue	12.0%	12.4%
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
Cost of revenue remained consistent during the three months ended March 31, 2025, compared to the same period in 2024, as ongoing initiatives continued to drive transactional efficiencies, particularly in customer service.
Selling and Marketing - Direct and Indirect

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Selling and marketing - direct	$1,757	$1,650	6%
% of revenue	58.8%	57.1%
Selling and marketing - indirect	199	186	7%
% of revenue	6.6%	6.4%
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

Selling and marketing - direct increased $107 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by an increase in B2B partner commissions to support revenue growth and an increase in marketing spend at our B2C brands as we continue to drive investment behind our brands and focused international expansion. Selling and marketing - indirect costs increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by an increase in headcount and average salaries.

Technology and Content

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Personnel and overhead	$237	$250	(5)%
Other	83	91	(9)%
Total technology and content	$320	$341	(6)%
% of revenue	10.7%	11.8%
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
Technology and content expense decreased $21 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower salary and personnel costs as well as initiatives to optimize cloud spending.

General and Administrative

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Personnel and overhead	$146	$148	(1)%
Professional fees and other	34	38	(12)%
Total general and administrative	$180	$186	(3)%
% of revenue	6.0%	6.4%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense during the three months ended March 31, 2025 remained relatively consistent as compared to the same period in 2024.

Depreciation and Amortization

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Depreciation	$208	$195	6%
Amortization of intangible assets	11	15	(26)%
Total depreciation and amortization	$219	$210	4%
Depreciation increased $13 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of increased depreciation related to capitalized website development costs.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$—	$20	N/A
% of revenue	—%	0.7%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
During the three months ended March 31, 2024, the charges primarily included our donation as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle.
Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first quarter of 2025, we made the decision to expand these actions. As a result, we recognized $26 million and $48 million in restructuring and related reorganization charges during the three months ended March 31, 2025 and 2024, which were predominately related to employee severance and benefits costs. Based on current plans which are subject to change, we expect approximately $40 million in additional reorganization charges in the remainder of 2025, with the majority of the expense occurring in the second quarter. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Operating Loss

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Operating loss	$(70)	$(110)	(36)%
% of revenue	(2.3)%	(3.8)%
During the three months ended March 31, 2025, the decrease in operating loss was primarily due to lower restructuring charges as well as lower legal reserve, occupancy and other charges in the current year period.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
B2C	$217	$215	—%
B2B	216	172	26%
trivago	(5)	(9)	(47)%
Unallocated overhead costs (Corporate)	(132)	(123)	7%
Total Adjusted EBITDA (1)	$296	$255	16%
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

Our B2C segment Adjusted EBITDA increased slightly during the three months ended March 31, 2025, compared to the same period in 2024. Our B2B segment experienced an improvement in Adjusted EBITDA during the three months ended March 31, 2025, compared to the same period in 2024, primarily as a result of strong revenue growth and margin expansion. Our trivago segment Adjusted EBITDA loss decreased during the three months ended March 31, 2025, compared to the same period in 2024, as a result of revenue increases.
Interest Income and Expense

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Interest income	$54	$51	6%
Interest expense	(58)	(62)	(5)%

Interest income increased for the three months ended March 31, 2025, compared to the same period in 2024, as a result of higher average cash and investment balances, partially offset by lower rates of return. Interest expense decreased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the current period senior notes issuance with a lower interest rate than the senior notes paid off during the period.
Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2025	2024
	($ in millions)
Foreign exchange rate gains (losses), net	$12	$(30)
Gains (losses) on minority equity investments, net	(156)	(9)
Gain on sale of businesses and investments, net	3	3
Other	(2)	2
Total other, net	$(143)	$(34)
Provision for Income Taxes

	Three months ended March 31,
	2025	2024	% Change
	($ in millions)
Provision for income taxes	$(20)	$(19)	4%
Effective tax rate	9.2%	12.4%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2025, the effective tax rate was 9.2%, compared to 12.4% for the three months ended March 31, 2024. The change in the effective tax rate was primarily due to nondeductible mark-to-market charges.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2025	2024
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(200)	$(135)
Net income (loss) attributable to non-controlling interests	3	(1)
Provision for income taxes	(20)	(19)
Total other expense, net	147	45
Operating loss	(70)	(110)
Gain (loss) on revenue hedges related to revenue recognized	23	(17)
Restructuring and related reorganization charges	26	48
Legal reserves, occupancy tax and other	—	20
Stock-based compensation	98	104
Depreciation and amortization	219	210
Adjusted EBITDA	$296	$255
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $6.1 billion and $4.5 billion at March 31, 2025 and December 31, 2024. As of March 31, 2025, the total cash and cash equivalents and short-term investments held outside the United States was $509 million ($366 million in wholly-owned foreign subsidiaries and $143 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at March 31, 2025.
5.4% Senior Notes Issuance. In February 2025, we issued $1 billion of registered senior unsecured notes that bear interest at 5.40% and are due in February 2035 (the “5.40% Notes”). The 5.40% Notes were issued at a price of 99.316% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2025. We used or expect to use the net proceeds of this offering for general corporate purposes, which may include, but not limited to: (i) repayment, prepayment, redemption or repurchase of outstanding debt, (ii) dividends and stock repurchases, and (iii) funding for working capital, capital expenditures and acquisitions.
Redemption of 6.25% Senior Notes. In February 2025, we early redeemed all of our approximately $1 billion senior unsecured notes that bore interest at 6.25% and were due in May 2025 (the “6.25% Notes”), which resulted in the recognition of an immaterial loss on debt extinguishment from the write-off of debt issuance costs.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2025, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2025, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Three months ended March 31,
	2025	2024	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$2,952	$2,879	$73
Investing activities	(384)	(240)	(144)
Financing activities	(469)	(631)	162
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	61	(47)	108
For the three months ended March 31, 2025, net cash provided by operating activities remained consistent with net cash provided by operating activities in the prior year period.
For the three months ended March 31, 2025, we had net cash used in investing activities of $384 million compared to $240 million in the prior year period. The change was primarily due to higher net purchases of investments in the current period compared to the prior year period.
For the three months ended March 31, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $384 million of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $51 million, partially offset by the February 2025 issuance of 5.4% senior notes with net proceeds of $985 million as well as $25 million of proceeds from the exercise of options and employee stock purchase plans. For the three months ended March 31, 2024, net cash used in financing activities primarily included $643 million of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $32 million of proceeds from the exercise of options and employee stock purchase plans.
In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2025, we repurchased, through open market transactions, 1.7 million shares under 2023 Share Repurchase Program for a total cost of approximately $330 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of March 31, 2025, $2.9 billion remain authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
In addition, in May 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on June 18, 2025 to stockholders of record as of the close of business on May 29, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2025 of $61 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar compared to $47 million decrease in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar.
Other than discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2024.
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

	March 31, 2025	December 31, 2024
	(In millions)
Combined Balance Sheets Information:
Current Assets	$11,579	$7,996
Non-Current Assets	10,559	10,495
Current Liabilities (1)	18,992	14,129
Non-Current Liabilities	4,989	5,744

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Combined Statements of Operations Information:
Revenue	$2,246	$10,520
Operating income (loss)(2)	(101)	915
Net income (loss)	(94)	719
Net income (loss) attributable to Obligors	(97)	729
____________________________
(1)Current liabilities include intercompany payables with non-guarantors of $1.4 billion as of March 31, 2025 and $1.2 billion as of December 31, 2024.
(2)Operating income (loss) includes net intercompany income with non-guarantors of $201 million for the three months ended March 31, 2025 and $710 million for the year ended December 31, 2024.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2024. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On May 6, 2025, the Eleventh Circuit dismissed the Trinidad appeal for lack of jurisdiction. Trial in the Echeverria matter began on April 7, 2025 in the U.S. District Court for the Southern District of Florida and, on April 18, 2025, the jury returned a verdict in favor of plaintiff. The court did not enter judgment, but ordered the parties to submit additional briefing on the motion for judgement as a matter of law. A hearing is scheduled on that motion for the week of August 25, 2025. In the CSL matter pending in the District of Delaware, the court has set a preliminary trial on a single issue to begin July 29, 2025. On February 14, 2025, a new matter, Echeverria v. Expedia Group, Inc., et al. (Echeverria II) was filed in the U.S. District Court for the Southern District of Florida and, on May 2, 2025, plaintiffs filed an amended complaint.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the first quarter of 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2025	—	$—	—	$3,232,644
February 1-28, 2025	831	$200.81	831	3,065,858
March 1-31, 2025	911	$178.79	911	2,902,884
Total	1,742		1,742

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1	Form of Expedia Group, Inc. Restricted Stock Unit Agreement (2025)	X

10.2	Form of Expedia Group, Inc. Performance Stock Unit Agreement (2025)	X

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 8, 2025	Expedia Group, Inc.

	By:	/s/ Scott Schenkel
Scott Schenkel
Chief Financial Officer