Form 10-Q
period 2025-06-30
Expedia Group, Inc.
filed 2025-08-08
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 25, 2025, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	118,192,131	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2025

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$3,786	$3,558	$6,774	$6,447
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	377	362	734	720
Selling and marketing - direct	1,920	1,793	3,677	3,443
Selling and marketing - indirect (1)	213	197	412	383
Technology and content (1)	325	331	645	672
General and administrative (1)	197	180	377	366
Depreciation and amortization	223	205	442	415
Legal reserves, occupancy tax and other	2	21	2	41
Restructuring and related reorganization charges(1)	44	18	70	66
Operating income	485	451	415	341
Other income (expense):
Interest income	74	67	128	118
Interest expense	(58)	(61)	(116)	(123)
Other, net	(78)	31	(221)	(3)
Total other income (expense), net	(62)	37	(209)	(8)
Income before income taxes	423	488	206	333
Provision for income taxes	(101)	(113)	(81)	(94)
Net income	322	375	125	239
Net loss attributable to non-controlling interests	8	11	5	12
Net income attributable to Expedia Group, Inc.	$330	$386	$130	$251

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.61	$2.92	$1.02	$1.88
Diluted	2.48	2.80	0.96	1.79
Shares used in computing earnings per share (000's):
Basic	126,453	131,948	127,541	133,724
Diluted	132,809	137,832	134,296	140,131
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$4	$7	$6
Selling and marketing	23	23	43	42
Technology and content	39	40	77	80
General and administrative	36	39	73	82
Restructuring and related reorganization charges	3	8	3	8

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$322	$375	$125	$239
Currency translation adjustments, net of tax(1)	40	(2)	55	(17)
Comprehensive income	362	373	180	222
Less: Comprehensive income (loss) attributable to non-controlling interests	(1)	(12)	5	(15)
Comprehensive income attributable to Expedia Group, Inc.	$363	$385	$175	$237

(1)Currency translation adjustments include tax expense of approximately $1 million for the three and six months ended June 30, 2025 and tax benefit of less than $1 million for the three and six months ended June 30, 2024.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,304	$4,183
Restricted cash and cash equivalents	2,151	1,391
Short-term investments	367	300
Accounts receivable, net of allowance of $75 and $55	4,949	3,213
Income taxes receivable	33	39
Prepaid expenses and other current assets	929	689
Total current assets	14,733	9,815
Property and equipment, net	2,443	2,413
Operating lease right-of-use assets	317	305
Long-term investments and other assets	1,331	1,698
Deferred income taxes	496	496
Intangible assets, net	801	817
Goodwill	6,855	6,844
TOTAL ASSETS	$26,976	$22,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,149	$2,031
Accounts payable, other	1,197	1,039
Deferred merchant bookings	13,415	8,517
Deferred revenue	167	164
Income taxes payable	16	51
Accrued expenses and other current liabilities	923	766
Current maturities of long-term debt	1,747	1,043
Total current liabilities	19,614	13,611
Long-term debt, excluding current maturities	4,466	5,223
Deferred income taxes	21	19
Operating lease liabilities	269	265
Other long-term liabilities	520	471
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 289,350 and 287,509; Shares outstanding: 118,969 and 123,271
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,317	16,043
Treasury stock - Common stock and Class B, at cost; Shares 177,657 and 171,515	(15,924)	(14,856)
Retained earnings (deficit)	630	602
Accumulated other comprehensive income (loss)	(187)	(232)
Total Expedia Group, Inc. stockholders’ equity	836	1,557
Non-redeemable non-controlling interests	1,250	1,242
Total stockholders’ equity	2,086	2,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,976	$22,388

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2024	283,225,072	$—	12,799,999	$—	$15,550	162,494,746	$(13,671)	$(767)	$(222)	$1,246	$2,136
Net income (loss)								386		(11)	375
Other comprehensive loss, net of taxes									(1)	(1)	(2)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,635,999	—			16						16
Treasury stock activity related to vesting of equity instruments						547,692	(63)				(63)
Common stock repurchases						3,814,099	(466)				(466)
Other changes in ownership of non-controlling interests					(2)			—		3	1
Stock-based compensation expense					133						133
Other							(4)				(4)
Balance as of June 30, 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126

Six Months Ended June 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net income (loss)								251		(12)	239
Other comprehensive income, net of taxes									(14)	(3)	(17)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,712,495	—			48						48
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						819,472	(100)				(100)
Common stock repurchases						8,134,080	(1,072)				(1,072)
Other changes in ownership of non-controlling interests					2			—		—	2
Stock-based compensation expense					251						251
Other					—		(9)	—			(9)
Balance as of June 30, 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2025	288,477,142	$—	12,799,999	$—	$16,184	173,533,787	$(15,243)	$351	$(220)	$1,249	$2,321
Net income (loss)								330		(8)	322
Other comprehensive income, net of taxes									33	7	40
Payment of dividends to stockholders (declared at $0.40 per share)								(51)			(51)
Proceeds from exercise of equity instruments and employee stock purchase plans	872,358	—			—						—
Treasury stock activity related to vesting of equity instruments						299,177	(51)				(51)
Common stock repurchases						3,824,293	(627)				(627)
Other changes in ownership of non-controlling interests					1					2	3
Stock-based compensation expense					132						132
Other					—		(3)				(3)
Balance as of June 30, 2025	289,349,500	$—	12,799,999	$—	$16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086

Six Months Ended June 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income (loss)								130		(5)	125
Other comprehensive income, net of taxes									45	10	55
Payment of dividends to stockholders (declared at $0.80 per share)								(102)			(102)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,840,705	—			25						25
Treasury stock activity related to vesting of equity instruments						576,166	(105)				(105)
Common stock repurchases						5,566,408	(957)				(957)
Other changes in ownership of non-controlling interests					1					3	4
Stock-based compensation expense					248						248
Other					—		(6)				(6)
Balance as of June 30, 2025	289,349,500	$—	12,799,999	$—	$16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$125	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	420	385
Amortization of intangible assets	22	30
Amortization of stock-based compensation	203	218
Deferred income taxes	1	39
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(137)	44
Realized (gain) loss on foreign currency forwards, net	(160)	55
(Gain) loss on minority equity investments, net	258	(47)
Other, net	43	38
Changes in operating assets and liabilities:
Accounts receivable	(1,759)	(1,361)
Prepaid expenses and other assets	(250)	(180)
Accounts payable, merchant	119	165
Accounts payable, other, accrued expenses and other liabilities	296	403
Tax payable/receivable, net	(6)	(8)
Deferred merchant bookings	4,898	4,360
Net cash provided by operating activities	4,073	4,380
Investing activities:
Capital expenditures, including internal-use software and website development	(396)	(371)
Purchases of investments	(428)	(69)
Sales and maturities of investments	441	43
Other, net	163	(52)
Net cash used in investing activities	(220)	(449)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	985	—
Payment of long-term debt	(1,044)	—
Purchases of treasury stock	(1,072)	(1,172)
Payment of dividends to stockholders	(102)	—
Proceeds from exercise of equity awards and employee stock purchase plan	25	48
Other, net	28	(25)
Net cash used in financing activities	(1,180)	(1,149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	208	(81)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,881	2,701
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,574	5,661
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,455	$8,362
Supplemental cash flow information
Cash paid for interest	$100	$116
Income tax payments, net	86	57
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2025
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $481 million as of June 30, 2025 and $319 million as of December 31, 2024.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2024, $7.6 billion of advance cash payments was reported within deferred merchant bookings, $5.7 billion of which was recognized resulting in $807 million of revenue during the six months ended June 30, 2025. At June 30, 2025, the related balance was $12.3 billion.
At December 31, 2024, $937 million of deferred loyalty rewards related to internally administrated loyalty programs was reported within deferred merchant bookings, $431 million of which was recognized within revenue during the six months ended June 30, 2025. At June 30, 2025, the related balance was $1.1 billion.
Deferred Revenue. At December 31, 2024, $164 million was recorded as deferred revenue, $104 million of which was recognized as revenue during the six months ended June 30, 2025. At June 30, 2025, the related balance was $167 million.
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

	June 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$6,304	$4,183
Restricted cash and cash equivalents	2,151	1,391
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$8,455	$5,574

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2025, we recorded approximately $29 million of incremental allowance for expected uncollectible accounts, offset by $9 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$218	$218	$—
Term deposits and certificates of deposit	183	—	183
Commercial paper	46	—	46
Derivatives:
Foreign currency forward contracts	38	—	38
Investments:
Equity investments	487	487	—
Corporate debt securities	478	—	478
U.S. treasury securities	47	—	47
Asset-backed securities	121	—	121
Term deposits and certificates of deposit	5	—	5
U.S. agency securities	22	—	22
Commercial paper	6	—	6
Total assets measured at fair value on a recurring basis	$1,651	$705	$946

Liabilities
Derivatives:
Cross-currency interest rate swaps	$15	$—	$15

Notes to Consolidated Financial Statements – (Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$113	$113	$—
Term deposits and certificates of deposit	163	—	163
Commercial paper	2	—	2
Derivatives:
Cross-currency interest rate swaps	25	—	25
Investments:
Equity investments	895	895	—
Corporate debt securities	354	—	354
U.S. treasury securities	70	—	70
Asset-backed securities	62	—	62
Term deposits and certificates of deposit	3	—	3
U.S. agency securities	8	—	8
Non-U.S. government securities	3	—	$3
Commercial paper	2	—	$2
Total assets measured at fair value on a recurring basis	$1,700	$1,008	$692

Liabilities
Derivatives:
Foreign currency forward contracts	$2	$—	$2
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
As of June 30, 2025 and December 31, 2024, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, and money market funds with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, all of which are classified as available-for-sale. As of June 30, 2025, we had $367 million of short-term and $312 million of long-term available-for-sale investments, which generally mature within three years. As of December 31, 2024, we had $300 million in short-term and $202 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of less than $1 million during both the six months ended June 30, 2025 and 2024. We review our available-for-sale securities on a regular basis for impairment. During both the six months ended June 30, 2025 and 2024, we did not recognize an allowance for credit-related losses on any of our investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of June 30, 2025, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.6 billion. We had a net forward asset of $38 million ($83 million gross forward asset) as of June 30, 2025 recorded in prepaid expenses and other current assets and a net forward liability of $2 million ($42 million gross forward liability) as of December 31, 2024 recorded in accrued expenses and other current liabilities. We recorded $151 million and $(12) million in net gains (losses) from foreign currency forward contracts during the three months ended June 30, 2025 and 2024, as well as $200 million and $(58) million during the six months ended June 30, 2025 and 2024.

Notes to Consolidated Financial Statements – (Continued)

We maintain two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026. The swaps were designated as net investment hedges of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the cross-currency interest rate swaps was a $15 million liability as of June 30, 2025, recorded in accrued expenses and other current liabilities and a $25 million asset as of December 31, 2024, recorded in long-term investments and other assets. The gain recognized in interest expense was $3 million during both the six months ended June 30, 2025 and 2024.
At June 30, 2025 our equity investment represents our investment in Global Business Travel Group, Inc., a publicly traded company. We include this investment in long-term investments and other assets in our consolidated balance sheets. During the six months ended June 30, 2025 and 2024, we recognized gains (losses) of approximately $(223) million and $11 million within other, net in our consolidated statements of operations related to the fair value changes of this investment.
During the second quarter of 2025, we completed the sale of our equity investment in Despegar.com, Corp. for $187 million in cash. During the six months ended June 30, 2025 and 2024, we recognized gains of approximately $2 million and $36 million within other, net in our consolidated statements of operations for fair value changes up to the date of the sale in the current year.
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
Minority Investments without Readily Determinable Fair Values. As of June 30, 2025 and December 31, 2024, the carrying values of our minority investments without readily determinable fair values totaled $256 million and $293 million. During the six months ended June 30, 2025, we recorded $37 million of losses related to a minority investment, resulting from a valuation using an option pricing model that utilized judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During the six months ended June 30, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. As of June 30, 2025, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).
Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2025	December 31, 2024
	(In millions)
6.25% senior notes due 2025	$—	$1,043
5.0% senior notes due 2026	750	749
0% convertible senior notes due 2026	998	996
4.625% senior notes due 2027	748	747
3.8% senior notes due 2028	997	997
3.25% senior notes due 2030	1,241	1,240
2.95% senior notes due 2031	494	494
5.4% senior notes due 2035	985	—
Total debt(1)	6,213	6,266
Current maturities of long-term debt	(1,747)	(1,043)
Long-term debt, excluding current maturities	$4,466	$5,223
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
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $81 million and $73 million as of June 30, 2025 and December 31, 2024.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.1 billion as of both June 30, 2025 and December 31, 2024. Additionally, the estimated fair value of the Convertible Notes was $976 million and $997 million as of June 30, 2025 and December 31, 2024. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2025, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of June 30, 2025 and December 31, 2024, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $41 million and $45 million as of June 30, 2025 and December 31, 2024, respectively.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
In addition, in August 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on September 18, 2025 to stockholders of record as of the close of business on August 28, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock
As of June 30, 2025, the Company’s treasury stock was comprised of approximately 170.4 million shares of common stock and 7.3 million Class B shares. As of December 31, 2024, the Company’s treasury stock was comprised of approximately 164.2 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the six months ended June 30, 2025, we repurchased, through open market transactions, 5.6 million shares under the 2023 Share Repurchase Program for a total cost of $957 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $171.84 per share. As of June 30, 2025, $2.3 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the second quarter of 2025, we repurchased an additional 1.2 million shares for a total cost of $221 million, excluding transaction costs and excise tax, representing an average purchase price of $181.45 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of June 30, 2025 and December 31, 2024 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses as of June 30, 2025 of $11 million ($15 million before tax) and foreign currency transaction gains of $19 million ($25 million before tax) as of December 31, 2024 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both June 30, 2025 and December 31, 2024 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
Note 6 – Earnings Per Share
The following table represents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$330	$386	$130	$251
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$2.61	$2.92	$1.02	$1.88
Diluted	2.48	2.80	0.96	1.79
Weighted average number of shares outstanding (000's):
Basic	126,453	131,948	127,541	133,724
Dilutive effect of:
Convertible Notes	3,933	3,921	3,928	3,921
Stock-based awards	2,423	1,963	2,827	2,486
Diluted	132,809	137,832	134,296	140,131
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2025, approximately 1 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common

Notes to Consolidated Financial Statements – (Continued)

stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2024, approximately 7 million of outstanding stock awards were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first half of 2025, we made the decision to expand these actions. As a result, we recognized $70 million and $66 million in restructuring and related reorganization charges during the six months ended June 30, 2025 and 2024. The charges were predominately related to employee severance and benefit costs and approximately $32 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of June 30, 2025. Based on current plans which are subject to change, we expect approximately $20 million in additional reorganization charges. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2025, the effective tax rate was 23.9%, compared to 23.3% for the three months ended June 30, 2024. The change in the effective tax rate was primarily due to nondeductible mark-to-market charges, partially offset by other discrete items.
For the six months ended June 30, 2025, the effective tax rate was 39.3%, compared to 28.3% for the six months ended June 30, 2024. The change in the effective tax rate was primarily due to nondeductible mark-to-market charges.
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
Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both June 30, 2025 and December 31, 2024. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
Pay-to-Play. Certain jurisdictions may assert that we are required to pay any assessed taxes prior to being allowed to contest or litigate the applicability of the ordinances. This prepayment of contested taxes is referred to as “pay-to-play.” Payment of these amounts is not an admission that we believe we are subject to such taxes and, even when such payments are

Notes to Consolidated Financial Statements – (Continued)

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
During the third quarter of 2024, we entered into discussions with Italian tax authorities to resolve matters raised in an audit of the 2016 to 2022 tax years regarding the Company’s purported Italian VAT obligations. In 2024, we recorded a reserve for the potential settlement of these matters, consistent with applicable accounting principles and in light of facts and circumstances at that time, in the amount of $107 million. While we continue to believe Expedia Group is compliant with Italian tax laws, in November 2024, we reached an agreement with the Italian tax authorities and paid $71 million for tax years 2016 to 2022. Subsequently, we have also reached an agreement with the Italian tax authorities related to tax years 2023 and 2024 and paid $33 million in July 2025.
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

Notes to Consolidated Financial Statements – (Continued)

The following tables present our segment information for the three and six months ended June 30, 2025 and 2024. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Three months ended June 30, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,479	$1,209	$98	$—	$3,786
Intersegment revenue	—	—	60	(60)	—
Revenue	$2,479	$1,209	$158	$(60)	$3,786
Less: (1)
Cost of revenue	340	28	4
Selling and marketing - direct	1,092	752	136	(60)
Other segment items (2)	319	98	24	145
Adjusted EBITDA	$728	$331	$(6)	$(145)	$908
Depreciation	(138)	(45)	(1)	(28)	(212)
Amortization of intangible assets	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	(105)	(105)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(41)	(41)
Realized (gain) loss on revenue hedges	(22)	(30)	—	—	(52)
Operating income (loss)	$568	$256	$(7)	$(332)	485
Other expense, net					(62)
Income before income taxes					423
Provision for income taxes					(101)
Net income					322
Net loss attributable to non-controlling interests					8
Net income attributable to Expedia Group, Inc.					$330

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,432	$1,049	$77	$—	$3,558
Intersegment revenue	—	—	51	(51)	—
Revenue	$2,432	$1,049	$128	$(51)	$3,558
Less: (1)
Cost of revenue	326	27	4
Selling and marketing - direct	1,101	637	106	(51)
Other segment items (2)	351	122	23	126
Adjusted EBITDA	$654	$263	$(5)	$(126)	$786
Depreciation	(129)	(34)	(1)	(26)	(190)
Amortization of intangible assets	—	—	—	(15)	(15)
Stock-based compensation	—	—	—	(114)	(114)
Legal reserves, occupancy tax and other	—	—	—	(21)	(21)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(10)	(10)
Realized (gain) loss on revenue hedges	8	7	—	—	15
Operating income (loss)	$533	$236	$(6)	$(312)	451
Other income, net					37
Income before income taxes					488
Provision for income taxes					(113)
Net income					375
Net loss attributable to non-controlling interests					11
Net income attributable to Expedia Group, Inc.					$386

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,435	$2,156	$183	$—	$6,774
Intersegment revenue	—	—	106	(106)	—
Revenue	$4,435	$2,156	$289	$(106)	$6,774
Less: (1)
Cost of revenue	652	66	8	—
Selling and marketing - direct	2,207	1,329	247	(106)
Other segment items (2)	631	214	45	277
Adjusted EBITDA	$945	$547	$(11)	$(277)	$1,204
Depreciation	(273)	(89)	(2)	(56)	(420)
Amortization of intangible assets	—	—	—	(22)	(22)
Stock-based compensation	—	—	—	(203)	(203)
Legal reserves, occupancy tax and other	—	—	—	(2)	(2)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(67)	(67)
Realized (gain) loss on revenue hedges	(37)	(38)	—	—	(75)
Operating income (loss)	$635	$420	$(13)	$(627)	415
Other expense, net					(209)
Income before income taxes					206
Provision for income taxes					(81)
Net income					125
Net loss attributable to non-controlling interests					5
Net income attributable to Expedia Group, Inc.					$130

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$4,418	$1,882	$147	$—	$6,447
Intersegment revenue	—	—	91	(91)	—
Revenue	$4,418	$1,882	$238	$(91)	$6,447
Less: (1)
Cost of revenue	638	66	8
Selling and marketing - direct	2,197	1,138	199	(91)
Other segment items (2)	714	243	45	249
Adjusted EBITDA	$869	$435	$(14)	$(249)	$1,041
Depreciation	(262)	(68)	(2)	(53)	(385)
Amortization of intangible assets	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	(218)	(218)
Legal reserves, occupancy tax and other	—	—	—	(41)	(41)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(58)	(58)
Realized (gain) loss on revenue hedges	21	11	—	—	32
Operating income (loss)	$628	$378	$(16)	$(649)	341
Other expense, net					(8)
Income before income taxes					333
Provision for income taxes					(94)
Net income					239
Net loss attributable to non-controlling interests					12
Net income attributable to Expedia Group, Inc.					$251
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

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Business Model:
Merchant	$2,624	$2,459	$4,670	$4,423
Agency	852	838	1,504	1,516
Advertising, media and other	310	261	600	508
Total revenue	$3,786	$3,558	$6,774	$6,447
Service Type:
Lodging	$3,040	$2,862	$5,329	$5,090
Air	105	111	212	226
EG Advertising(1)	182	152	356	297
trivago Advertising	98	77	183	147
Other(2)	361	356	694	687
Total revenue	$3,786	$3,558	$6,774	$6,447
____________________________
(1)Includes Expedia Group (“EG”) Advertising, which is responsible for generating advertising revenue on our global online travel brands.
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
Trends
Global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, have contributed to an increasingly complex business environment and uncertainty for the travel industry. During the first quarter of 2025, we experienced weaker than expected travel demand in the U.S, and we saw continued pressure in domestic travel demand during the second quarter of 2025. If these pressures are intensified or sustained, travel behaviors may be further impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2025, lodging accounted for 80%. Room nights booked grew 7% in the second quarter of 2025, as compared to growth of 9% in 2024 and 12% in 2023. Average Daily Rates (“ADRs”) booked for Expedia Group were flat in the second quarter of 2025, decreased 1% in 2024 and decreased 2% in 2023.
As of June 30, 2025, our global lodging marketplace has over 3.5 million total lodging properties available. Our Vrbo brand has over 2.5 million online bookable alternative accommodations listings. Our other brands have approximately 1 million hotels and alternative accommodations.
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
Air
In early 2024, U.S. domestic air capacity exceeded demand, putting pressure on domestic airfares, but this rationalized by September 2024 with domestic fares inflecting back to growth. Our air bookings grew in the second quarter of 2025 compared to the same period in 2024 but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 3% in the second quarter of 2025, 6% in 2024 and 4% in 2023. As a percentage of our total worldwide revenue in the second quarter of 2025, air accounted for 3%.
Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the second quarter of 2025, we generated $182 million of advertising revenue from EG Advertising, a 19% increase from the same period in 2024.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In 2023, trivago adapted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth. During the fourth quarter of 2024, trivago returned to revenue growth. In the second quarter of 2025, the growth continued and we generated $98 million of third-party revenue from trivago, a 28% increase from the same period in 2024.
As a percentage of our total worldwide revenue in the second quarter of 2025, total advertising and media accounted for 7%.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Gross Bookings
B2C	$21,565	$21,290	1%	$44,180	$43,687	1%
B2B	8,844	7,547	17%	17,680	15,314	15%
trivago (1)	—	—	N/A	—	—	N/A
Total gross bookings	$30,409	$28,837	5%	$61,860	$59,001	5%
Revenue Margin
B2C	11.5%	11.4%		10.0%	10.1%
B2B	13.7%	13.9%		12.2%	12.3%
trivago (1)	N/A	N/A		N/A	N/A
Total revenue margin (1)	12.4%	12.3%		10.9%	10.9%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 5% for both the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by lodging gross bookings in our hotel business. Booked room nights for our lodging business increased 7% for both the three and six months ended June 30, 2025 primarily driven by growth outside of the U.S.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,479	$2,432	2%	$4,435	$4,418	—%
B2B	1,209	1,049	15%	2,156	1,882	15%
trivago (Third-party revenue)	98	77	28%	183	147	25%
Total revenue	$3,786	$3,558	6%	$6,774	$6,447	5%
Revenue increased 6% and 5% for the three and six months ended June 30, 2025, compared to the same periods in 2024, on growth in our B2B segment resulting from increased lodging revenue and its stronger international exposure.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,040	$2,862	6%	$5,329	$5,090	5%
Air	105	111	(5)%	212	226	(6)%
Expedia Group Advertising	182	152	19%	356	297	20%
trivago Advertising	98	77	28%	183	147	25%
Other	361	356	1%	694	687	1%
Total revenue	$3,786	$3,558	6%	$6,774	$6,447	5%

Lodging revenue increased 6% and 5% for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by an increase in room nights stayed in our hotel business.
Air revenue decreased 5% and 6% for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to lower revenue per ticket, partially offset by higher air tickets sold.
EG Advertising revenue increased 19% and 20% for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to strong momentum across all of our core product offerings, the addition of new partners and delivery of new offerings. trivago Advertising revenue increased 28% and 25% for the three and six months ended June 30, 2025, compared to the same periods in 2024, driven by its strategic focus on brand rebuilding in the past two years.
All other revenue, which includes insurance, car, cruise and activities, remained relatively consistent during the three ended and six months ended June 30, 2025, compared to the same periods in 2024.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$2,624	$2,459	7%	$4,670	$4,423	6%
Agency	852	838	2%	1,504	1,516	(1)%
Advertising, media and other	310	261	19%	600	508	18%
Total revenue	$3,786	$3,558	6%	$6,774	$6,447	5%
The increase in merchant revenue for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to an increase in merchant lodging revenue. Agency revenue remained relatively consistent for the three and six months ended June 30, 2025, as compared to the same periods in 2024. Advertising, media and other increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to an increase in EG Advertising and trivago advertising revenue.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Direct costs	$302	$284	6%	$588	$564	4%
Personnel and overhead	75	78	(4)%	146	156	(6)%
Total cost of revenue	$377	$362	4%	$734	$720	2%
% of revenue	9.9%	10.2%		10.8%	11.2%
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
Cost of revenue remained consistent during the three and six months ended June 30, 2025, compared to the same periods in 2024, as ongoing initiatives continued to drive transactional efficiencies, particularly in customer service.

Selling and Marketing - Direct and Indirect

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$1,920	$1,793	7%	$3,677	$3,443	7%
% of revenue	50.7%	50.4%		54.3%	53.4%
Selling and marketing - indirect	213	197	8%	412	383	7%
% of revenue	5.6%	5.5%		6.1%	5.9%
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
Selling and marketing - direct increased $127 million and $234 million during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by an increase in B2B partner commissions to support revenue growth. Selling and marketing - indirect costs increased during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by an increase in average salaries.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$235	$239	(1)%	$472	$489	(3)%
Other	90	92	(3)%	173	183	(6)%
Total technology and content	$325	$331	(2)%	$645	$672	(4)%
% of revenue	8.6%	9.3%		9.5%	10.4%
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
Technology and content expense decreased $6 million and $27 million during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to lower salary and personnel costs as well as initiatives to optimize cloud spending.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$151	$144	4%	$297	$292	2%
Professional fees and other	46	36	27%	80	74	7%
Total general and administrative	$197	$180	9%	$377	$366	3%
% of revenue	5.2%	5.1%		5.6%	5.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher personnel and overhead as well as an increase in miscellaneous business taxes.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Depreciation	$212	$190	12%	$420	$385	9%
Amortization of intangible assets	11	15	(32)%	22	30	(29)%
Total depreciation and amortization	$223	$205	9%	$442	$415	6%
Depreciation increased $22 million and $35 million during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets decreased $4 million and $8 million during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the completion of amortization related to certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$2	$21	N/A	$2	41	N/A
% of revenue	0.1%	0.6%		—%	0.6%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as legal reserves and certain other items.
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
Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first half of 2025, we made the decision to expand these actions. As a result, we recognized $70 million and $66 million in restructuring and related reorganization charges during the six months ended June 30, 2025 and 2024, which were predominately related to employee severance and benefits costs. Based on current plans which are subject to change, we expect approximately $20 million in additional reorganization charges. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Operating Income

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Operating income	$485	$451	8%	$415	$341	22%
% of revenue	12.8%	12.7%		6.1%	5.3%
During the three and six months ended June 30, 2025, the increase in operating income in the current year periods was primarily due to a growth in revenue in excess of operating costs as well as lower legal reserve, occupancy and other charges in the current year periods.

Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
B2C	$728	$654	12%	$945	$869	9%
B2B	331	263	26%	547	435	26%
trivago	(6)	(5)	30%	(11)	(14)	(21)%
Unallocated overhead costs (Corporate)	(145)	(126)	16%	(277)	(249)	12%
Total Adjusted EBITDA (1)	$908	$786	16%	$1,204	$1,041	16%
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
Our B2C segment Adjusted EBITDA increased during the three and six months ended June 30, 2025, compared to the same periods in 2024 as a result of revenue growth and continued operational efficiencies. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily as a result of strong revenue growth and margin expansion. Our trivago segment Adjusted EBITDA loss increased during the three months ended June 30, 2025, compared to the same period in 2024, as a result of higher direct selling and marketing expenses, partially offset by revenue increases. Our trivago segment Adjusted EBITDA loss decreased during the six months ended June 30, 2025, compared to the same period in 2024, as a result of revenue increases, partially offset by higher direct selling and marketing expenses.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Interest income	$74	$67	10%	$128	$118	8%
Interest expense	(58)	(61)	(6)%	(116)	(123)	(6)%

Interest income increased for the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of higher average cash and investment balances, partially offset by lower rates of return. Interest expense decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the February 2025 senior notes issuance with a lower interest rate than the senior notes paid off during the year-to-date period.
Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in millions)
Foreign exchange rate gains (losses), net	$28	$(31)	$40	$(61)
Gains (losses) on minority equity investments, net	(102)	56	(258)	47
Other	(4)	6	(3)	11
Total other, net	$(78)	$31	$(221)	$(3)

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$101	$113	(11)%	$81	$94	(14)%
Effective tax rate	23.9%	23.3%		39.3%	28.3%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2025, the effective tax rate was 23.9%, compared to 23.3% for the three months ended June 30, 2024. The change in the effective tax rate was primarily due to nondeductible mark-to-market charges, partially offset by other discrete items.
For the six months ended June 30, 2025, the effective tax rate was 39.3%, compared to 28.3% for the six months ended June 30, 2024. The change in the effective tax rate was due to nondeductible mark-to-market charges.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA makes permanent key provisions of the Tax Cuts and Jobs Act of 2017, provides for immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates with certain provisions effective in 2025 and other implemented through 2027. The Company is currently evaluating the potential impacts and elections to be considered in connection with this comprehensive legislation.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In millions)
Net income attributable to Expedia Group, Inc.	$330	$386	$130	$251
Net loss attributable to non-controlling interests	(8)	(11)	(5)	(12)
Provision for income taxes	101	113	81	94
Total other (income) expense, net	62	(37)	209	8
Operating income	485	451	415	341
Gain (loss) on revenue hedges related to revenue recognized	52	(15)	75	(32)
Restructuring and related reorganization charges, excluding stock-based compensation	41	10	67	58
Legal reserves, occupancy tax and other	2	21	2	41
Stock-based compensation	105	114	203	218
Depreciation and amortization	223	205	442	415
Adjusted EBITDA	$908	$786	$1,204	$1,041
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $6.7 billion and $4.5 billion at June 30, 2025 and December 31, 2024. As of June 30, 2025, the total cash and cash equivalents and short-term investments held outside the United States was $482 million ($351 million in wholly-owned foreign subsidiaries and $131 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at June 30, 2025.
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
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2025, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2025, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Six months ended June 30,
	2025	2024	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,073	$4,380	$(307)
Investing activities	(220)	(449)	229
Financing activities	(1,180)	(1,149)	(31)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	208	(81)	289
For the six months ended June 30, 2025, net cash provided by operating activities decreased compared to the prior year period due to lower working capital benefits.
For the six months ended June 30, 2025, we had net cash used in investing activities of $220 million compared to $449 million in the prior year period. The change was primarily due to sources of cash for the settlement of currency forward contract gains in the current year period compared to uses of cash for losses in the prior year.
For the six months ended June 30, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $1.1 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $102 million, partially offset by the February 2025 issuance of 5.4% senior notes with net proceeds of $985 million as well as $25 million of proceeds from the exercise of options and employee stock purchase plans. For the six months ended June 30, 2024, net cash used in financing activities primarily included $1.2 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $48 million of proceeds from the exercise of options and employee stock purchase plans.
In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the six months ended June 30, 2025, we repurchased, through open market transactions, 5.6 million shares under 2023 Share Repurchase Program for a total cost of approximately $957 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of June 30, 2025, $2.3 billion remain authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025

In addition, in August 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on September 18, 2025 to stockholders of record as of the close of business on August 28, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2025 of $208 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar compared to $81 million decrease in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar.
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

	June 30, 2025	December 31, 2024
	(In millions)
Combined Balance Sheets Information:
Current Assets(1)	$12,774	$7,996
Non-Current Assets	10,363	10,495
Current Liabilities (1)	18,509	14,129
Non-Current Liabilities	5,022	5,744

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Combined Statements of Operations Information:
Revenue	$5,130	$10,520
Operating income(2)	242	915
Net income	218	719
Net income attributable to Obligors	223	729
____________________________
(1)Current assets include intercompany receivables with non-guarantors of $336 million as of June 30, 2025 and current liabilities include intercompany payables of $1.2 billion as of December 31, 2024.
(2)Operating income includes net intercompany income with non-guarantors of $370 million for the six months ended June 30, 2025 and $710 million for the year ended December 31, 2024.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2025. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On May 20, 2025, the Eleventh Circuit affirmed the District Court’s dismissal in Del Valle, thereby ending that matter. On May 6, 2025, the Eleventh Circuit dismissed the Trinidad appeal for lack of jurisdiction and denied Plaintiff’s motion for rehearing on June 6, 2025, thereby ending that matter. On July 14, 2025, Plaintiffs in the Mata matter, pending in the U.S. District Court for the Southern District of Florida, filed a third amended complaint. Trial in the CSL matter, pending in the District of Delaware, began on July 29, 2025, and on July 30, 2025, the jury returned a verdict in favor of Expedia.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the second quarter of 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2025	782	$152.98	782	$2,783,204
May 1-31, 2025	1,472	164.36	1,472	2,541,337
June 1-30, 2025	1,570	168.88	1,570	2,276,133
Total	3,824		3,824

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 7, 2025	Expedia Group, Inc.

	By:	/s/ Scott Schenkel
Scott Schenkel
Chief Financial Officer