Form 10-Q
period 2025-09-30
Expedia Group, Inc.
filed 2025-11-07
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 24, 2025, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	117,009,063	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2025

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$4,412	$4,060	$11,186	$10,507
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	376	388	1,110	1,108
Selling and marketing - direct	1,976	1,855	5,653	5,298
Selling and marketing - indirect (1)	211	197	623	580
Technology and content (1)	310	320	955	992
General and administrative (1)	186	229	563	595
Depreciation and amortization	225	211	667	626
Impairment of intangible assets	—	33	—	33
Legal reserves, occupancy tax and other	86	59	88	100
Restructuring and related reorganization charges(1)	6	6	76	72
Operating income	1,036	762	1,451	1,103
Other income (expense):
Interest income	69	67	197	185
Interest expense	(62)	(61)	(178)	(184)
Other, net	88	106	(133)	103
Total other income (expense), net	95	112	(114)	104
Income before income taxes	1,131	874	1,337	1,207
Provision for income taxes	(167)	(190)	(248)	(284)
Net income	964	684	1,089	923
Net (income) loss attributable to non-controlling interests	(5)	—	—	12
Net income attributable to Expedia Group, Inc.	$959	$684	$1,089	$935

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$7.76	$5.28	$8.63	$7.07
Diluted	7.33	5.04	8.18	6.75
Shares used in computing earnings per share (000's):
Basic	123,699	129,758	126,246	132,393
Diluted	131,014	135,732	133,188	138,655
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$3	$3	$10	$9
Selling and marketing	20	19	63	61
Technology and content	34	40	111	120
General and administrative	33	85	106	167
Restructuring and related reorganization charges	—	—	3	8

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$964	$684	$1,089	$923
Currency translation adjustments, net of tax(1)	(8)	33	47	16
Unrealized gains on available for sale securities, net of tax	1	—	1	—
Comprehensive income	957	717	1,137	939
Less: Comprehensive income (loss) attributable to non-controlling interests	5	4	10	(11)
Comprehensive income attributable to Expedia Group, Inc.	$952	$713	$1,127	$950

(1)Currency translation adjustments include tax benefit of approximately $2 million and $1 million for the three and nine months ended September 30, 2025 and tax expense of approximately $8 million for both of the three and nine months ended September 30, 2024.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,826	$4,183
Restricted cash and cash equivalents	1,436	1,391
Short-term investments	344	300
Accounts receivable, net of allowance of $74 and $55	4,482	3,213
Income taxes receivable	40	39
Prepaid expenses and other current assets	722	689
Total current assets	12,850	9,815
Property and equipment, net	2,472	2,413
Operating lease right-of-use assets	302	305
Long-term investments and other assets	1,416	1,698
Deferred income taxes	397	496
Intangible assets, net	797	817
Goodwill	6,874	6,844
TOTAL ASSETS	$25,108	$22,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,082	$2,031
Accounts payable, other	1,133	1,039
Deferred merchant bookings	11,140	8,517
Deferred revenue	164	164
Income taxes payable	63	51
Accrued expenses and other current liabilities	932	766
Current maturities of long-term debt	1,748	1,043
Total current liabilities	17,262	13,611
Long-term debt, excluding current maturities	4,468	5,223
Deferred income taxes	21	19
Operating lease liabilities	262	265
Other long-term liabilities	502	471
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 290,577 and 287,509; Shares outstanding: 117,514 and 123,271
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,449	16,043
Treasury stock - Common stock and Class B, at cost; Shares 180,339 and 171,515	(16,458)	(14,856)
Retained earnings (deficit)	1,540	602
Accumulated other comprehensive income (loss)	(194)	(232)
Total Expedia Group, Inc. stockholders’ equity	1,337	1,557
Non-redeemable non-controlling interests	1,256	1,242
Total stockholders’ equity	2,593	2,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,108	$22,388

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2024	284,861,071	$—	12,799,999	$—	$15,697	166,856,537	$(14,204)	$(381)	$(223)	$1,237	$2,126
Net income								684		—	684
Other comprehensive income, net of taxes									29	4	33
Proceeds from exercise of equity instruments and employee stock purchase plans	1,575,912	—			29						29
Treasury stock activity related to vesting of equity instruments						475,109	(62)				(62)
Common stock repurchases						3,065,558	(407)				(407)
Other changes in ownership of non-controlling interests					(1)			—		3	2
Stock-based compensation expense					165						165
Other							(4)				(4)
Balance as of September 30. 2024	286,436,983	$—	12,799,999	$—	$15,890	170,397,204	$(14,677)	$303	$(194)	$1,244	$2,566

Nine Months Ended September 30, 2024	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2023	282,148,576	$—	12,799,999	$—	$15,398	157,902,985	$(13,023)	$(632)	$(209)	$1,252	$2,786
Net income (loss)								935		(12)	923
Other comprehensive income, net of taxes									15	1	16
Proceeds from exercise of equity instruments and employee stock purchase plans	4,288,407	—			77						77
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						1,294,581	(162)				(162)
Common stock repurchases						11,199,638	(1,479)				(1,479)
Other changes in ownership of non-controlling interests					1			—		3	4
Stock-based compensation expense					416						416
Other					—		(13)	—			(13)
Balance as of September 30, 2024	286,436,983	$—	12,799,999	$—	$15,890	170,397,204	$(14,677)	$303	$(194)	$1,244	$2,566

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2025	289,349,500	$—	12,799,999	$—	$16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086
Net income								959		5	964
Other comprehensive loss, net of taxes									(7)	—	(7)
Payment of dividends to stockholders (declared at $0.40 per share)								(49)			(49)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,227,240	—			25						25
Withholding taxes for stock options					(6)						(6)
Treasury stock activity related to vesting of equity instruments						386,227	(80)				(80)
Common stock repurchases						2,295,477	(451)				(451)
Other changes in ownership of non-controlling interests					—					1	1
Stock-based compensation expense					113						113
Other					—		(3)				(3)
Balance as of September 30, 2025	290,576,740	$—	12,799,999	$—	$16,449	180,338,961	$(16,458)	$1,540	$(194)	$1,256	$2,593

Nine Months Ended September 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income								1,089		—	1,089
Other comprehensive income, net of taxes									38	10	48
Payment of dividends to stockholders (declared at $1.20 per share)								(151)			(151)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,067,945	—			50						50
Withholding taxes for stock options					(6)						(6)
Treasury stock activity related to vesting of equity instruments						962,393	(185)				(185)
Common stock repurchases						7,861,885	(1,408)				(1,408)
Other changes in ownership of non-controlling interests					1					4	5
Stock-based compensation expense					361						361
Other					—		(9)				(9)
Balance as of September 30, 2025	290,576,740	$—	12,799,999	$—	$16,449	180,338,961	$(16,458)	$1,540	$(194)	$1,256	$2,593
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income	$1,089	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	635	582
Amortization of intangible assets	32	44
Impairment of intangible assets	—	33
Amortization of stock-based compensation	293	365
Deferred income taxes	102	66
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(118)	—
Realized gain on foreign currency forwards, net	(163)	(21)
(Gain) loss on minority equity investments, net	125	(121)
Other, net	36	69
Changes in operating assets and liabilities:
Accounts receivable	(1,289)	(1,007)
Prepaid expenses and other assets	(28)	(19)
Accounts payable, merchant	50	(61)
Accounts payable, other, accrued expenses and other liabilities	234	235
Tax payable/receivable, net	9	109
Deferred merchant bookings	2,569	1,690
Net cash provided by operating activities	3,576	2,887
Investing activities:
Capital expenditures, including internal-use software and website development	(585)	(565)
Purchases of investments	(518)	(405)
Sales and maturities of investments	616	43
Other, net	155	26
Net cash used in investing activities	(332)	(901)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	985	—
Payment of long-term debt	(1,044)	—
Purchases of treasury stock	(1,603)	(1,641)
Payment of dividends to stockholders	(151)	—
Proceeds from exercise of equity awards and employee stock purchase plan	50	77
Other, net	16	(26)
Net cash used in financing activities	(1,747)	(1,590)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	191	(11)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,688	385
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	5,574	5,661
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,262	$6,046
Supplemental cash flow information
Cash paid for interest	$211	$197
Income tax payments, net	135	97
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2025
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
In September 2025, the FASB issued new guidance related to accounting for internal-use software, which updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The effective date is for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early application is permitted as of the beginning of an annual reporting period and the transition method may be prospective, modified, or retrospective. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements and disclosures.
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements. For a comprehensive description of our accounting policies, refer to our 2024 Form 10-K.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $320 million as of September 30, 2025 and $319 million as of December 31, 2024.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2024, $7.6 billion of advance cash payments was reported within deferred merchant bookings, $6.4 billion of which was recognized resulting in $948 million of revenue during the nine months ended September 30, 2025. At September 30, 2025, the related balance was $10.0 billion.
At December 31, 2024, $937 million of deferred loyalty rewards related to internally administered loyalty programs was reported within deferred merchant bookings, $730 million of which was recognized within revenue during the nine months ended September 30, 2025. At September 30, 2025, the related balance was $1.1 billion.
Deferred Revenue. At December 31, 2024, $164 million was recorded as deferred revenue, $121 million of which was recognized as revenue during the nine months ended September 30, 2025. At September 30, 2025, the related balance was $164 million.
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

Notes to Consolidated Financial Statements – (Continued)

	September 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$5,826	$4,183
Restricted cash and cash equivalents	1,436	1,391
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$7,262	$5,574
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2025, we recorded approximately $37 million of incremental allowance for expected uncollectible accounts, offset by $18 million of write-offs.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$196	$196	$—
Term deposits and certificates of deposit	161	—	161
U.S. agency securities	7		7
Commercial paper	58	—	58
Investments:
Equity investments	620	620	—
Corporate debt securities	409	—	409
U.S. treasury securities	32	—	32
Asset-backed securities	125	—	125
Term deposits and certificates of deposit	29	—	29
U.S. agency securities	17	—	17
Commercial paper	8	—	8
Total assets measured at fair value on a recurring basis	$1,662	$816	$846

Liabilities
Derivatives:
Foreign currency forward contracts	$22	$—	$22
Cross-currency interest rate swaps	12	—	12
Total liabilities measured at fair value on a recurring basis	$34	$—	$34

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
As of September 30, 2025 and December 31, 2024, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, money market funds and commercial paper with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, most of which are classified as available-for-sale. As of September 30, 2025, we had $344 million of short-term and $276 million of long-term investments primarily classified as available-for-sale, which generally mature within five years. As of December 31, 2024, we had $300 million in short-term and $202 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of approximately $1 million during both the nine months ended September 30, 2025 and 2024. We review our available-for-sale securities on a regular basis for impairment. During both the nine months ended September 30, 2025 and 2024, we did not recognize an allowance for credit-related losses on any of our investments.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of September 30, 2025, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.2 billion. We had a net forward liability of $22 million ($37 million gross forward liability) as of September 30, 2025 and $2 million ($42 million gross forward liability) as of December 31, 2024 recorded in accrued expenses and other current liabilities. We recorded $(56) million and $123 million in net gains (losses) from foreign currency forward contracts during the three months ended September 30, 2025 and 2024, as well as $144 million and $65 million during the nine

Notes to Consolidated Financial Statements – (Continued)

months ended September 30, 2025 and 2024.
From March 2022 to August 2025, we maintained two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026 (the “2022 swaps”), which were designated as net investment hedges of Euro assets. In August 2025, the 2022 swaps were effectively closed out by entering into a swap with offsetting terms, and we de-designated the 2022 swaps and discontinued hedge accounting. Simultaneously Expedia Group entered into a new fixed-to-fixed cross-currency interest rate swap with a notional amount of €220 million and maturity date of February 2028 (the “2025 swap”). The 2025 swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the 2025 swaps was a $12 million liability as of September 30, 2025, recorded in accrued expenses and other current liabilities. The fair value of the 2022 swaps was an asset of $25 million as of December 31, 2024, recorded in long-term investments and other assets. The gain related to these swaps recognized in interest expense was $1 million and $4 million during the nine months ended September 30, 2025 and 2024.
At September 30, 2025 our equity investment represents our investment in Global Business Travel Group, Inc., a publicly traded company. We include this investment in long-term investments and other assets in our consolidated balance sheets. During the nine months ended September 30, 2025 and 2024, we recognized gains (losses) of approximately $(90) million and $93 million within other, net in our consolidated statements of operations related to the fair value changes of this investment.
During the first nine months of 2025, we completed the sale of our equity investment in Despegar.com, Corp. for $187 million in cash. During the nine months ended September 30, 2025 and 2024, we recognized gains of approximately $2 million and $28 million within other, net in our consolidated statements of operations for fair value changes up to the date of the sale in the current year.
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
Minority Investments without Readily Determinable Fair Values. As of September 30, 2025 and December 31, 2024, the carrying values of our minority investments without readily determinable fair values totaled $256 million and $293 million. During the nine months ended September 30, 2025, we recorded $37 million of losses related to a minority investment, resulting from a valuation using an option pricing model that utilized judgmental inputs such as discounts for lack of marketability and estimated exit event timing. During the nine months ended September 30, 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. As of September 30, 2025, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2025	December 31, 2024
	(In millions)
6.25% senior notes due 2025	$—	$1,043
5.0% senior notes due 2026	750	749
0% convertible senior notes due 2026	998	996
4.625% senior notes due 2027	748	747
3.8% senior notes due 2028	997	997
3.25% senior notes due 2030	1,242	1,240
2.95% senior notes due 2031	495	494
5.4% senior notes due 2035	986	—
Total debt(1)	6,216	6,266
Current maturities of long-term debt	(1,748)	(1,043)
Long-term debt, excluding current maturities	$4,468	$5,223
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
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $27 million and $73 million as of September 30, 2025 and December 31, 2024.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.2 billion and $5.1 billion as of September 30, 2025 and December 31, 2024. Additionally, the estimated fair value of the Convertible Notes was approximately $1,018 million and $997 million as of September 30, 2025 and December 31, 2024. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2025, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of September 30, 2025 and December 31, 2024, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans,

Notes to Consolidated Financial Statements – (Continued)

ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $43 million and $45 million as of September 30, 2025 and December 31, 2024, respectively.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
August 7, 2025	$0.40	August 28, 2025	$49	September 18, 2025
In addition, in November 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on December 11, 2025 to stockholders of record as of the close of business on November 19, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.
Treasury Stock
As of September 30, 2025, the Company’s treasury stock was comprised of approximately 173.0 million shares of common stock and 7.3 million Class B shares. As of December 31, 2024, the Company’s treasury stock was comprised of approximately 164.2 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the nine months ended September 30, 2025, we repurchased, through open market transactions, 7.9 million shares under the 2023 Share Repurchase Program for a total cost of $1.4 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $179.05 per share. As of September 30, 2025, $1.8 billion remains authorized for repurchase under the 2023 Share Repurchase Program. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Subsequent to the end of the third quarter of 2025, we repurchased an additional 0.8 million shares for a total cost of $181 million, excluding transaction costs and excise tax, representing an average purchase price of $217.98 per share.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of September 30, 2025 and December 31, 2024 was comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses as of September 30, 2025 of $9 million ($12 million before tax) and foreign currency transaction gains of $19 million ($25 million before tax) as of December 31, 2024 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both September 30, 2025 and December 31, 2024 associated with previously settled Euro-denominated notes that were designated as net investment hedges.

Notes to Consolidated Financial Statements – (Continued)

Note 6 – Earnings Per Share
The following table represents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$959	$684	$1,089	$935
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$7.76	$5.28	$8.63	$7.07
Diluted	7.33	5.04	8.18	6.75
Weighted average number of shares outstanding (000's):
Basic	123,699	129,758	126,246	132,393
Dilutive effect of:
Convertible Notes	3,942	3,921	3,933	3,921
Stock-based awards	3,373	2,053	3,009	2,341
Diluted	131,014	135,732	133,188	138,655
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2025, less than 1 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and nine months ended September 30, 2024, approximately 3 million of outstanding stock awards were excluded.
Note 7 - Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first nine months of 2025, we made the decision to expand these actions. As a result, we recognized $76 million and $72 million in restructuring and related reorganization charges during the nine months ended September 30, 2025 and 2024. The charges were predominately related to employee severance and benefit costs and approximately $9 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of September 30, 2025. Based on current plans which are subject to change, we expect approximately $15 million in additional reorganization charges. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2025, the effective tax rate was 14.7%, compared to 21.7% for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the effective tax rate was 18.5%, compared to 23.5% for the nine months ended September 30, 2024. The change in the effective tax rates for the three-month and nine-month periods was primarily due to a change in unrecognized tax benefits recorded in connection with a U.S. federal income tax audit.
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

Notes to Consolidated Financial Statements – (Continued)

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
Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both September 30, 2025 and December 31, 2024. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
During the third quarter of 2024, we entered into discussions with Italian tax authorities to resolve matters raised in an audit of the 2016 to 2022 tax years regarding the Company’s purported Italian VAT obligations. In 2024, we recorded a reserve for the potential settlement of these matters, consistent with applicable accounting principles and in light of facts and circumstances at that time, in the amount of $107 million. While we continue to believe Expedia Group is compliant with Italian tax laws, in November 2024, we reached an agreement with the Italian tax authorities and paid $71 million for tax years 2016 to 2022. During the third quarter of 2025, we also reached an agreement with the Italian tax authorities related to tax years 2023 and 2024 and paid $33 million.
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
International Withholding Tax. In July 2025, the Guardia di Finanza (“GdF”) of Milan issued a tax audit report to Expedia Group, proposing an amount of unpaid withholding tax to the Italian Tax Authorities (“ITA”) of 150 million Euros ($175 million), excluding penalties and interest, for the years 2017 through 2023. The GdF’s tax audit report purports the Company had an obligation under a 2017 law to withhold and remit 21% income tax from certain short-term rental partners in Italy. In the third quarter of 2025, we entered into discussions with the ITA to resolve this matter. While no tax assessment has been issued and we believe that Expedia Group has been in compliance with Italian tax laws, we recorded a reserve for the

Notes to Consolidated Financial Statements – (Continued)

potential settlement of this matter, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million as of September 30, 2025 within legal reserves, occupancy tax and other in the consolidated statements of operations. Our settlement reserve is based on our reasonable estimate, and the ultimate resolution of the contingency may be greater than the liability recorded.
In the event we ultimately decide not to settle and instead decide to challenge any assessment in court, we may be required to satisfy a pay-to-play requirement.
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
The following tables present our segment information for the three and nine months ended September 30, 2025 and 2024. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,883	$1,392	$137	$—	$4,412
Intersegment revenue	—	—	57	(57)	—
Revenue	$2,883	$1,392	$194	$(57)	$4,412
Less: (1)
Cost of revenue	347	18	6
Selling and marketing - direct	1,032	855	146	(57)
Other segment items (2)	330	117	25	144
Adjusted EBITDA	$1,174	$402	$17	$(144)	$1,449
Depreciation	(135)	(49)	(2)	(29)	(215)
Amortization of intangible assets	—	—	—	(10)	(10)
Stock-based compensation	—	—	—	(90)	(90)
Legal reserves, occupancy tax and other	—	—	—	(86)	(86)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	6	(12)	—	—	(6)
Operating income (loss)	$1,045	$341	$15	$(365)	1,036
Other expense, net					95
Income before income taxes					1,131
Provision for income taxes					(167)
Net income					964
Net loss attributable to non-controlling interests					(5)
Net income attributable to Expedia Group, Inc.					$959

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$2,780	$1,178	$102	$—	$4,060
Intersegment revenue	—	—	58	(58)	—
Revenue	$2,780	$1,178	$160	$(58)	$4,060
Less: (1)
Cost of revenue	359	21	5
Selling and marketing - direct	1,072	721	120	(58)
Other segment items (2)	321	98	21	130
Adjusted EBITDA	$1,028	$338	$14	$(130)	$1,250
Depreciation	(133)	(37)	(1)	(26)	(197)
Amortization of intangible assets	—	—	—	(14)	(14)
Impairment of intangible assets	—	—	—	(33)	(33)
Stock-based compensation	—	—	—	(147)	(147)
Legal reserves, occupancy tax and other	—	—	—	(59)	(59)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(6)	(6)
Realized (gain) loss on revenue hedges	(16)	(16)	—	—	(32)
Operating income (loss)	$879	$285	$13	$(415)	762
Other income, net					112
Income before income taxes					874
Provision for income taxes					(190)
Net income					684
Net loss attributable to non-controlling interests					—
Net income attributable to Expedia Group, Inc.					$684

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,318	$3,548	$320	$—	$11,186
Intersegment revenue	—	—	163	(163)	—
Revenue	$7,318	$3,548	$483	$(163)	$11,186
Less: (1)
Cost of revenue	999	84	14	—
Selling and marketing - direct	3,239	2,184	393	(163)
Other segment items (2)	961	331	70	421
Adjusted EBITDA	$2,119	$949	$6	$(421)	$2,653
Depreciation	(408)	(138)	(4)	(85)	(635)
Amortization of intangible assets	—	—	—	(32)	(32)
Stock-based compensation	—	—	—	(293)	(293)
Legal reserves, occupancy tax and other	—	—	—	(88)	(88)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(73)	(73)
Realized (gain) loss on revenue hedges	(31)	(50)	—	—	(81)
Operating income (loss)	$1,680	$761	$2	$(992)	1,451
Other expense, net					(114)
Income before income taxes					1,337
Provision for income taxes					(248)
Net income					1,089
Net loss attributable to non-controlling interests					—
Net income attributable to Expedia Group, Inc.					$1,089

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$7,198	$3,060	$249	$—	$10,507
Intersegment revenue	—	—	149	(149)	—
Revenue	$7,198	$3,060	$398	$(149)	$10,507
Less: (1)
Cost of revenue	997	87	13
Selling and marketing - direct	3,269	1,859	319	(149)
Other segment items (2)	1,035	341	66	379
Adjusted EBITDA	$1,897	$773	$—	$(379)	$2,291
Depreciation	(395)	(104)	(4)	(79)	(582)
Amortization of intangible assets	—	—	—	(44)	(44)
Impairment of intangible assets	—	—	—	(33)	(33)
Stock-based compensation	—	—	—	(365)	(365)
Legal reserves, occupancy tax and other	—	—	—	(100)	(100)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(64)	(64)
Realized (gain) loss on revenue hedges	5	(5)	—	—	—
Operating income (loss)	$1,507	$664	$(4)	$(1,064)	1,103
Other expense, net					104
Income before income taxes					1,207
Provision for income taxes					(284)
Net income					923
Net loss attributable to non-controlling interests					12
Net income attributable to Expedia Group, Inc.					$935
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

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Business Model:
Merchant	$3,096	$2,805	$7,766	$7,228
Agency	955	953	2,459	2,469
Advertising, media and other	361	302	961	810
Total revenue	$4,412	$4,060	$11,186	$10,507
Service Type:
Lodging	$3,604	$3,317	$8,933	$8,407
Air	101	104	313	330
EG Advertising(1)	194	167	550	464
trivago Advertising	137	102	320	249
Other(2)	376	370	1,070	1,057
Total revenue	$4,412	$4,060	$11,186	$10,507
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
Trends
Global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, have contributed to an increasingly complex business environment and uncertainty for the travel industry. During the first half of 2025, we experienced weaker than expected travel demand in the United States. While conditions improved in the third quarter of 2025, the market remains dynamic, and if pressures are intensified or sustained, travel behaviors may be impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2025, lodging accounted for 82%. Room nights booked grew 11% in the third quarter of 2025, as compared to growth of 9% in 2024 and 12% in 2023. Average Daily Rates (“ADRs”) booked for Expedia Group increased 2% in the third quarter of 2025, decreased 1% in 2024 and decreased 2% in 2023.
As of September 30, 2025, our global lodging marketplace has over 3.5 million total lodging properties available. Our Vrbo brand has over 2.5 million online bookable alternative accommodations listings. Our other brands have approximately 1 million hotels and alternative accommodations.
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
Air
In early 2024, U.S. domestic air capacity exceeded demand, putting pressure on domestic airfares, but this rationalized by September 2024 with domestic fares inflecting back to growth. Our air bookings grew in the third quarter of 2025 compared to the same period in 2024 but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 5% in the third quarter of 2025, 6% in 2024 and 4% in 2023. As a percentage of our total worldwide revenue in the third quarter of 2025, air accounted for 2%.
Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the third quarter of 2025, we generated $194 million of advertising revenue from EG Advertising, a 16% increase from the same period in 2024.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In 2023, trivago adapted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth. During the fourth quarter of 2024, trivago returned to revenue growth. In the third quarter of 2025, the growth continued and we generated $137 million of third-party revenue from trivago, a 34% increase from the same period in 2024.
As a percentage of our total worldwide revenue in the third quarter of 2025, total advertising and media accounted for 7%.
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
We also launched One Key in the United States and United Kingdom, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. Recently, One Key was expanded to 11 new markets across the globe on Brand Expedia.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Gross Bookings
B2C	$21,343	$20,026	7%	$65,523	$63,713	3%
B2B	9,384	7,472	26%	27,064	22,786	19%
trivago (1)	—	—	N/A	—	—	N/A
Total gross bookings	$30,727	$27,498	12%	$92,587	$86,499	7%
Revenue Margin
B2C	13.5%	13.9%		11.2%	11.3%
B2B	14.8%	15.8%		13.1%	13.4%
trivago (1)	N/A	N/A		N/A	N/A
Total revenue margin (1)	14.4%	14.8%		12.1%	12.1%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 12% and 7% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by lodging gross bookings in our hotel business. Booked room nights for our lodging business increased 11% and 8% for the three and nine months ended September 30, 2025 primarily driven by growth outside of the United States.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,883	$2,780	4%	$7,318	$7,198	2%
B2B	1,392	1,178	18%	3,548	3,060	16%
trivago (Third-party revenue)	137	102	34%	320	249	29%
Total revenue	$4,412	$4,060	9%	$11,186	$10,507	6%
Revenue increased 9% and 6% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, on growth in our B2B segment resulting from increased lodging revenue and its strong international exposure.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,604	$3,317	9%	$8,933	$8,407	6%
Air	101	104	(4)%	313	330	(5)%
EG Advertising	194	167	16%	550	464	18%
trivago Advertising	137	102	34%	320	249	29%
Other	376	370	2%	1,070	1,057	1%
Total revenue	$4,412	$4,060	9%	$11,186	$10,507	6%

Lodging revenue increased 9% and 6% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by an increase in room nights stayed in our hotel business.
Air revenue decreased 4% and 5% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to lower revenue per ticket, partially offset by higher air tickets sold.
EG Advertising revenue increased 16% and 18% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to momentum across all of our core product offerings, the addition of new partners and delivery of new offerings. trivago Advertising revenue increased 34% and 29% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, driven by its strategic focus on brand rebuilding in the past two years.
All other revenue, which includes insurance, car, cruise and activities, remained relatively consistent during the three ended and nine months ended September 30, 2025, compared to the same periods in 2024.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$3,096	$2,805	10%	$7,766	$7,228	7%
Agency	955	953	—%	2,459	2,469	—%
Advertising, media and other	361	302	20%	961	810	19%
Total revenue	$4,412	$4,060	9%	$11,186	$10,507	6%
The increase in merchant revenue for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to an increase in merchant lodging revenue. Agency revenue remained relatively consistent for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. Advertising, media and other increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to an increase in EG Advertising and trivago advertising revenue.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Direct costs	$303	$315	(4)%	$891	$879	1%
Personnel and overhead	73	73	—%	219	229	(4)%
Total cost of revenue	$376	$388	(3)%	$1,110	$1,108	—%
% of revenue	8.5%	9.6%		9.9%	10.5%
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
Cost of revenue decreased $12 million during the three months ended September 30, 2025 and remained consistent during the nine months ended September 30, 2025, compared to the same periods in 2024, as ongoing initiatives continued to drive transactional efficiencies, particularly in payments and customer service.

Selling and Marketing - Direct and Indirect

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$1,976	$1,855	7%	$5,653	$5,298	7%
% of revenue	44.8%	45.7%		50.5%	50.4%
Selling and marketing - indirect	211	197	7%	623	580	7%
% of revenue	4.8%	4.9%		5.6%	5.5%
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
Selling and marketing - direct increased $121 million and $355 million during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by an increase in B2B partner commissions to support revenue growth. Selling and marketing - indirect costs increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by an increase in average salaries and return to office costs.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$218	$228	(4)%	$690	$717	(4)%
Other	92	92	1%	265	275	(4)%
Total technology and content	$310	$320	(3)%	$955	$992	(4)%
% of revenue	7.0%	7.9%		8.5%	9.4%
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
Technology and content expense decreased $10 million and $37 million during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to lower salary and personnel costs as well as initiatives to optimize cloud spending.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$140	$193	(27)%	$437	$485	(10)%
Professional fees and other	46	36	27%	126	110	13%
Total general and administrative	$186	$229	(19)%	$563	$595	(5)%
% of revenue	4.2%	5.6%		5.0%	5.7%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense decreased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to the prior year acceleration of approximately $51 million of stock-based compensation expense related to the departure of our Vice Chairman, partially offset by an increase in miscellaneous items including return to office costs.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Depreciation	$215	$197	9%	$635	$582	9%
Amortization of intangible assets	10	14	(27)%	32	44	(28)%
Total depreciation and amortization	$225	$211	7%	$667	$626	7%
Depreciation increased $18 million and $53 million during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily as a result of increased depreciation related to capitalized website development costs. Amortization of intangible assets decreased $4 million and $12 million during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to the completion of amortization related to certain intangible assets.

Impairment of Goodwill and Intangible Assets
During the three and nine months ended September 30, 2024, we recognized intangible impairment charges of $33 million related to an indefinite-lived trade name within our trivago segment. See Note 3 – Fair Value Measurements in the notes to the consolidated financial statements for further information.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$86	$59	45%	$88	100	(12)%
% of revenue	1.9%	1.4%		0.8%	0.9%
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as legal reserves and certain other items.
Legal reserves, occupancy tax and other for the three and nine months ended September 30, 2025, primarily included $90 million related to an Italian withholding tax settlement reserve.
Legal reserves, occupancy tax and other for the three months ended September 30, 2024, primarily included $92 million charge related to an Italian VAT settlement reserve, partially offset by net reductions to our reserve of $33 million related to hotel occupancy and other taxes due to the favorable resolution of a tax related case. In addition, the nine months ended September 30, 2024 also included a $30 million charge related to digital service taxes for fiscal years 2022 and 2023 retroactively enacted by Canada in June 2024 and our donation of $20 million as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle, partially offset by an additional net reduction of our reserve of $9 million for the favorable resolution of another tax related case.
Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which have resulted in headcount reductions. During the first nine months of 2025, we made the decision to expand these actions. As a result, we recognized $76 million and $72 million in restructuring and related reorganization charges during the nine months ended September 30, 2025 and 2024, which were predominately related to employee severance and benefits costs. Based on current plans which are subject to change, we expect approximately $15 million in additional reorganization charges. These costs could be higher or lower should we make additional decisions in future periods that impact our reorganization efforts.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Operating income	$1,036	$762	36%	$1,451	$1,103	32%
% of revenue	23.5%	18.8%		13.0%	10.5%
During the three and nine months ended September 30, 2025, the increase in operating income was primarily due to a growth in revenue in excess of operating costs in the current year periods.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
B2C	$1,174	$1,028	14%	$2,119	$1,897	12%
B2B	402	338	19%	949	773	23%
trivago	17	14	22%	6	—	N/A
Unallocated overhead costs (Corporate)	(144)	(130)	10%	(421)	(379)	11%
Total Adjusted EBITDA (1)	$1,449	$1,250	16%	$2,653	$2,291	16%
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
Our B2C segment Adjusted EBITDA increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024 as a result of revenue growth and disciplined cost management, particularly in direct selling and marketing. Our B2B segment experienced an improvement in Adjusted EBITDA during the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily as a result of strong revenue growth and margin expansion in the year-to-date period. Our trivago segment Adjusted EBITDA increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of revenue growth, partially offset by higher direct selling and marketing expenses.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Interest income	$69	$67	2%	$197	$185	6%
Interest expense	(62)	(61)	1%	(178)	(184)	(3)%

Interest income increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of higher average cash and investment balances, partially offset by lower rates of return. Interest expense remained consistent for the three months ended September 30, 2025, compared to the same period in 2024. For the nine months ended September 30, 2025, interest expense decreased primarily due to the February 2025 senior notes issuance with a lower interest rate than the senior notes paid off during the year.

Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)
Foreign exchange rate gains (losses), net	$(40)	$32	$—	$(29)
Gains (losses) on minority equity investments, net	133	74	(125)	121
Other	(5)	—	(8)	11
Total other, net	$88	$106	$(133)	$103
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$167	$190	(12)%	$248	$284	(13)%
Effective tax rate	14.7%	21.7%		18.5%	23.5%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2025, the effective tax rate was 14.7%, compared to 21.7% for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the effective tax rate was 18.5%, compared to 23.5% for the nine months ended September 30, 2024. The change in the effective tax rates for the three-month and nine-month periods was primarily due to a change in unrecognized tax benefits recorded in connection with a U.S. federal income tax audit.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA makes permanent key provisions of the Tax Cuts and Jobs Act of 2017, provides for immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. As of September 30, 2025, the Company has completed our initial assessment of the OBBBA provisions, which are not expected to have a material impact on our 2025 consolidated statement of operations. For the three months ended September 30, 2025, we recorded a decrease to our consolidated deferred tax assets, reflecting our election to accelerate the deduction of capitalized domestic research and development costs. We will continue to evaluate the effect of this legislation.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In millions)
Net income attributable to Expedia Group, Inc.	$959	$684	$1,089	$935
Net income (loss) attributable to non-controlling interests	5	—	—	(12)
Provision for income taxes	167	190	248	284
Total other (income) expense, net	(95)	(112)	114	(104)
Operating income	1,036	762	1,451	1,103
Gain (loss) on revenue hedges related to revenue recognized	6	32	81	—
Restructuring and related reorganization charges, excluding stock-based compensation	6	6	73	64
Legal reserves, occupancy tax and other	86	59	88	100
Stock-based compensation	90	147	293	365
Depreciation and amortization	225	211	667	626
Impairment of intangible assets	—	33	—	33
Adjusted EBITDA	$1,449	$1,250	$2,653	$2,291
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $6.2 billion and $4.5 billion at September 30, 2025 and December 31, 2024. As of September 30, 2025, the total cash and cash equivalents and short-term investments held outside the United States was $468 million ($321 million in wholly-owned foreign subsidiaries and $147 million in majority-owned subsidiaries). Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at September 30, 2025.
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
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2025, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2025, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Nine months ended September 30,
	2025	2024	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,576	$2,887	$689
Investing activities	(332)	(901)	569
Financing activities	(1,747)	(1,590)	(157)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	191	(11)	202
For the nine months ended September 30, 2025, net cash provided by operating activities increased compared to the prior year period due to higher working capital benefits driven mostly from an increase in deferred merchant bookings as well as higher operating income after adjusting for impacts of depreciation and amortization.
For the nine months ended September 30, 2025, net cash used in investing activities was $332 million compared to $901 million used in the prior year period. The change was primarily due to net sales and maturities of investments in the current year compared to net purchases of investments in the prior year.
For the nine months ended September 30, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $1.6 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $151 million, partially offset by the February 2025 issuance of 5.4% senior notes with net proceeds of $985 million as well as $50 million of proceeds from the exercise of options and employee stock purchase plans. For the nine months ended September 30, 2024, net cash used in financing activities primarily included $1.6 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $77 million of proceeds from the exercise of options and employee stock purchase plans.
In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the nine months ended September 30, 2025, we repurchased, through open market transactions, 7.9 million shares under 2023 Share Repurchase Program for a total cost of approximately $1.4 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of September 30, 2025, $1.8 billion remain authorized for repurchase under the

2023 Share Repurchase Program. Our 2023 Share Repurchase Programs does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine Months Ended September 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
August 7, 2025	$0.40	August 28, 2025	$49	September 18, 2025
In addition, in November 2025, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.40 per share of outstanding common stock payable on December 11, 2025 to stockholders of record as of the close of business on November 19, 2025. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2025 of $191 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar compared to $11 million decrease in the prior year period reflecting a net depreciation in foreign currencies relative to the U.S. dollar.
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

	September 30, 2025	December 31, 2024
	(In millions)
Combined Balance Sheets Information:
Current Assets(1)	$11,099	$7,996
Non-Current Assets	10,237	10,495
Current Liabilities (1)	16,429	14,129
Non-Current Liabilities	5,012	5,744

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Combined Statements of Operations Information:
Revenue	$8,683	$10,520
Operating income(2)	1,147	915
Net income	955	719
Net income attributable to Obligors	955	729
____________________________
(1)Current assets include intercompany receivables with non-guarantors of $479 million as of September 30, 2025 and current liabilities include intercompany payables of $1.2 billion as of December 31, 2024.
(2)Operating income includes net intercompany income with non-guarantors of $424 million for the nine months ended September 30, 2025 and $710 million for the year ended December 31, 2024.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2025. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On September 5, 2025, the court in the Echevarria matter granted defendants’ motion for judgment as a matter of law and set aside the jury verdict and entered judgment in favor of defendants. On October 9, 2025, plaintiff filed a notice of appeal to the Eleventh Circuit Court of Appeals.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the third quarter of 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
July 1-31, 2025	994	$181.47	994	$2,095,750
August 1-31, 2025	456	190.71	456	2,008,787
September 1-30, 2025	845	217.37	845	1,825,002
Total	2,295		2,295

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 6, 2025	Expedia Group, Inc.

	By:	/s/ Scott Schenkel
Scott Schenkel
Chief Financial Officer