Form 10-K
period 2025-12-31
Expedia Group, Inc.
filed 2026-02-13
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2025, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $19,967,985,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

Class	Outstanding Shares at January 30, 2026 were approximately,
Common stock, $0.0001 par value per share	117,011,421	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares
Documents Incorporated by Reference

Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual report on Form 10-K where indicated.	Part III

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2025

Expedia Group, Inc.
Form 10-K
For the Year Ended December 31, 2025
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

Part I. Item 1. Business
Overview
Expedia Group, Inc. is the global travel marketplace with one purpose: to help travelers explore the world, one journey at a time. We connect travelers, partners, and advertisers throughout our trusted brands, leading technology, and rich first-party data, delivering predictive, personalized experiences that shape the future of travel. We leverage our supply portfolio, platform and technology capabilities across an extensive portfolio of consumer brands, and provide solutions to our business partners, to empower travelers to efficiently research, plan, book and experience travel.
At the end of 2025, we had approximately 3.6 million lodging properties available, including approximately 2.4 million online bookable alternative accommodations through Vrbo, approximately 1.2 million hotels and alternative accommodations through our other brands, over 500 airlines, packages, rental cars, cruises, insurance, as well as activities and experiences.
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
Historical Development
Nearly 30 years ago, we began operations as one of the first online travel agencies (“OTAs”) and played a significant role in revolutionizing and democratizing travel, by empowering customers to manage their own travel plans. We did so by building and then leveraging proprietary technology to connect partners and their respective inventory to those travelers, while unlocking the marketplace for travel to other businesses as well. Since then, the travel industry has experienced significant transformation, including the material shift from offline to online travel booking. This transformation led to many years of exciting growth for OTAs along with increased competition. In order to remain innovative and competitive, we made several strategic acquisitions, which materially expanded the breadth and depth of our Company. Much of our strategy leading up to the COVID-19 pandemic focused on our brands competing aggressively for share all around the world, each with their own offerings and benefits. However, it also created certain complexities and inefficiencies over time.
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

Moreover, to streamline activities and enhance focus on our core businesses, we shut down or sold a number of businesses since the beginning of 2020, including Egencia, a travel management company focused on corporate travel, in November 2021 and shifted to a 10-year lodging supply agreement with its purchaser, American Express Global Business Travel (“GBT”). The result of these cumulative actions enables more focus on improving the overall experience for our travelers.
As part of our platform operating model strategy, we migrated both the Hotels.com and Vrbo front-end stacks onto the Brand Expedia stack and created one unified front-end stack in 2023, which increases our test-and-learn capacity and feature release velocity while also providing a scalable and efficient base to operate upon. We also launched One Key in the United States, which serves as the unified loyalty program under Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem awards across these brands and access our range of products such as air, hotels and alternative accommodations. In 2024, we rolled out One Key in the United Kingdom and, in 2025, we continued to expand the program with the majority of Expedia Rewards members migrating to One Key. In 2024, we also introduced general managers to lead each of our core consumer brands in order to highlight each brand’s distinct value proposition and improve accountability, while also leveraging the scale and efficiency of our unified tech platform. With greatly improved product driven by the latest in machine learning and artificial intelligence capabilities, we believe we will continue to drive greater retention, repeat and direct business.
Market Opportunity and Business Strategy
Expedia Group is one of the world’s largest online travel companies, yet our gross bookings represent a single-digit percentage of total worldwide travel spending highlighting the size of our market opportunity. Phocuswright estimates global travel spending, inclusive of alternative accommodations and tours and activities, at over $2 trillion in 2026.
Our focus is to: leverage our brand, supply, and platform technology strength, to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers. During 2025, we have used artificial intelligence (“AI”) to amplify our strategic priorities. We have leveraged AI by integrating it into our products and technology as well as to drive efficiencies from enhancing developer productivity and improving resolution speed in our customer service teams.
Leverage Brand and Supply Strength to Power the Travel Ecosystem. We believe the strength of our core brand portfolio and consistent enhancements to our product and service offerings, combined with our global scale and broad-based supply, drive increasing value to customers and customer demand. With our significant global audience of travelers, and our deep and broad selection of travel products, we are also able to provide value to supply partners seeking to grow their business through sophisticated technology, a better understanding of travel retailing and reaching consumers in markets beyond their reach. Our deep product and supply footprint allows us to tailor offerings to target different types of consumers and travel needs, employ geographic segmentation in markets around the world, and leverage brand differentiation, among other benefits. We also market to consumers through a variety of channels, including internet search, metasearch and social and digital media. In 2025, we continued our investments in global market expansion beyond our core markets.
Our portfolio of brands, operated and organized by reportable segment are as follows:
B2C. Our B2C segment provides a full range of travel and advertising services to our worldwide customers through recognized consumer brands that target a variety of customer segments and geographic regions with tailored offerings. Our portfolio of B2C brands includes:
•Expedia. Brand Expedia is a leading full-service online travel brand in a wide range of countries around the world offering a wide selection of travel products and services.
•Hotels.com. Hotels.com focuses on lodging accommodations.
•Vrbo. Vrbo operates an online marketplace for alternative accommodations with localized websites around the world, as well as other regional alternative accommodation brands.
•Other portfolio brands. Includes Orbitz, Travelocity, ebookers and Wotif Group, among others.
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

Expedia’s B2B partners can benefit from our technology and supply in the way that best suits their business. This includes connecting to Expedia Group's travel content through our API, Rapid; adopting one of our customized white label or co-branded ecommerce template solutions; or using our powerful agent booking tool, Expedia Travel Affiliate Agent Program ("TAAP"). We also offer an “optimized distribution” product to help hotel suppliers distribute wholesale rates through authorized channels.
trivago. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. trivago N.V. is our majority-owned hotel metasearch company, based in Dusseldorf, Germany. The online platform gives travelers access to price comparisons from hundreds of booking websites for millions of hotels and other accommodations. Officially launched in 2005, trivago is a leading global brand in hotel search and can be accessed worldwide. The company is listed on the Nasdaq Global Select Market and trades under the symbol “TRVG.”
Leverage Our Platform to Deliver More Rapid Product Innovation Resulting in Better Traveler Experiences. We have coordinated our technology, product, data engineering, and data science teams in order to build services and capabilities that can be leveraged across our business units to provide value-add services to our travel suppliers and serve our end customers. The synergies in our team structure enable us to deliver more scalable services and operate more efficiently with our core B2C brands benefiting from a unified technology front-end infrastructure. Going forward, we expect to continue to cement our leadership in the B2B segment as our B2B business also benefits from all the work we have done in product and technology for our B2C brands.
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
We also launched One Key in the United States and United Kingdom, which serves as a unified loyalty program for Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. Recently, One Key was expanded to a number of new Brand Expedia markets across the globe with the majority of Expedia Rewards members now migrated to the program.
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
Today our websites and apps are powered primarily through cloud platforms and, to a lesser extent, legacy company-owned data centers. For our legacy company-owned data centers, our systems infrastructure and web and database servers are housed in various locations, mainly in the United States, which have 24-hour monitoring and engineering support. These data centers have their own generators and multiple back-up systems. For some critical systems, we have both production and disaster-recovery facilities. Our technology systems are subject to certain risks, which are described below in Part I. Item 1A. Risk Factors.
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
For the year ended December 31, 2025, we had total revenue of $14.7 billion, with merchant, agency and advertising, media and other accounting for 70%, 22%, and 8% of total revenue, respectively.
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
Our marketing channels primarily include brand advertising through online and offline channels, loyalty programs, mobile apps, search engine marketing and optimization as well as metasearch, social media, direct and/or personalized traveler communications on our websites as well as through direct e-mail communication with our travelers. Our marketing programs and initiatives include promotional offers such as coupons as well as seasonal or periodic special offers from our travel suppliers based on our supplier relationships. More recently, we unified our existing loyalty programs into one global rewards platform called One Key spanning our core consumer brands, which launched in the United States in 2023, United Kingdom in 2024 and to a number of new markets across the globe on Brand Expedia in 2025 with the majority of Expedia Rewards members now migrated to the new program.
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

We developed proprietary technology to assist both hotel and alternative accommodation suppliers in managing and marketing their supply, whether this is direct through our proprietary central reservation tools or through third-party channel managers. Our “direct connect” technology allows suppliers to upload information about available products and services and rates directly from their central reservation systems and dynamically manage reservations and traveler needs through our messaging and chat platforms. Marketing tools assist hotels and alternative accommodations in tailoring demand to their requirements and our revenue management product provides pricing insights. We also offer an “Optimized Distribution” product to help hotel suppliers distribute wholesale rates through authorized channels. Our suite of white label website offerings power hotel, and package bookings on suppliers’own websites.
Vrbo’s alternative accommodation listing services offers our supply partners a set of tools to help them manage an availability calendar, respond to customer inquiries, edit the content of a property listing, as well as provide various other services to manage reservations or drive incremental sales volume.
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
Competition
Our brands compete in rapidly evolving and intensely competitive markets. We believe international markets represent especially large opportunities for Expedia Group and those of our competitors that wish to expand their brands and businesses to achieve global scale. We also believe that Expedia Group is one of only a few companies that are focused on building a truly global, travel marketplace. Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online companies including search, social media, marketplace, generative artificial intelligence ("Gen AI") and ride sharing businesses, companies offering AI agents, B2B businesses, as well as traditional consumer ecommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. In some cases, competitors are offering more favorable terms and improved interfaces and technology to suppliers and travelers which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.
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
We have a formal patent program with a Patent Review Committee for evaluating our innovations and determining the appropriateness of filing for patents to protect inventions and obtaining licenses in patents as circumstances may warrant. We continue to devote resources to seek patent protection for Expedia Group’s innovations in the United States and multiple foreign jurisdictions. We also regularly evaluate our patent portfolio and, as appropriate, acquire patent assets to address gaps, enhance existing holdings, or provide coverage for our current and planned business activities. In addition, when necessary, we may acquire patent assets or obtain licenses, including in connection with resolving or mitigating patent infringement claims and other intellectual property disputes.
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
Regulation
We must comply with laws and regulations relating to the travel industry, the alternative accommodation industry, internet businesses, and the provision of travel services, including registration in various states as “sellers of travel” and compliance with certain disclosure requirements and participation in state restitution funds. We are also subject to certain state insurance laws and regulations in connection with the travel insurance products offered through our platforms. In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility. The Federal Trade Commission has also adopted rules, and numerous states have passed laws, requiring that all mandatory fees for hotel rooms and other travel services be included in the price displayed to consumers. We are also increasingly subject to new and evolving short-term rental laws and regulations that impose additional property registration, disclosure and data provision requirements.
In international markets, we are increasingly subject to laws and regulations applicable to travel agents or tour operators in those markets, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and digital service taxes, and laws regulating the provision of travel packages. For example, the European Economic Community Council Directive on Package Travel, Package Holidays and Package Tours imposes various obligations upon marketers of travel packages, such as disclosure obligations to consumers and liability to consumers for improper performance of the package, including supplier failure. Additionally, we must comply with an expanding array of international laws and regulations aimed at online businesses, including the European Union’s Digital Services Act, DAC7, the EU AI Act and the EU Short Term Rental law, which impose among other obligations, new information gathering and reporting requirements as well as obligations to respond to inquiries about website content.
We are also subject to consumer protection, privacy and consumer data, payments, labor, economic and trade sanction programs, tax, and anti-trust and competition laws and regulations around the world that are not specific to the travel industry. With respect to consumer protection, the United Kingdom and other national authorities have increased their focus on information provided on websites, including reviews of product and services. With respect to privacy, the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA) came into force in January 2023 and applies enhanced data protection requirements in the State of California similar to those that have existed since 2018 under the European Union's General Data Protection Regulation (GDPR). Numerous other U.S. states have passed similar laws, and data protection laws are being discussed in a number of other jurisdictions. Additionally, laws in the European Union and certain other jurisdictions restrict the use of cookies and similar tracking technologies, requiring user consent for certain data collection practices. These data protection/privacy laws add compliance complexity, risks, and costs.
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
Human Capital Management
At Expedia Group, our mission is to power global travel for everyone, everywhere. We believe travel is a force for good, and we are committed to making it more accessible and enjoyable for everyone. As of December 31, 2025, we have a team of approximately 16,000 employees across nearly 50 countries focused on using our extensive data and technology to create amazing travel experiences. As of December 31, 2025, approximately one half of our people work in technology roles.
We aim to go above and beyond to take care of our people – by providing opportunities for them to grow and develop, benefits that fuel their passion for travel and resources that foster their well-being. While competition for talent is fierce, particularly in the United States and in Seattle where our headquarters are located, we believe we offer something different: an opportunity to strengthen connections, broaden horizons and bridge divides through travel. We know the power of travel and understand the amazing things we can achieve by making it more accessible to everyone. And we are focused on attracting and retaining the best and brightest people to help us do that. To that end, we offer competitive compensation, talent development and training opportunities and differentiated benefits, including healthcare and retirement programs, expanded telehealth options, a wellness and travel allowance, an employee assistance program, financial education tools, a global resource for parental leaves and family building advice, an employee stock purchase program, time-off programs, volunteer days off, a transportation program, and travel discounts, among others. We continuously evolve our benefits to meet changing employee needs.
We are deeply committed to diversity because we believe it drives innovation, strengthens relationships with travelers, and creates a workplace where everyone feels valued and can contribute long-term. As a travel company that serves travelers around the world, we believe that when our team reflects the diversity of our travelers, and operates in an environment where they feel included, we create better experiences which leads to better business results.
Equity Ownership and Vote
As of December 31, 2025, there were approximately 117.0 million shares of Expedia Group common stock and approximately 5.5 million shares of Expedia Class B common stock (the "Class B Shares") outstanding. Expedia Group stockholders are entitled to one vote for each share of common stock and ten votes for each share of Class B common stock outstanding.
As of December 31, 2025, Mr. Diller, our Chairman and Senior Executive, through trusts over which he and his spouse have investment or voting power, and The Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation (the “Family Foundation”), on whose board of directors Mr. Diller and certain of his family members serve as directors, collectively owned 100% (5,523,452 shares) of Expedia Group’s outstanding Class B common stock (and, assuming conversion of all shares of Class B common stock into shares of common stock, collectively owned approximately 4.6% of Expedia Group’s outstanding common stock), representing approximately 32% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding.
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
Additional Information
Company Website and Public Filings. We maintain a corporate website at www.expediagroup.com. Except as explicitly noted, the information on our website and apps, as well as the websites and apps of our various brands and businesses, is not incorporated by reference in this Annual Report on Form 10-K, or in any other filings with, or in any information furnished or submitted to, the SEC. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. In addition, the SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on the SEC's website referred to above in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

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
The market for the services we offer is intensely competitive and constantly evolving. We currently, or may in the future, compete globally with a wide variety of providers of travel-related services including:

•	OTAs such as Booking.com, alternative accommodation providers such as Airbnb, and travel metasearch services;

•	large online companies, including in search, social media, marketplace, Gen AI, and ride sharing;

•	travel service suppliers (including hotels, airlines and car rental companies), who may offer favorable rates or other benefits to encourage bookings on their direct channels;

•	traditional travel agencies, corporate travel management service providers, wholesalers, and tour operators;

•	companies offering AI agents powered by Gen AI that can perform or facilitate travel-related services, such as digital assistants; and

•	B2B businesses offering competing software solutions and technology services, including those of other online travel agencies and global distribution systems.
Some of our competitors have significant advantages such as greater financial resources or name recognition, more advanced technology systems, more consumers and consumer data, more favorable offerings, including pricing and supply breadth, or may be able to leverage other aspects of their business for competitive advantage. For example, Google has used its search market position to promote its own travel services, potentially disintermediating our platform, and may be able to leverage the data it collects on users to the detriment of us and other OTAs.
The rapid emergence and adoption of generative and agentic AI is likely to further intensify competition for our services from established technology companies and new market entrants who may deploy AI-driven travel search, planning, and booking capabilities more effectively or rapidly than we can. If we are unable to successfully innovate and integrate advanced AI capabilities into our own products, or if consumer behavior shifts toward AI-driven platforms where we lack a significant presence, we may experience a loss of market share, reduced direct-booking rates, and increased marketing expenses as we compete for visibility. Any failure to effectively navigate this "agentic" revolution could have a material adverse effect on our business, financial condition, and results of operations.
Our OTA and alternative accommodation provider competitors are also increasingly expanding the range of travel services they offer, thereby further intensifying the competitive environment. In recent years, Airbnb has expanded into tours, activities, and hotel bookings, and discussed expansion into flight bookings, and Booking.com has expanded its flight booking services. Some competing metasearch websites have also looked to add various forms of direct or assisted booking functionality to their sites in direct competition with certain of our brands and other participants or existing competitors may begin to offer or expand other services to the travel industry that compete with the services we offer to our travelers, our travel industry affiliates and partners, or our corporate clients. In other cases, our competitors and potential competitors offer a variety of online services, many of which are used by consumers more frequently than online travel services or have created "super-apps" where consumers can use such various services without leaving the company's app. A competitor that has established other, more frequent online or app-based interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can.
We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or on platforms that may emerge, or offer differentiated products and services to our travelers. Failure to compete effectively against existing or new competitors could result in loss of market share and reduced margins, which could have a material adverse effect on our business, financial condition, and results of operations.
Declines or disruptions in the travel industry could adversely affect our business and financial performance.
Our business and financial performance are affected by the overall health of the worldwide travel industry. Factors beyond our control that have in the past and could in the future materially and adversely affect the travel industry and demand in general and our business in particular include:

•
adverse macroeconomic and geopolitical conditions, such as slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, heightened bankruptcies or liquidations, significant changes in oil prices, trade disruptions, and currency fluctuations;

•	political instability, including increased incidents of actual or threatened terrorism, and conflicts (such as the war in Ukraine and the Israel-Hamas war), and geopolitical tensions that may impact travel behaviors;

•	major public health issues, including pandemics such as the COVID-19 pandemic;

•	fluctuations in hotel supply, occupancy and Average Daily Rates ("ADRs");

•	changes in airline capacity and airline ticket prices;

•	the imposition of taxes or surcharges by regulatory authorities;

•	extreme weather or natural disasters, including hurricanes, fires, floods, and droughts (the impacts and frequency of which could be further exacerbated by climate change) and resultant damage, including property destruction and prolonged loss of utilities;

•	continued air carrier and hotel chain consolidation, travel strikes, trade disputes, labor unrest, or labor shortages;

•	travel-related accidents or grounding of aircraft due to safety concerns; and

•	travel bans, changes to visa and immigration requirements or border control policies.
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
Recent examples of such events include the COVID-19 pandemic and efforts to contain it, which severely restricted the level of economic activity around the world, had an unprecedented negative impact on the global travel industry, and materially impacted our business, financial performance and liquidity position, as well as those of many of the partners on which our business relies. In addition, during 2024, Hurricanes Helene and Milton negatively impacted our financial results for the third and fourth fiscal quarters, respectively.
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
We generate a significant portion of the traffic to our websites and the websites of our affiliates from internet search engines, such as Google, through the purchase of travel-related keywords and organic search. Search engines frequently change the algorithms that determine placement and display of results. These changes can adversely affect the ranking, visibility, or cost of links to our websites. In addition, we receive meaningful traffic to our websites and those of our affiliates through participation in pay-per-click and display advertising campaigns on search engines, including Google, and travel metasearch websites, such as Kayak, TripAdvisor and trivago. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Search or metasearch engines could, for competitive or other purposes, alter their search algorithms or display of results which could cause a website to rank lower in search query results or inhibit participation in the search query results. For example, Google has in the past, and may continue to in the future, change its algorithms or results in a manner that negatively affects the search engine ranking, both paid and unpaid, of our websites, the websites of our affiliates and those of our third-party distribution partners, which could adversely impact our business and financial performance.
Certain search providers, such as Google, have increasingly added their own travel search functionality and content at the expense of traditional paid listings and organic search results, which may continue to reduce the amount of traffic to our websites or those of our affiliates. If Google or other search or metasearch companies continue to pursue these or similar strategies, which are out of our control, or we do not successfully manage our paid and unpaid search strategies, we could face a significant decrease in traffic to our websites and/or increased costs related to replacing unpaid traffic with paid traffic. In addition, the emergence of AI search platforms and changing consumer behavior adversely affect search traffic and margins.

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
We are subject to fraud risks.
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
In addition, we have been subject to fraudulent impersonation and supplier schemes. Fraudulent impersonation schemes involve external actors impersonating our business and customer support operations. This activity occurs outside of our systems, for example driven by search results that surface fake phone numbers and links, making detection and mitigation challenging. With respect to fraudulent supplier schemes, we may fail to identify falsified or stolen supplier credentials, which may result in fraudulent bookings, payments or unauthorized access to personal or confidential information of users of our websites and mobile applications. Impersonation and fraudulent supplier schemes could therefore result in negative publicity, damage to our reputation, and could cause users of our websites and mobile applications to lose confidence in the quality of our services.
The rapid evolution and increased adoption of AI technologies, including agentic booking capabilities that may lack strong consent controls, may significantly increase our fraud risks, which could have a significant negative effect on the value of our brands and an adverse impact on our financial performance.
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
In addition, as a result of our migration of key portions of our platform functionality to Amazon Web Services (“AWS”), we now depend on the availability of AWS’s services and any incident affecting AWS’s infrastructure and availability, which have occurred a number of times in the recent past, could adversely affect the availability of our platform and our ability to serve our customers, which could in turn damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that compromise the AWS services we use.
Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.
We operate in a number of jurisdictions outside of the United States and intend to continue to expand our international presence. Laws and business practices that favor local competitors, disfavor foreign competitors, or prohibit or limit foreign ownership of certain businesses or our failure to adapt our practices, systems, processes and business models effectively to the traveler and supplier preferences, as well as the regulatory and tax landscapes, of each country into which we expand, could slow our growth or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we have in the past, and may in the future, adopt locally-preferred payment methods, which has increased our costs and instances of fraud. Certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our overall margins if the proportion of our overall revenue from these markets grow over time. Additionally, some countries have enacted or are considering enacting various regulations, such as data localization, tax and tourism laws that make competition by foreign companies costly or operationally difficult in those markets.

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

We have acquired, invested in, divested or entered into significant commercial arrangements with a number of businesses in the past, and our future success may depend, in part, on such transactions, any of which could be material to our financial condition and results of operations. Key risks related to such transactions include:

•
Valuation & Financial Underperformance: Overpaying for acquired assets, failing to realize projected synergies (revenue, cost, scale) or divestiture value, or assuming known or unknown liabilities from acquired companies;

•
Integration & Execution Failures: Difficulty in integrating diverse technologies, cultures, and workforces, causing operational disruption, diversion of management attention or resources, loss of key talent, reduced productivity, and harm to relationships with customers, suppliers and other counterparties;

•
Regulatory & Compliance Hurdles: Navigating complex antitrust, data privacy (GDPR, CCPA), and international regulatory approvals, potentially delaying or blocking transactions and incurring significant costs;

•
Market & Competitive Disruption: Entering new markets or partnering with entities that face different competitive pressures, geopolitical instability, or shifts in consumer behavior, increasing complexity in our business;

•
Cybersecurity & IP Vulnerabilities: Increased attack surface and potential leakage of sensitive customer data or proprietary technology during integration or partnership, damaging trust and incurring costs;

•
Divestiture Challenges: Difficulty in separating complex assets, retaining essential functions, or finding suitable buyers, potentially leading to stranded costs or operational inefficiencies post-separation; and

•	Counterparty & Partner Risk: Partners or acquired entities failing to meet obligations, leading to litigation, payment disputes, or undermining the strategic rationale of the transaction.
Our failure to address these risks or other problems encountered in connection with past or future acquisitions, divestitures and investments could cause us to fail to realize the anticipated benefits of such acquisitions, divestitures or investments, incur unanticipated liabilities and harm our business generally.
We rely on the performance of our employees and, if we are unable to retain, motivate or hire qualified personnel, our business would be harmed.
Our performance is largely dependent on the talents and efforts of our employees. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.

Competition for well-qualified employees is intense in almost all categories, including for software engineers, product management personnel, development personnel, and other technology professionals, and in all geographies. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to execute and innovate, our competitive position, and results of operations would be adversely affected. The current labor market is highly competitive, and particularly so in high-demand specialties such as AI and machine learning disciplines, and our personnel expenses to attract and retain key talent may increase further, which may adversely affect our results of operations.
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
We are exposed to the risk that various counterparties, including financial entities, will fail to perform. This creates risk in a number of areas, including with respect to our significant bank deposits and investments, foreign exchange risk management, insurance coverages, letters of credit, and for certain of our transactions, the receipt and holding of traveler payments and subsequent remittance of a portion of those payments to travel suppliers. Additional information regarding our cash, cash equivalents and investments is included below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources, and additional information about our foreign exchange risk management is included below in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
If one or more of these counterparties were to liquidate, declare bankruptcy or otherwise fail to perform their obligations due to liquidity events or other unforeseen events, we may be exposed to significant financial losses. Specifically, a default by a financial institution counterparty could result in the loss of deposited cash, the inability to settle outstanding hedging contracts, or the inability to replace such hedging instruments on favorable terms. In addition, we face significant credit risk and potential payment delays with respect to non-financial contract counterparties including our B2B and Vrbo partners, which may be exacerbated by economic downturns. The realization of any of these risks could have an adverse impact on our business and financial performance.
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
Technology, Information Protection and Privacy Risks
If we fail to adequately maintain or improve our information technology systems, or to adapt them to technological developments and industry trends such as the use of AI and machine learning, our business and operations could be adversely affected.
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
For example, beginning in 2020, we undertook in a multi-year effort to migrate products, data storage and processing, key portions of our consumer and affiliate sites, as well as back-office application functionality, to new technology platforms and significantly increase our utilization of public cloud computing services, primarily AWS. Innovations, implementations and system enhancements such as this have been in the past, and may continue to be in the future, more time consuming and expensive than originally anticipated and we may not achieve the expected benefits from any such initiatives, and as a result our business, including customer relationships, reputation and operations, could be materially adversely affected.
Our use of AI technologies in our products, services and operations present significant risks that could materially harm our business, reputation and financial performance.
We have incorporated third-party AI technology in certain of our products, services and business operations, and our research, development and deployment of AI technologies for internal productivity and customer or partner-facing initiatives remains ongoing. These efforts will continue to require significant investment and resources and present risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. While we aim to develop and deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, AI algorithms and training methodologies may be flawed and we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could give rise to legal and/or regulatory action as a result of new applications of existing data protection, privacy, intellectual property, and other laws, including with respect to proposed legislation regulating AI in jurisdictions in which we operate; damage our reputation; or otherwise materially harm our business.
System interruption, security breaches and unplanned outages in our information systems, or those of third-party providers on which we rely, may harm our businesses.
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
The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Twenty U.S. states have passed comprehensive privacy legislation and several others are considering privacy legislation. In addition, the General Data Protection Regulation, or GDPR, that went into effect in the European Union in May 2018, requires companies to implement and remain compliant with regulations regarding the handling of personal data. Enforcement of GDPR regulations, and fines for non-compliance, continue to increase and a significant number of additional jurisdictions have enacted similar privacy regulations. As additional jurisdictions continue to enact and update privacy regulations and laws, we will experience increased compliance costs and uncertainty as to how such laws will be interpreted. Although we have invested, and expect to continue to invest, significant resources to comply with other privacy laws and regulations globally, the number and variety of regulations combined with our multi-product, multi-brand, global businesses, could nevertheless result in compliance failures. Failure to meet any of the requirements of these laws and regulations could result in significant penalties or legal liability, strict enforcement obligations or data use restrictions, adverse publicity and/or damage to our reputation, which could negatively affect our business, results of operations and financial condition.
Legal and Regulatory Risks
Our alternative accommodations business is subject to significant and evolving regulatory and legal risks, which could have a material adverse effect on our operations and financial results.
Our alternative accommodations business has been, and continues to be, subject to risks relating to regulatory developments that affect the alternative accommodation industry and the ability of companies like us to list those alternative accommodations online. For example, certain domestic and foreign jurisdictions have adopted or are considering statutes or ordinances that (i) prohibit or limit the ability of property owners and managers to rent certain properties for fewer than thirty consecutive days, (ii) place onerous obligations on property owners wishing to offer their properties, (iii) regulate platforms’ ability to list alternative accommodations, including prohibiting the listing of unlicensed properties, or (iv) limit the number of alternative accommodations permitted in a particular area, which may be more likely in areas experiencing housing shortages, in response to perceived safety concerns, or as a result of natural disasters such as wildfires. For example, we are subject to the EU Short-Term Rental Law, which comes into effect in May 2026, and will require platforms such as ours to obtain registration numbers for all alternative accommodations in the European Union where a government has implemented a registration system. Other factors that may limit homeowners’ ability to rent their properties include condominium and neighborhood association rules that prohibit or restrict short-term rentals and challenges obtaining insurance and liability for personal injury.
In addition, many of the laws that impose taxes or other obligations on travel and lodging companies were established before the growth of the internet and the alternative accommodation industry, which creates a risk of those laws being interpreted in ways not originally intended that could burden property owners and managers or otherwise harm our business. Governments also are considering additional taxes and fees specific to alternative accommodations that, if implemented, could make the business of operating an alternative accommodation less attractive or prohibitively expensive.
These new and evolving regulatory schemes may decrease listings available on our sites and add significant compliance risks to our business, including the risk of fines for noncompliance, as well as substantial internal costs and the allocation of resources to develop new internal compliance systems and processes. These compliance obligations include gathering information about property owners, verification of registration status of properties and the ongoing provision of information to governments—both domestic and foreign—about alternative accommodation owners and operators and requirements to withhold and report taxable income to such governments, which may deter property owners from renting their properties on our alternative accommodation platform. We may also remove properties from our websites if alternative accommodation owners or operators do not provide information we require to comply with applicable regulations, or at the request of governments.
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
These risks could have a material adverse effect on our alternative accommodations business, including impacting our reputation and brands, as well as the results of operations of our alternative accommodations business, which in turn could have a material adverse effect on Expedia Group’s operations and financial results.
A failure to comply with current laws, rules, and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.
Our global operations are subject to complex and changing laws and regulations. Our business and financial performance could be adversely affected by changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel, tourism services, and alternative accommodation licensing and listing requirements, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition (including our contractual provisions regarding pricing and travel suppliers), economic and trade sanctions, tax, banking, machine learning and AI, data security, the provision of payment services and privacy.
There are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that relate to website display and messaging, including prices, liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services, and our contractual relationships with travel suppliers who list on our sites. Recent examples of new website display laws or regulations include, (i) in the United States, the Federal Trade Commission Rule on Unfair or Deceptive Fees, effective May 2025, relating to price display for accommodation and live events, and various state laws that have been introduced or are under consideration that require us to include all mandatory fees, and (ii) in Europe, in addition to other national laws establishing display requirements, the EU Digital Services Act requires us to display a variety of supplier-related information, including local license numbers, tax identification numbers, business registration numbers, or statements regarding compliance with local laws. These and other new laws and regulations may be costly and time consuming to implement, and significantly impact the profitability or competitiveness of our business.
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
Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to enforce economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws.
As regulations continue to evolve and regulatory oversight continues to evolve, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities. In the event our controls should fail or are found to be out of compliance for other reasons, we could be subject to monetary damages, civil and criminal money penalties, litigation and damage to our reputation and the value of our brands.
We also have been subject, and we will likely be subject in the future, to inquiries or legal proceedings from time to time from regulatory bodies concerning compliance with economic sanctions, consumer protection, competition, tax, payments and travel industry-specific laws and regulations. For example, in 2020, the Australian Competition and Consumer Commission held that aspects of the way that our trivago subsidiary had offered accommodation on its Australian website breached Australian Consumer Law. Expedia Group companies have also historically been involved in a number of investigations by national competition authorities related to whether certain parity clauses in contracts between Expedia Group entities and accommodation providers are anti-competitive, as well as market studies, inquiries or investigations by regulatory authorities relating to the presentation of information on certain of our consumer-facing websites. We have worked collaboratively with such authorities and in some cases have offered voluntary undertakings or commitments in order to address the regulatory authorities' concerns. However, we are unable to predict what, if any, future actions by regulatory authorities will have on our business, industry practices or online commerce more generally.
Application of existing tax laws, rules, or regulations are subject to interpretation by taxing authorities.
The application of domestic and foreign tax laws, rules and regulations to our products and services is subject to interpretation by the relevant taxing authorities. The taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments.
Taxing authorities have made inquiries, filed lawsuits, and levied assessments asserting we are required to collect and remit state and local sales or use taxes, value added taxes, or other transactional taxes related to our travel facilitation services, including the legal proceedings described in Part I. Item 3. Legal Proceedings.
Judgment and estimation are required in determining our worldwide tax liabilities. In the ordinary course of our business, there are calculations and transactions for which the ultimate tax determination is uncertain or otherwise subject to interpretation. Taxing authorities may disagree with our tax calculations, including transfer pricing. We believe our tax estimates are reasonable, however the final determination of tax audits may be materially different from our historical tax provisions and accruals in which case we may be subject to additional tax liabilities, including interest and penalties, or may require payment of tax assessments prior to contesting the validity of the assessment, any of which could have a material adverse effect on our cash flows, financial position and results of operations.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.
Our future tax liabilities may be adversely affected by tax policy or legislative changes, as well as changes in our business operating structure and the mix of revenue and earnings in countries with differing tax rates. Due to the pace of legislative changes and the scale of our business activities, any substantial changes in tax policy or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position, and results of operations.
Taxing jurisdictions around the world have focused legislative efforts on tax reform, transparency, and base erosion, and have enacted or are considering enacting digital services taxes, which could lead to inconsistent and potentially overlapping international tax regimes. The Organization for Economic Cooperation and Development ("OECD") continues to advance proposals relating to its initiative for modernizing international tax rules, with the goal of having participant countries implement a modernized and aligned international tax framework.
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
We are currently, or have been in the past, involved in various legal proceedings and disputes involving taxes, personal injury, contract, alleged infringement of third-party intellectual property rights, privacy, antitrust, consumer protection, labor and employment matters, securities laws, and other claims, including, but not limited to, the legal proceedings described in Part I. Item 3. Legal Proceedings. These matters may involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations and the defense of these actions has been, and will likely continue to be, both time consuming and expensive and the outcomes of these actions cannot be predicted with certainty. While the Company maintains insurance coverage for certain types of claims, including through a combination of third-party insurance policies and self-insurance arrangements, such insurance may not be available at acceptable rates or coverage may be insufficient to cover all losses or all types of claims that may arise. Any uninsured or underinsured losses could have a material adverse effect on our business, financial condition, and results of operations. Determining reserves for pending litigation is a complex, fact-intensive process that requires significant legal judgment. It is possible that unfavorable outcomes in one or more such proceedings could result in substantial payments that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
We cannot be sure that our intellectual property and proprietary information is protected from all forms of copying or use by others, including potential competitors.
Our websites and mobile applications rely on content, brands, trademarks, domain names and technology, much of which is proprietary. We establish and protect our intellectual property by relying on a combination of trademark, domain name, copyright, trade secret and patent laws in the U.S. and other jurisdictions, license and confidentiality agreements, and internal policies and procedures. In connection with our license agreements with third parties, we seek to control access to, and the use and distribution of, our proprietary information and intellectual property. Even with these precautions, however, third parties may copy or otherwise obtain and use our intellectual property or confusingly similar trademarks or domain names without our authorization or to develop similar intellectual property independently. The proliferation and increasing sophistication of AI tools may make it more challenging, time-consuming, and costly to monitor, detect and enforce our intellectual property rights effectively. In addition, effective trademark, domain name, copyright, patent and trade secret protection may not be available in every jurisdiction in which our services are available and policing unauthorized use of our intellectual property is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation or infringement of intellectual property. Any misappropriation or violation of our rights could have a material adverse effect on our business. Furthermore, we may need to go to court or other tribunals to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention.
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
As of December 31, 2025, we have outstanding long-term indebtedness, including current maturities, with a face value of $6.3 billion and we have an essentially untapped revolving credit facility of $2.5 billion. Risks relating to our indebtedness include:

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
Environmental, Social and Governance Risks
Mr. Diller may be deemed to beneficially own shares representing approximately 32% of the outstanding voting power of Expedia Group.
As of December 31, 2025, Mr. Diller may be deemed to have beneficially owned 100% of Expedia Group’s outstanding Class B common stock, representing approximately 32% of the total voting power of all shares of Expedia Group common stock and Class B common stock outstanding. In the future, Mr. Diller’s ownership percentage in Expedia Group could increase if he acquires additional shares of Expedia Group common stock in open market purchases or otherwise, or if Expedia Group repurchases additional shares of its common stock.
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
The market price of our common stock is highly volatile and could continue to be subject to wide fluctuations in response to, among other risks, the risks described in this Item 1A, as well as:

•	quarterly variations in our operating and financial results as well as those of our peer companies;

•	operating and financial results that vary from the expectations of securities analysts and investors, including failure to meet or exceed forward-looking guidance we have given or deliver expected returns on investments or key initiatives;

•	changes in our capital or governance structure;

•	announcements of dividends or changes in the amount or frequency of our dividends;

•	repurchases of our common stock, including failure to meet internal or external expectations around the timing or price of shares repurchases, and any reductions or discontinuances of repurchase activities;

•	changes in the stock price or market valuations of trivago N.V., our majority-owned, publicly traded subsidiary, whose stock price is also highly volatile;

•	changes in device and platform technologies and search industry dynamics, such as key word pricing and traffic, or other changes that negatively affect our ability to generate traffic to our websites;

•	announcements by us or our competitors of significant contracts, acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments as well as technological innovations, new services or promotional and discounting activities;

•	announcements by us or competitors relating to the development or implementation of AI technologies;

•	loss of a major travel supplier, such as an airline, hotel or car rental chain; and

•	lack of success in our efforts to increase our market share.
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
Part I. Item 1B. Unresolved Staff Comments
None.
Part I. Item 1C. Cybersecurity
The Company’s Board of Directors (the “Board”) recognizes that safeguarding the Company’s data, information systems, and technology assets is critical to maintaining the trust and confidence of the Company’s travelers, business partners and employees. The Board actively exercises oversight of the Company’s technological infrastructure, information security and its cybersecurity, which are key components of the Company’s risk management program. The Company’s cybersecurity policies, standards, processes and programs are integrated into its risk management program and are based on industry standard frameworks such as those established by the National Institute of Standards and Technology ("NIST") and the International Organization for Standardization as well as on evolving best practices.
Cybersecurity Risk Management and Strategy
The Company’s process for assessing, identifying and managing risks from cybersecurity threats is composed of the following key elements:
•Governance. As discussed in more detail under the heading “Cybersecurity Governance” below, as part of its general oversight duties, the Board oversees the Company’s risk management, including its cybersecurity risks. The Board is supported in its oversight of cybersecurity risks by the Audit Committee, which regularly interacts with the Company’s risk management function, the Company’s Chief Information Security Officer function (“CISO”) and the Company’s Chief Technology Officer function (“CTO”).
•Risk Assessment and Management. The Company’s cybersecurity risk management program is based on industry standard information security principles and best practices, specifically the NIST Cybersecurity Framework and the Payment Card Industry Data Security Standard ("PCI DSS"). The program encompasses all Company directly-

managed brands, entities, and internal organizations other than its publicly-traded trivago subsidiary, which has its own standalone cybersecurity risk management program, and uses a proactive approach to continuously identify and assess cybersecurity threats, vulnerabilities and risks, and to evaluate the effectiveness of implemented security controls through internal audits, external threat intelligence, and periodic external independent assessments. Risks identified and assessed through the cybersecurity risk management program are then communicated to the Company’s senior leadership team and used to prioritize risks based on their potential impact and likelihood as part of the Company’s dynamic risk response strategy.
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
•Continuous Review. The Company regularly reviews its cybersecurity policies, standards, and programs and evaluates the effectiveness of implemented security controls. In addition to performing internal audits, assessments, tabletop exercises, and vulnerability testing, the Company periodically engages third parties to perform information security maturity assessments, audits, cyber breach root cause analysis, and independent reviews of its information security control environment and operating effectiveness. The Company’s CISO provides regular reports on the results of such assessments to the Audit Committee and the Company’s senior leadership team, and the Company adjusts its cybersecurity policies, standards, and programs as necessary based on these reviews.
To date, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially adversely affected, or are reasonably likely to materially adversely affect, the Company, including its business strategy, results of operations or financial condition. Although the Company’s cybersecurity risk management program, as described above, is designed to help prevent, detect, respond to, and mitigate the impact of cybersecurity incidents, there is no guarantee that a future cybersecurity incident would not materially adversely affect the Company's business strategy, results of operations or financial condition. For information regarding cybersecurity risks that the Company faces and potential impacts on its business related thereto, see the disclosure set forth in Part I, Item 1A, Risk Factors, under the caption “System interruption, security breaches and unplanned outages in our information systems, or those of third-party providers on which we rely, may harm our businesses.”
Cybersecurity Governance
The Board, in coordination with the Audit Committee, oversees the Company’s risk management program, which includes risks arising from cybersecurity threats. The Audit Committee regularly receives presentations and reports from both Company management and third-parties, as appropriate, that address a wide range of topics related to cybersecurity risks, including evolving standards, third-party and independent reviews, threat environment updates, technology trends and information security considerations arising with respect to the Company’s peers and partners. The Company’s CISO and/or the Company’s CTO regularly meet with the Audit Committee (and, where appropriate, the full Board) to discuss technology, information security and cybersecurity programs, progress updates on the Company's key cybersecurity initiatives and related priorities and controls. At least annually, the Audit Committee and the full Board receive a comprehensive written report covering the Company's cybersecurity program and associated risks, and any changes made to the program since the previous report. Additionally, the Audit Committee is promptly apprised of any cybersecurity incident that meets established reporting thresholds, and receives ongoing updates regarding any such incident until it has been resolved. At each regularly scheduled Board meeting, the Audit Committee Chair provides the full Board with an update on all significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled Board meeting.
The Company’s CISO, in coordination with the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), CTO, and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement and monitor a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s cybersecurity incident response plan and its security policy. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO, the CTO and other executive leadership team members are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report risks from cybersecurity threats and cybersecurity incidents to the Audit Committee when appropriate.
In May 2025, the Company appointed Hilik Kotler as Senior Vice President, Chief Information Security Officer and IT, succeeding the interim co-CISOs who had overseen the CISO function since late 2024. Mr. Kotler reports to the CTO and has more than 20 years of cybersecurity experience across the telecommunications, financial services, and technology industries, including serving as Chief Information Security Officer at SoFi, FICO and Amdocs. Mr. Kotler co-founded Promisec, a pioneer in agentless endpoint security solutions, and served as an Information Security Team Lead in the Israeli Intelligence Corps. He holds a degree in Business Administration and Management. The Company’s CTO has over 20 years of experience, including leading global technology teams focused on developing secure, large-scale platforms, implementing advanced data security measures, and mitigating risks across complex technological ecosystems. He holds a Bachelor’s degree in Technology and a Master’s degree in Technology. The Company’s CEO, CFO and CLO each hold undergraduate and graduate degrees in their respective fields, and each have extensive experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Part I. Item 2. Properties
We own our corporate headquarters located in Seattle, Washington, which is approximately 650,000 square feet of office space.
In addition, we lease approximately 2.1 million square feet of office space worldwide in various cities and locations, pursuant to leases with expiration dates through May 2038, of which approximately 770,000 square feet is leased for domestic operations and 1.3 million for international operations.
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

Actions Involving Tax Related Claims by Individual States, Cities and Counties
Jasper County Development District #1, Texas Litigation. On August 17, 2020, Jasper County Development District # 1 filed a lawsuit in Texas state court against Expedia and HomeAway alleging claims for declaratory judgment, damages and for a legal accounting. The parties have reached a settlement agreement and, on January 5, 2026, the court dismissed the action, thereby ending the matter.
City of Charleston, South Carolina Litigation. During 2021 and 2022, sixteen local governmental entities in South Carolina brought suit in state circuit court against HomeAway.com, Inc. and many other vacation rental listing companies. The complaint alleges the defendants failed to register with, and remit taxes and business license fees to, the plaintiffs as allegedly required by certain local accommodations tax and business license ordinances. The complaint further alleges claims for violation of the South Carolina Unfair Trade Practices Act, and seeks declaratory and injunctive relief, a legal accounting and damages. No date for trial has been set.
State of Michigan Use Tax Litigation. On December 18, 2025, HomeAway.com, Inc. filed a complaint in the Michigan Court of Claims against the Michigan Department of Treasury challenging assessments for use tax and interest. HomeAway maintains that the assessments are legally and factually invalid.
Notices of Audit or Tax Assessments
At various times, the Company has also received notices of audit or tax assessments from states, counties, municipalities and other local taxing jurisdictions concerning its possible obligations with respect to state and local taxes (e.g. occupancy taxes, business privilege taxes, excise taxes, sales taxes, withholding taxes, etc.).
Non-Tax Litigation and Other Legal Proceedings
Putative Class Action Litigation
Israeli Putative Class Action Lawsuit (Ze’ev). In or around January 2018, a putative class action lawsuit was filed in the District Court in Lod, Israel against a number of online travel companies including Expedia, Inc. and Hotels.com. The plaintiff generally alleges that the defendants violated Israeli consumer laws by limiting hotel price competition. The plaintiff has filed a motion for class certification which defendants have opposed. The motion remains pending.
Other Legal Proceedings
Helms-Burton Litigation. Eight complaints have been filed against Expedia Group companies by parties alleging violations of Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act, of which four remain active. On May 2, 2025, plaintiffs in Echevarria v. Expedia Group, Inc., et al. (Echevarria II) filed an amended complaint. Defendants’ motion to dismiss is pending. On July 14, 2025, plaintiffs in Mata et al. v. Expedia Group, Inc. et al. (Mata) filed a third amended complaint. On July 30, 2025, the jury in Central Santa Lucia, LLC v. Expedia Group, Inc. (CSL) returned a verdict in favor of Expedia. Defendant’s motion for sanctions and plaintiff’s motion for equitable relief remain pending. On September 5, 2025, the court in Echevarria v. Expedia Group, Inc. et al. (Echevarria I) entered an order setting aside the jury verdict and entering judgment in favor of defendants. On October 9, 2025, plaintiff filed a notice of appeal with the Eleventh Circuit, which remains pending.
Paris City Hall Litigation. On January 28, 2021, Paris City Hall filed an action against HomeAway UK Ltd. (“HomeAway UK”) alleging that HomeAway UK had failed to comply with regulations relating to the sharing of supplier booking data in 2019 and 2020. On November 30, 2022, the court ruled in HomeAway UK’s favor dismissing all claims. On October 22, 2024, the appellate court issued an opinion affirming the trial court's dismissal of all claims against HomeAway UK. On December 16, 2024, Paris City Hall filed an appeal with the French Supreme Court, which remains pending.
Part I. Item 4. Mine Safety Disclosures
Not applicable.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the Nasdaq Global Select Market under the ticker symbol “EXPE.” Our Class B common stock is not listed and there is no established public trading market. As of January 30, 2026, there were approximately 1,576 holders of record of our common stock and the closing price of our common stock was $264.84 on Nasdaq. As of January 30, 2026, all of our Class B common stock was held by Mr. Diller, Chairman and Senior Executive of Expedia Group, through trusts over which he and his spouse have investment or voting power, and the Diller Foundation d/b/a The Diller - von Furstenberg Family Foundation.
Dividend Policy
On February 3, 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends. In 2025, the Executive Committee, acting on behalf of the Board of Directors, declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	0.40	May 29, 2025	51	June 18, 2025
August 7, 2025	0.40	August 28, 2025	49	September 18, 2025
November 6, 2025	0.40	November 19, 2025	49	December 11, 2025
We did not pay quarterly common stock dividends in 2024 or 2023.
In February 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on March 26, 2026 to the stockholders of record as of the close of business on March 5, 2026.
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
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2025, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In October 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). Our 2023 Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. A summary of the repurchase activity for the fourth quarter of 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
October 1-31, 2025	705	$218.46	705	$1,670,914
November 1-30, 2025	431	233.79	431	1,570,170
December 1-31, 2025	—	—	—	1,570,170
Total	1,136		1,136
Performance Comparison Graph
The graph shows a five-year comparison of cumulative total return, calculated on a dividend reinvested basis, for Expedia Group common stock, the NASDAQ Composite Index, the RDG (Research Data Group) Internet Composite Index and the S&P 500. The graph assumes an investment of $100 in each of the above on December 31, 2020. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Part II. Item 6. Reserved
Not Applicable.
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Expedia Group is the global travel marketplace with one purpose: to help travelers explore the world, one journey at a time. We connect travelers, partners, and advertisers throughout our trusted brands, leading technology, and rich first-party data, delivering predictive, personalized experiences that shape the future of travel. We make available, on a stand-alone and package basis, travel services provided by numerous lodging properties, airlines, car rental companies, activities and experiences providers, cruise lines, alternative accommodations property owners and managers, and other travel product and service companies. We also offer travel and non-travel advertisers access to a potential source of incremental traffic and transactions through our various media and advertising offerings on our websites and apps. For additional information about our portfolio of brands, see the disclosure set forth in Part I. Item 1. Business, under the caption “Market Opportunity and Business Strategy.”

This section of this Form 10-K generally discusses the years ended December 31, 2025 and 2024 items and year over year comparisons between 2025 and 2024. Discussions of the year ended December 31, 2023 items and the year over year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 7, 2025. All percentages within this section are calculated on actual, unrounded numbers.
Trends
The Company continues to operate in an increasingly complex business environment and global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, contributed to this environment for the travel industry in 2025. We experienced weaker than expected travel demand in the United States in the first half of 2025 and, while conditions improved in the second half of the year, the market remains dynamic. If broader economic and regulatory uncertainties are intensified, travel behaviors may be impacted.
These broader economic and regulatory uncertainties also extend to the global tax environment in which we operate. Domestic and international taxing authorities have in recent years become increasingly focused on ways to increase tax revenue, including the enactment of new taxes such as digital services taxes, and have become more aggressive in their interpretation and enforcement of existing tax laws, rules and regulations. We are in various stages of inquiry or audit with various tax authorities, some of which may require that we prepay any assessed taxes prior to contesting the validity of the assessment (“pay-to-play”) which will be repaid if we prevail in our challenge. However, any significant pay-to-play payment or litigation loss could negatively impact our liquidity.
Other events that could have a negative impact on the travel industry and our businesses in the future are discussed in Part I, Item 1A, Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."
For additional information about our business strategy for Expedia Group, see the disclosure set forth in Part I. Item 1. Business, under the caption “Market Opportunity and Business Strategy.”
Online Travel
The market opportunity for online travel is broad and highly competitive. Online penetration of travel expenditures is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. Technological developments in generative AI tools are increasingly being used to create competing offerings, such as AI powered digital planning and assistance, further increasing competition. In addition to the growth of online travel agencies, we have seen continued interest in the online travel industry from search engine companies such as Google, evidenced by continued product enhancements, and prioritizing its own AdWords and metasearch products such as Google Travel, Google Flights and Hotel Ads, in search results. Competitive entrants such as “metasearch” companies, including Kayak.com (owned by Booking Holdings), trivago (in which Expedia Group owns a majority interest) as well as TripAdvisor, introduced differentiated features, pricing and content compared with the legacy online travel agency companies, as well as various forms of direct or assisted booking tools. Further, airlines and lodging companies are aggressively pursuing direct online distribution of their products and services. In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation inventory to the market. Other competitors have arisen, including alternative accommodation property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other OTAs with B2B offerings, as well as other competitors, such as independent B2B businesses.
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
For more detail, see Part I. Item 1A. Risk Factors - "We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing” and “Our international operations involve additional risks and our exposure to these risks will increase as our business expands globally.”

Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in 2025, lodging accounted for 80%. Room nights booked grew 8% in 2025, as compared to a growth of 9% in 2024. ADRs for rooms booked for Expedia Group decreased 1% in 2024 and increased 1% in 2025.
As of December 31, 2025, our global lodging marketplace had approximately 3.6 million total lodging properties available, including approximately 2.4 million online bookable alternative accommodations through Vrbo and approximately 1.2 million hotels and alternative accommodations through our other brands.
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
Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In 2025, we generated $758 million of advertising and media revenue, a 19% increase from 2024.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In 2023, trivago adapted its marketing strategy and launched a new logo and visual identity, part of a push to rejuvenate its brand, demonstrate the relevance of its offerings and drive long-term growth. During the fourth quarter of 2024, trivago returned to revenue growth, which continued throughout 2025. In 2025, we generated $417 million of third-party revenue from trivago, a 33% increase from 2024.
As a percentage of our total worldwide revenue in 2025, total advertising and media accounted for 8%.
Air
During 2025, air travel demand exhibited a mixed but improving trend. While ticket volumes were positive throughout the year, pricing was pressured by softer consumer demand in the United States and weaker inbound international travel into the United States in early 2025. By the end of the year, domestic and international travel demand improved, supporting air ticket price growth. For the full year 2025, U.S. domestic trips were up approximately 2% year-over-year according to Airlines Report Corporation ("ARC") data. Our air bookings grew in 2025 compared to 2024 but continued to lag the growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our "direct connect" technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 3% in 2025 and 6% in 2024. As a percentage of our total worldwide revenue in 2025, air accounted for 3%.

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
Deferred Loyalty Rewards
We currently offer certain internally administered traveler loyalty programs to our travelers. In July 2023, we began to unify and expand our existing loyalty programs into one global rewards platform called One Key spanning all our main brands. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages, car rentals, flights and cruises made on several markets on Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside of the United States and United Kingdom and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. The majority of Expedia Rewards members were migrated to One Key during 2025, but Expedia Rewards continues to be offered on select international points of sale. As travelers accumulate awards towards free travel products, we defer the relative standalone selling price of earned awards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which awards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the awards, that is when the travel service purchased with the loyalty award is satisfied. Both the actual standalone selling price of the underlying services and ultimate redemption rates could differ materially from our estimates due to a number of factors, including fluctuations in reward value, product utilization and divergence from historical member behavior.
Recoverability of Goodwill and Indefinite and Definite-Lived Intangible Assets
Goodwill. We assess goodwill for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we perform a qualitative assessment to determine whether the fair value of the goodwill is more likely than not impaired. Periodically, or if our qualitative assessment shows indications of impairment, we perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit's carrying amount over its fair value.
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
For additional information on our goodwill and intangible asset impairments recorded in 2024 and 2023, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements.

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
Occupancy and Other Taxes. Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, use tax, sales tax and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to pay such taxes. A limited number of taxing jurisdictions have made similar claims against certain of our companies for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on our services. We are an intermediary between a traveler and a party renting an alternative accommodations property and we believe are similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. Certain jurisdictions may require us to pay tax assessments, including occupancy and other transactional tax assessments, prior to contesting any such assessments.
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
Segments
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers primarily through our three flagship brands, Expedia, Hotels.com and Vrbo. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Gross Bookings
B2C	$83,867	$81,149	$79,525	3%	2%
B2B	35,723	29,772	24,554	20%	21%
trivago (1)	—	—	—	N/A	N/A
Total gross bookings	$119,590	$110,921	$104,079	8%	7%
Revenue margin
B2C	11.3%	11.4%	11.5%
B2B	13.6%	13.8%	13.8%
trivago (1)	N/A	N/A	N/A
Total revenue margin (1)	12.3%	12.3%	12.3%
___________________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 8% in 2025 compared to 2024, primarily driven by lodging gross bookings due to continued strength in our hotel business. Booked room nights for our lodging business increased 8% in 2025 compared to 2024.
Revenue margin remained relatively consistent in 2025 compared to 2024.

Results of Operations
Revenue

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Revenue by Segment
B2C	$9,474	$9,274	$9,113	2%	2%
B2B	4,842	4,102	3,388	18%	21%
trivago (Third-party revenue)	417	315	338	33%	(7)%
Total revenue	$14,733	$13,691	$12,839	8%	7%
Revenue increased 8% in 2025 compared to 2024, on strong growth in our B2B segment resulting from increased lodging revenue.

	Year Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Revenue by Service Type
Lodging	$11,752	$10,950	$10,264	7%	7%
Air	407	428	410	(5)%	4%
EG Advertising	758	639	483	19%	32%
trivago Advertising	417	315	338	33%	(7)%
Other	1,399	1,359	1,344	3%	1%
Total revenue	$14,733	$13,691	$12,839	8%	7%
Lodging revenue increased 7% in 2025 primarily driven by an increase in room nights stayed mostly in our hotel business. Air revenue decreased 5% in 2025 primarily due to lower revenue per ticket, partially offset by an increase in air tickets sold. EG Advertising revenue increased 19% in 2025 due an increase across our core product offerings, the addition of new partners and delivery of new offerings. trivago Advertising revenue increased 33% in 2025 driven by its strategic focus on brand rebuilding in the past two years. All other revenue, which includes car rental, insurance, cruise and activities, increased in 2025 as compared to 2024 due to higher insurance revenue, partially offset by lower car revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Revenue by Business Model
Merchant	$10,256	$9,439	$8,818	9%	7%
Agency	3,183	3,169	3,075	—%	3%
Advertising, media and other	1,294	1,083	946	20%	14%
Total revenue	$14,733	$13,691	$12,839	8%	7%
The increase in merchant revenue in 2025 was primarily due to an increase in merchant hotel revenue. Agency revenue in 2025 remained relatively consistent compared to 2024. Advertising, media and other increased 20% in 2025 compared to 2024 primarily due to healthy growth in both EG Advertising and trivago revenue.

Cost of Revenue

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Direct costs	$1,164	$1,143	$1,233	2%	(7)%
Personnel and overhead	292	300	340	(3)%	(12)%
Total cost of revenue	$1,456	$1,443	$1,573	1%	(8)%
% of revenue	9.9%	10.5%	12.3%
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
Cost of revenue remained relatively consistent in 2025 compared to 2024, and decreased as a percentage of revenue during the period as ongoing initiatives continued to drive transactional efficiencies, particularly in payments and customer service.

Selling and Marketing - Direct and Indirect

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Selling and marketing - direct	$7,349	$6,846	$6,107	7%	12%
% of revenue	49.9%	50.0%	47.6%
Selling and marketing - indirect	836	781	756	7%	3%
% of revenue	5.7%	5.7%	5.9%
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
Selling and marketing - direct increased $503 million during 2025 compared to 2024 primarily driven by an increase in B2B partner commissions to support strong growth. Selling and marketing - indirect costs increased during 2025 compared to 2024, primarily driven by an increase in average salaries and other personnel costs.
Technology and Content

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Personnel and overhead	$920	$949	$999	(3)%	(5)%
Other	357	365	359	(2)%	2%
Total technology and content	$1,277	$1,314	$1,358	(3)%	(3)%
% of revenue	8.7%	9.6%	10.6%
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
Technology and content expense decreased $37 million for 2025 compared to 2024 primarily due to lower personnel costs in connection with previously announced cost saving initiatives as well as initiatives to optimize cloud spending.

General and Administrative

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Personnel and overhead	$587	$638	$618	(8)%	3%
Professional fees and other	178	167	153	7%	9%
Total general and administrative	$765	$805	$771	(5)%	4%
% of revenue	5.2%	5.9%	6.0%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation, as well as fees for external professional services.
General and administrative expense decreased $40 million in 2025 compared to 2024 due to lower stock-based compensation of $56 million, including the acceleration of stock-compensation expense in the prior year related to the departure of our Vice Chairman, partially offset by an increase in miscellaneous items including return to office costs.
Depreciation and Amortization

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Depreciation	$847	$781	$748	8%	4%
Amortization of intangible assets	40	57	59	(30)%	(4)%
Total depreciation and amortization	$887	$838	$807	6%	4%

Depreciation increased $66 million in 2025 compared to 2024, primarily as a result of increased capitalized website development costs. Amortization of intangible assets decreased in 2025 compared to 2024 due to the completion of amortization related to certain intangible assets.
Impairment of Intangible Assets
During 2024, we recognized intangible impairment charges of $147 million related to indefinite-lived trade names within our B2C and trivago segments. See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information.
Legal Reserves, Occupancy Tax and Other

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Legal reserves, occupancy tax and other	$185	$118	$8	57%	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as certain other items and legal reserves.
Legal reserves, occupancy tax and other for the year ended December 31, 2025 primarily included $178 million related to an Italian withholding tax settlement. Legal reserves, occupancy tax and other for the year ended December 31, 2024 primarily included a $107 million charge related to an Italian VAT settlement, a $30 million charge related to digital service taxes for fiscal years 2022 and 2023 retroactively enacted by Canada in June 2024, and our donation of $20 million as part of a public-private partnership project to revitalize public parks along the Elliot Bay waterfront in Seattle. These charges were partially offset by net reductions to our reserve of $43 million related to hotel occupancy and other taxes due to the favorable resolution of two tax related cases.
Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which has resulted in headcount reductions. During 2025, we made the decision to expand these actions. As a result, we recognized $107 million and $80 million in restructuring and related reorganization charges during 2025 and 2024, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect approximately $60 million in additional reorganization charges with the majority occurring in the first quarter of 2026. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Operating income	$1,871	$1,319	$1,033	42%	28%
% of revenue	12.7%	9.6%	8.0%
In 2025, the increase in operating income was primarily due to growth in revenue in excess of operating costs and lower impairment charges in the current period, partially offset by the higher legal reserves, occupancy tax and other charges discussed above.
Adjusted EBITDA by Segment

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
B2C	$2,798	$2,434	$2,325	15%	5%
B2B	1,257	1,028	798	22%	29%
trivago	20	11	56	79%	(80)%
Unallocated overhead costs (Corporate)	(574)	(539)	(499)	7%	8%
Total Adjusted EBITDA(1)	$3,501	$2,934	$2,680	19%	9%
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
Our B2C segment Adjusted EBITDA increased in 2025 compared to 2024 as a result of revenue growth, including our high-margin advertising revenue, and cost efficiencies in cost of revenue, technology expenses as well as direct marketing spend through ongoing optimization. Our B2B segment experienced an improvement in Adjusted EBITDA in 2025 compared to 2024 primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA increased in 2025 compared to 2024 as a result of revenue growth, partially offset by an increase in marketing costs.
Interest Income and Expense

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Interest income	255	$235	$207	8%	14%
Interest expense	(299)	(246)	(245)	21%	—%
Interest income increased in 2025 compared to 2024 a result of higher average cash and investment balances, partially offset by lower rates of return. Interest expense increased in 2025 compared to 2024 primarily due to the amortization of the debt discount related to our Convertible Notes due February 2026 as discussed in NOTE 7 — Debt in the notes to the consolidated financial statements.

Other, Net
Other, net is comprised of the following:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Foreign exchange rate losses, net	$(46)	$(66)	$(85)
Gains (losses) on minority equity investments, net	(167)	289	16
Loss related to the conversion option on Convertible Notes	(7)	—	—
TripAdvisor tax indemnification adjustment	—	6	67
Gain on sale of businesses and investments, net	3	5	25
Other	(19)	—	—
Total other, net	$(236)	$234	$23
For further information on our gains (losses) on minority equity investments, net, see NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements. For further information on the loss related to the conversion option on our Convertible Notes, see NOTE 7 — Debt in the notes to the consolidated financial statements.
Provision for Income Taxes

	Year ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	($ in millions)
Provision for income taxes	$290	$318	$330	(9)%	(4)%
Effective tax rate	18.2%	20.6%	32.4%
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are routinely examined by federal, state, and foreign tax authorities. For tax years 2011 to 2013 and 2014 to 2016, the Internal Revenue Service ("IRS") issued final adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 adjustments would result in federal income tax of approximately $244 million, subject to interest. The 2014 to 2016 adjustments would result in federal income tax of approximately $431 million, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. We are also under examination by the IRS for tax years 2017 to 2020.
For more detail on our tax risk factors, see Part I. Item 1A. Risk Factors - “A failure to comply with current laws, rules, and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth,” “Application of existing tax laws, rules, or regulations are subject to interpretation by taxing authorities,” and “We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.”
Definition and Reconciliation of Adjusted EBITDA
We report Adjusted EBITDA as a supplemental measure to U.S. GAAP. Adjusted EBITDA is among the primary metrics by which management evaluates the performance of the business and on which internal budgets are based. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the most directly comparable GAAP measure and a description of the reconciling items and adjustments to derive the non-GAAP measure. Adjusted EBITDA also excludes certain items related to transactional tax matters, which may ultimately be settled in cash, and we urge investors to review the detailed disclosure regarding these matters included above, in the Legal Proceedings section, as well as the notes to the financial statements. The non-GAAP financial measure used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Net income attributable to Expedia Group, Inc.	$1,294	$1,234	$797
Net income (loss) attributable to non-controlling interests	7	(10)	(109)
Provision for income taxes	290	318	330
Total other (income) expense, net	280	(223)	15
Operating income	1,871	1,319	1,033
Gain (loss) on revenue hedges related to revenue recognized	60	(18)	(7)
Restructuring and related reorganization charges, excluding stock-based compensation	100	72	—
Legal reserves, occupancy tax and other	185	118	8
Stock-based compensation	398	458	413
Depreciation and amortization	887	838	807
Impairment of goodwill	—	—	297
Impairment of intangible assets	—	147	129
Adjusted EBITDA	$3,501	$2,934	$2,680

Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.7 billion and $4.5 billion at December 31, 2025 and 2024. Our revolving credit facility with aggregate commitments of $2.5 billion was essentially untapped at December 31, 2025.
As of December 31, 2025, the total cash and cash equivalents and short-term investments held outside the United States was $506 million ($325 million in wholly-owned foreign subsidiaries and $181 million in majority-owned subsidiaries). Most of our foreign undistributed earnings have already been subject to U.S. federal income tax. We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries.
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

Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2025, Moody’s rating was Baa2 with an outlook of “stable,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of December 31, 2025, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in NOTE 7 — Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Year ended December 31,			$ Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(In millions)
Cash provided by (used in):
Operating activities	$3,880	$3,085	$2,690	$795	$395
Investing activities	(531)	(1,262)	(800)	731	(462)
Financing activities	(2,136)	(1,745)	(2,096)	(391)	351
Effect of foreign exchange rate changes on cash and cash equivalents	189	(165)	16	354	(181)
In 2025, net cash provided by operating activities increased by $795 million primarily due to increased benefits from working capital changes, including growth in deferred merchant bookings, as well as higher operating income after adjusting for impacts from depreciation and amortization. These benefits were partially offset by Italian withholding tax settlement payments in the current year.
In 2025, we had net cash used in investing activities of $531 million compared to $1.3 billion in the prior year. The change was primarily due to net sales and maturities of investments in 2025 compared to net purchases of investments in the prior year as well as sources of cash for the settlement of currency forward contract gains in 2025 as compared to uses of cash for losses in the prior year.
Cash used in financing activities in 2025 primarily included $1.9 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs discussed below and for treasury stock activity related to the vesting of equity instruments, the February 2025 redemption of approximately $1 billion of the 6.25% Notes and cash dividend payments of $200 million, partially offset by the February 2025 issuance of the 5.4% Notes with net proceeds of $985 million and $50 million of proceeds from the exercise of options and employee stock purchase plans. Cash used in financing activities in 2024 primarily included payments of $1.8 billion of cash paid to acquire shares, including the repurchased shares under repurchase programs and for treasury stock activity related to the vesting of equity instruments, partially offset by $116 million of proceeds from the exercise of options and employee stock purchase plans.
In 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). The 2019 Share Repurchase Programs has been completed. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations. Shares repurchased under the authorized programs were as follows:

	Year ended December 31,
	2025	2024	2023
Number of shares repurchased	9.0 million	12.1 million	19.1 million
Average price per share	$184.76	$133.85	$106.07
Total cost of repurchases (in millions)(1)	$1,662	$1,616	$2,031
 ______________________________________
(1)Amount excludes transaction costs and excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2025, $1.6 billion remains authorized for repurchase under the 2023 Share Repurchase Program.
We did not pay any common stock dividends for 2024 and 2023. During the first quarter of 2025, the Board of Directors approved the reinstatement of quarterly common stock dividends, and for 2025, we paid aggregate common stock dividends of $1.60 per share. See NOTE 11 — Stockholders' Equity in the notes to consolidated financial statement for detail of the quarterly dividend payments. In addition, in February 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on March 26, 2026 to the stockholders on record as of the close of business on March 5, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.
Foreign exchange rate changes resulted in an increase of our cash and restricted cash balances denominated in foreign currency in 2025 of $189 million reflecting a net appreciation in foreign currencies relative to the U.S. dollar during the year. Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency in 2024 of $165 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar during the year.
Contractual Obligations and Commercial Commitments. Our material cash requirements as of December 31, 2025 include the following contractual obligations and commercial commitments arising in the normal course of business:
•Principal payments related to our debt that is included in our consolidated balance sheet and the related periodic interest payments. The Company had Senior Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, with varying maturities and an aggregate principal amount of $5.3 billion, $750 million of which was payable within 12 months. Based on current stated fixed rates, future interest payments associated with the Senior Notes total approximately $960 million, with approximately $200 million payable within 12 months. In addition, the Company had $1 billion of Convertible Notes, as described in NOTE 7 — Debt in the notes to our consolidated financial statements, which mature on February 15, 2026, with the if-converted value currently estimated to be in excess of the principal amount;
•Our operating leases had fixed lease payment obligations, including imputed interest, of $356 million, with $72 million payable within 12 months; and
•Purchase obligations represent the minimum obligations we have under agreements with certain of our vendors and marketing partners. These minimum obligations are less than our projected use for those periods, and payments may be more than the minimum obligations based on actual use. The Company had purchase obligations of $176 million, with $81 million payable within 12 months.
In addition, we had $298 million of net unrecognized tax benefits recorded on our balance sheet as of December 31, 2025, for which we cannot make a reasonably reliable estimate of the amount and period of payment.
See NOTE 15 — Commitments and Contingencies in the notes to the consolidated financial statements for further information related to our purchase obligations as well as amounts outstanding as of December 31, 2025 related to letters of credit and guarantees. Other than the items described above, we do not have any off-balance sheet arrangements as of December 31, 2025.
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

December 31, 2025
(In millions)
Combined Balance Sheets Information:
Current Assets(1)	$10,582
Non-Current Assets	10,239
Current Liabilities	15,848
Non-Current Liabilities	5,010

Year Ended December 31, 2025
Combined Statements of Operations Information:
Revenue	$12,079
Operating income (2)	1,590
Net income	1,186
Net income attributable to Obligors	1,180
(1)Current assets include intercompany receivables with non-guarantors of $1.3 billion as of December 31, 2025.
(2)Operating income includes intercompany expense with non-guarantors of $35 million for the year ended December 31, 2025.
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
Interest Rate Risk
As of both December 31, 2025 and 2024, the outstanding aggregate principal amount of our debt was $6.3 billion. The aggregate principal of our debt included:
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
•$500 million of senior unsecured notes due March 2031 that bear interest at 2.95%; and
•$1 billion of senior unsecured notes due February 2035 that bear interest at 5.4%.
The 5.0%, 4.625%, 3.8%, 3.25%, 2.95%, and 5.4% senior unsecured notes are collectively the “Senior Notes.” If market interest rates decline, our required payments will exceed those based on market rates. Additionally, the 4.625% and 2.95% senior unsecured notes are subject to interest rate adjustments should our credit ratings be adjusted downwards, which would result in increased interest expense in the future. The total estimated fair value of our Senior Notes was approximately $5.2 billion and $5.1 billion as of December 31, 2025 and December 31, 2024. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy. A 50 basis point increase or decrease in interest rates would decrease or increase the fair value of our debt by approximately $85 million. Our Convertible Notes are more sensitive to the equity market price volatility of our shares of common stock than changes in interest rates. See NOTE 7 — Debt in the notes to our consolidated financial statements for further information.
We maintain a revolving credit facility of $2.5 billion, which bears interest based on market rates plus a spread determined by our credit ratings. Because our interest rate is tied to a market rate, we will be susceptible to fluctuations in interest rates if, consistent with our practice to date, we do not hedge the interest rate exposure arising from any borrowings under our revolving credit facilities. We had no revolving credit facilities borrowings outstanding as of both December 31, 2025 and 2024.
Foreign Exchange Risk
We conduct business in certain international markets, primarily in Australia, Brazil, Canada, the European Union, Japan and the United Kingdom. Because we operate in international markets, we have exposure to different economic climates, political arenas, tax systems and regulations that could affect foreign exchange rates. Our primary exposure to foreign currency risk relates to transacting in foreign currency and recording the activity in U.S. dollars. Changes in exchange rates between the U.S. dollar and these other currencies will result in transaction gains or losses, which we recognize in our consolidated statements of operations.
To the extent practicable, we minimize our foreign currency exposures by maintaining natural hedges between our current assets and current liabilities in similarly denominated foreign currencies. Additionally, we use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in other, net. As of December 31, 2025 and 2024, we had net forward liabilities of $13 million and $2 million recorded in accrued expenses and other current liabilities. We may enter into additional foreign exchange derivative contracts or other economic hedges in the future. Our goal in managing our foreign exchange risk is to reduce to the extent practicable our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. We make a number of estimates in conducting hedging activities including in some cases the level of future bookings, cancellations, refunds, customer stay patterns and payments in foreign currencies. In the event those estimates differ significantly from actual results, we could experience greater volatility as a result of our hedges.
In August 2025, we entered into a fixed-to-fixed cross-currency interest rate swap (“the swap”) with an aggregate notional amount of €220 million. The swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. During the term of the contract, we receive interest payments in U.S. dollars at a fixed rate of 5.4% and make interest payments in Euros at an average fixed rate of 4.061%. The maturity date of the swap is February 2028, whereby, we will receive U.S. dollars from and pay Euros to the contract counterparty. The fair value of the cross-currency interest rate swap was an $11 million liability as of December 31, 2025 recorded in accrued expenses and other current liabilities. As of December 31, 2024, we had a $25 million asset recorded in long-term investments and other assets related to two prior interest rate swaps that were effectively closed out during 2025.
Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the multiple currencies in which we transact fluctuate in relation to the U.S. dollar, the relative composition and denomination of current assets and liabilities each period, and our effectiveness at forecasting and managing, through balance sheet netting or the use of derivative contracts, such exposures. As an example, if the foreign currencies in which we hold net asset balances were to all weaken 10% against the U.S. dollar and foreign currencies in which we hold net liability balances were to all strengthen 10% against the U.S. dollar, we would recognize foreign exchange losses of approximately $35 million based on our foreign currency forward positions (including the impact of forward positions economically hedging our merchant revenue exposures) and the net asset or liability balances of our foreign denominated cash and cash equivalents, accounts receivable, deferred merchant bookings and merchant accounts payable balances as of December 31, 2025. As the net composition of these balances fluctuate frequently, even daily, as do foreign exchange rates, the example loss could be compounded or reduced significantly within a given period.
During 2025, 2024 and 2023, we recorded net foreign exchange rate losses of approximately $46 million ($75 million loss excluding the contracts economically hedging our forecasted merchant revenue), net foreign exchange rate losses of approximately $66 million ($70 million loss excluding the contracts economically hedging our forecasted merchant revenue) and net foreign exchange rate losses of approximately $85 million ($65 million loss excluding the contracts economically hedging our forecasted merchant revenue), respectively. As we increase our operations in international markets, our exposure to fluctuations in foreign currency exchange rates increases. The economic impact to us of foreign currency exchange rate movements is linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.
Equity Investment Risk
We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies, investments in which we have elected the fair value option, and minority investments without readily determinable fair values. We recorded net gains (losses) of $(167) million, $289 million, and $16 million related to these investments for the years ended December 31, 2025, 2024, and 2023, respectively (See NOTE 3 — Fair Value Measurements in the notes to the consolidated financial statements for further information). The fair values of our investments in equity securities of publicly-traded companies (combined with our investments in which we have elected the fair value option) and minority investments without readily determinable fair values, were $577 million and $256 million, respectively, at December 31, 2025, and $895 million and $293 million, respectively, at December 31, 2024. A hypothetical 10% decrease in the fair values at December 31, 2025 of our investments in equity securities of publicly-traded companies and minority investments without readily determinable fair values would have resulted in a loss, before tax, of approximately $83 million, being recognized within other, net in our consolidated statements of operations.
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
Part II. Item 9A. Controls and Procedures
Changes in Internal Control over Financial Reporting.
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee. Ernst & Young, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included below.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Expedia Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Expedia Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington
February 12, 2026

Part II. Item 9B. Other Information
Rule 10b5-1 Plan Elections
During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Part II. Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not Applicable.
Part III.
We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025.
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
Insider Trading Policy and Procedures
We have adopted insider trading policies and procedures applicable to our directors, officers, employees, and other affiliated persons and entities (“Covered Persons”) and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards. Our Securities Trading Policy prohibits Covered Persons from trading in securities of Expedia Group and other companies while in possession of material, nonpublic information or disclosing such information to others who may trade on the basis of such information. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 7, 2025.
The remaining information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers” and “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and incorporated herein by reference.
Part III. Item 11. Executive Compensation
The information required by this item is included under the captions “Corporate Governance and Board of Directors —Compensation of Non-Employee Directors,” “Corporate Governance and Board of Directors  — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in the 2026 Proxy Statement and incorporated herein by reference.
Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement and incorporated herein by reference.
Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Board of Directors — Director Independence” in the 2026 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services
The information required by this item is included under the caption "Fees Paid to Our Independent Registered Public Accounting Firm" and “Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm Fees” in the 2026 Proxy Statement and incorporated herein by reference.
Part IV. Item 15. Exhibits and Financial Statement Schedules
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

(a)(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Filed Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Expedia Group, Inc., dated as of December 3, 2019		8-K	001-37429	3.1	12/4/2019
3.2	Amended and Restated By-Laws of Expedia Group, Inc., effective as of December 13, 2023		8-K	001-37429	3.1	12/15/2023
4.1	Description of Securities		10-K	001-37429	4.1	2/7/2025
4.2	Indenture, dated as of December 8, 2015, among Expedia, Inc., as Issuer, the Subsidiary Guarantors from time to time parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.000% Senior Notes due 2026		8-K	001-37429	4.1	12/8/2015
4.3	Indenture, dated as of September 21, 2017, among Expedia, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.800% Senior Notes due 2028		8-K	001-37429	4.1	9/21/2017
4.4	Indenture, dated as of September 19, 2019, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association, as Trustee, governing the 3.25% Senior Notes due 2030.		8-K	001-37429	4.1	9/20/2019
4.5	Indenture, dated as of July 14, 2020, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 4.625% Senior Notes due 2027		8-K	001-37429	4.2	7/15/2020
4.6	Indenture, dated as of February 19, 2021 among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 0% Convertible Notes due 2026		8-K	001-37429	4.1	2/19/2021
4.7	Indenture, dated as of March 3, 2021, among Expedia Group, Inc., the Subsidiary Guarantors from time to time parties thereto and U.S. Bank National Association governing the 2.95% Senior Notes due 2031		8-K	001-37429	4.1	3/3/2021

4.8	Indenture, dated as of February 21, 2025, by and among Expedia Group, Inc., the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee	8-K	001-37429	4.1	2/21/2025
4.9	First Supplemental Indenture, dated as of February 21, 2025, by and among Expedia Group, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Trust Company, National Association, as trustee, governing the 5.4% Senior Notes due 2035	8-K	001-37429	4.2	2/21/2025
10.1	Tax Sharing Agreement by and between Expedia, Inc. and TripAdvisor, Inc., dated as of December 20, 2011	8-K	000-51447	10.2	12/27/2011
10.2	Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 15, 2019	8-K	001-37429	10.3	4/16/2019
10.3	Amendment No. 1 to Second Amended and Restated Governance Agreement by and between Expedia Group, Inc. and Barry Diller, dated as of April 10, 2020	8-K	001-3749	10.1	4/10/2020
10.4	Assumption and Joinder Agreement to Tax Sharing Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.7	4/16/2019
10.5	Tax Sharing Agreement, by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of November 4, 2016	8-K*^	001-33982	10.1	11/7/2016
10.6	Assumption and Joinder Agreement to Reorganization Agreement by and among Expedia Group, Inc., Liberty Expedia Holdings, Inc. and Qurate Retail, Inc., dated as of April 15, 2019	8-K	001-37429	10.10	4/16/2019
10.7	Reorganization Agreement by and between Liberty Interactive Corporation and Liberty Expedia Holdings, Inc., dated as of October 26, 2016	POS- AM*†	333-210377	2.1	11/4/2016
10.8	Credit Agreement, dated as of April 14, 2022, by and among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37429	10.1	4/18/2022
10.9	First Amendment, dated as of April 12, 2023, to the Credit Agreement dated as of April 14, 2022, among Expedia Group, Inc. and certain of its Subsidiaries, as Borrowers, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-37429	10.1	5/5/2023
10.10*	Sixth Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan	8-K	001-37429	10.1	6/2/2023
10.11*	HomeAway, Inc. 2011 Equity Incentive Plan	S-8	333-208548	99.1	12/15/2015
10.12*	Expedia Group, Inc. 2013 Employee Stock Purchase Plan, as Amended and Restated	8-K	001-37429	10.2	6/2/2023
10.13*	Expedia Group, Inc. 2013 International Employee Stock Purchase Plan, As Amended and Restated	8-K	001-37429	10.3	6/2/2023
10.14*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement (Directors)	10-K	001-37429	10.34	2/12/2021
10.15*	Form of Expedia Group, Inc. 2020 Restricted Stock Unit Agreement	10-K/A	001-37429	10.64	4/29/2020

10.16*	Form of Expedia Group, Inc. 2020 Performance Stock Unit Agreement		10-K/A	001-37429	10.65	4/29/2020
10.17*	Amended and Restated Expedia, Inc. Non-Employee Director Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.13	2/19/2009
10.18*	Amended and Restated Expedia, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2009		10-K	000-51447	10.17	2/19/2009
10.19*	First Amendment of the Executive Deferred Compensation Plan, effective as of December 31, 2014		10-K	000-51447	10.20	2/6/2015
10.20*	Amended and Restated Employment Agreement between Robert J. Dzielak and Expedia, Inc., effective March 3, 2018		8-K	001-37429	10.1	3/7/2018
10.21*	Stock Option Agreement between Peter Kern and Expedia Group, Inc., dated as of February 25, 2021		8-K	001-37429	10.2	2/26/2021
10.22*	Employment Agreement between Julie Whalen and Expedia, Inc., dated September 13, 2022		8-K	001-37429	10.2	2/26/2021
10.23*	Employment Agreement between Ariane Gorin and Expedia, Inc., effective February 7, 2024		8-K	001-37429	10.1	2/8/2024
10.24*	Employment Agreement Between Scott Schenkel and Expedia, Inc., effective December 18, 2024		8-K	001-37429	10.1	12/19/2024
19	Expedia Group, Inc. Securities Trading Policy		10-K	001-37429	19	2/7/2025
21	Subsidiaries of the Registrant	X
22	List of Guarantor Subsidiaries of Expedia Group, Inc.	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certifications of the Chairman and Senior Executive Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.3***	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant Section 906 of the Sarbanes-Oxley Act of 2002
97	Expedia Group, Inc. Incentive Compensation Clawback Policy, dated September 13, 2023		10-K	001-37429	97	2/8/2024
99.1	Order and Final Judgment, entered January 19, 2022		10-K	001-37429	99.1	2/10/2022
99.2	Stipulation of Compromise and Settlement, dated November 2, 2021		10-K	001-37429	99.2	2/10/2022
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or compensatory plan or arrangement.
*†	Indicates reference to filing of Liberty Expedia Holdings, Inc.
*^	Indicates reference to filing of Qurate Retail, Inc.
***	Furnished herewith

Part IV. Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Expedia Group, Inc.

By:	/s/ ARIANE GORIN
Ariane Gorin Chief Executive Officer
February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2026.

Signature	Title

/s/ ARIANE GORIN	Chief Executive Officer and Director
Ariane Gorin	(Principal Executive Officer)

/s/ SCOTT SCHENKEL	Chief Financial Officer
Scott Schenkel	(Principal Financial Officer)

/s/ LANCE SOLIDAY	Senior Vice President, Chief Accounting Officer
Lance Soliday	(Principal Accounting Officer)

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ BEVERLY ANDERSON	Director
Beverly Anderson

/s/ M. MOINA BANERJEE	Director
M. Moina Banerjee

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ HENRIQUE DUBUGRAS	Director
Henrique Dubugras

/s/ CRAIG JACOBSON	Director
Craig Jacobson

/s/ DARA KHOSROWSHAHI	Director
Dara Khosrowshahi

/s/ PATRICIA MENENDEZ CAMBO	Director
Patricia Menendez Cambo

/s/ ALEX VON FURSTENBERG	Director
Alex von Furstenberg

/s/ ALEXANDR WANG	Director
Alexandr Wang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Expedia Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Expedia Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Seattle, Washington
February 12, 2026

Consolidated Financial Statements

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024	2023
	(In millions, except for per share data)
Revenue	$14,733	$13,691	$12,839
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	1,456	1,443	1,573
Selling and marketing - direct	7,349	6,846	6,107
Selling and marketing - indirect (1)	836	781	756
Technology and content (1)	1,277	1,314	1,358
General and administrative (1)	765	805	771
Depreciation and amortization	887	838	807
Impairment of goodwill	—	—	297
Impairment of intangible assets	—	147	129
Legal reserves, occupancy tax and other	185	118	8
Restructuring and related reorganization charges (1)	107	80	—
Operating income	1,871	1,319	1,033
Other income (expense):
Interest income	255	235	207
Interest expense	(299)	(246)	(245)
Other, net	(236)	234	23
Total other income (expense), net	(280)	223	(15)
Income before income taxes	1,591	1,542	1,018
Provision for income taxes	(290)	(318)	(330)
Net income	1,301	1,224	688
Net (income) loss attributable to non-controlling interests	(7)	10	109
Net income attributable to Expedia Group, Inc.	$1,294	$1,234	$797
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$10.32	$9.39	$5.50
Diluted	9.81	8.95	5.31
Shares used in computing earnings per share (000's):
Basic	125,363	131,432	144,967
Diluted	131,943	137,919	150,228
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$14	$12	$14
Selling and marketing	83	81	79
Technology and content	147	154	138
General and administrative	147	203	182
Restructuring and related reorganization charges	7	8	—
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2025	2024	2023
	(In millions)
Net income	$1,301	$1,224	$688
Other comprehensive income (loss), net of tax
Currency translation adjustments, net of taxes	51	(28)	27
Other comprehensive income (loss), net of tax	51	(28)	27
Comprehensive income	1,352	1,196	715
Less: Comprehensive income (loss) attributable to non-controlling interests	17	(15)	(107)
Comprehensive income attributable to Expedia Group, Inc. common stockholders	$1,335	$1,211	$822
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,413	$4,183
Restricted cash and cash equivalents	1,563	1,391
Short-term investments	320	300
Accounts receivable, net of allowance of $74 and $55	4,166	3,213
Income taxes receivable	38	39
Prepaid expenses and other current assets	699	689
Total current assets	12,199	9,815
Property and equipment, net	2,447	2,413
Operating lease right-of-use assets	296	305
Long-term investments and other assets	1,387	1,698
Deferred income taxes	432	496
Intangible assets, net	819	817
Goodwill	6,872	6,844
TOTAL ASSETS	$24,452	$22,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,188	$2,031
Accounts payable, other	1,103	1,039
Deferred merchant bookings	10,428	8,517
Deferred revenue	163	164
Income taxes payable	56	51
Accrued expenses and other current liabilities	1,027	766
Current maturities of long-term debt	1,692	1,043
Total current liabilities	16,657	13,611
Long-term debt, excluding current maturities	4,469	5,223
Deferred income taxes	20	19
Operating lease liabilities	254	265
Other long-term liabilities	505	471
Commitments and contingencies
Stockholders’ equity:
Common stock $.0001 par value, Authorized shares: 1,600,000	—	—
Shares issued: 291,448 and 287,509; Shares outstanding: 116,975 and 123,271
Class B common stock $.0001 par value, Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,565	16,043
Treasury stock — Common stock and Class B, at cost, Shares: 181,749 and 171,515	(16,786)	(14,856)
Retained earnings (deficit)	1,696	602
Accumulated other comprehensive income (loss)	(191)	(232)
Total Expedia Group, Inc. stockholders’ equity	1,284	1,557
Non-redeemable non-controlling interest	1,263	1,242
Total stockholders’ equity	2,547	2,799
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,452	$22,388
See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	278,264,235	$—	12,799,999	$—	$14,795	137,783,429	$(10,869)	$(1,409)	$(234)	$1,445	$3,728
Net income (loss)								797		(109)	688
Other comprehensive income, net of taxes									25	2	27
Proceeds from exercise of equity instruments and employee stock purchase plans	3,884,341	—			101						101
Withholding taxes for stock options					(7)						(7)
Treasury stock activity related to vesting of equity instruments						973,946	(106)				(106)
Common stock repurchases						19,145,610	(2,031)				(2,031)
Other changes in ownership of non-controlling interests					16					(86)	(70)
Stock-based compensation expense					474						474
Other					19	—	(17)	(20)			(18)
Balance as of December 31, 2023	282,148,576	—	12,799,999	—	15,398	157,902,985	(13,023)	(632)	(209)	1,252	2,786
Net income (loss)								1,234		(10)	1,224
Other comprehensive loss, net of taxes									(23)	(5)	(28)
Proceeds from exercise of equity instruments and employee stock purchase plans	5,360,219	—			116						116
Withholding taxes for stock options					(2)						(2)
Treasury stock activity related to vesting of equity instruments						1,539,783	(206)				(206)
Common stock repurchases						12,071,915	(1,616)				(1,616)
Other changes in ownership of non-controlling interests					—			—		5	5
Stock-based compensation expense					531						531
Other					—	—	(11)	—			(11)
Balance as of December 31, 2024	287,508,795	—	12,799,999	—	16,043	171,514,683	(14,856)	602	(232)	1,242	2,799
Net income								1,294		7	1,301
Other comprehensive income, net of taxes									41	10	51
Payment of dividends to common stockholders (declared at $1.60 per share)					—			(200)			(200)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,938,782	—			50						50
Withholding taxes for stock options					(19)						(19)
Treasury stock activity related to vesting of equity instruments						1,236,537	(257)				(257)
Common stock repurchases						8,998,160	(1,662)				(1,662)
Other changes in ownership of non-controlling interests					3			—		4	7
Stock-based compensation expense					488						488
Other					—	—	(11)	—			(11)
Balance as of December 31, 2025	291,447,577	$—	12,799,999	$—	$16,565	181,749,380	$(16,786)	$1,696	$(191)	$1,263	$2,547
 See notes to consolidated financial statements.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(In millions)
Operating activities:
Net income	$1,301	$1,224	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	847	781	748
Amortization of stock-based compensation	398	458	413
Amortization of intangible assets	40	57	59
Impairment of goodwill and intangible assets	—	147	426
Deferred income taxes	78	74	62
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	(120)	95	(16)
Realized (gain) loss on foreign currency forwards, net	(128)	40	—
(Gain) loss on minority equity investments, net	167	(289)	(16)
Other	124	79	55
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(983)	(467)	(741)
Prepaid expenses and other assets	(3)	67	98
Accounts payable, merchant	155	(10)	332
Accounts payable, other, accrued expenses and other liabilities	163	(11)	101
Tax payable/receivable, net	(17)	46	(91)
Deferred merchant bookings	1,858	794	572
Net cash provided by operating activities	3,880	3,085	2,690
Investing activities:
Capital expenditures, including internal-use software and website development	(770)	(756)	(846)
Purchases of investments	(628)	(549)	(28)
Sales and maturities of investments	747	78	49
Other, net	120	(35)	25
Net cash used in investing activities	(531)	(1,262)	(800)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	985	—	—
Payment of long-term debt	(1,044)	—	—
Purchases of treasury stock	(1,930)	(1,839)	(2,137)
Payment of dividends to stockholders	(200)	—	—
Proceeds from exercise of equity awards and employee stock purchase plan	50	116	101
Other, net	3	(22)	(60)
Net cash used in financing activities	(2,136)	(1,745)	(2,096)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	189	(165)	16
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	1,402	(87)	(190)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	5,574	5,661	5,851
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$6,976	$5,574	$5,661
Supplemental cash flow information
Cash paid for interest	$213	$231	$231
Income tax payments, net	218	184	281
See notes to consolidated financial statements.

Expedia Group, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — Basis of Presentation
These accompanying consolidated financial statements include Expedia Group, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We refer to Expedia Group, Inc. and its subsidiaries collectively as “Expedia Group,” the “Company,” “us,” “we” and “our” in these consolidated financial statements.
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
Merchant and Agency Vrbo Alternative Accommodations. Vrbo's lodging revenue is generally earned on a pay-per-booking basis, which can be either merchant or agency bookings depending on the nature of the payment processor. Pay-per-booking arrangements are commission-based where rental property owners and managers bear the inventory risk, have latitude in setting the price and compensate Vrbo for facilitating bookings with travelers. Under pay-per-booking arrangements, each booking is a separate contract as listings are typically cancelable at any time and the related revenue, net of amounts paid to property owners, is recognized at check in, which is the point in time when our service to the traveler is complete. Vrbo also charges a traveler service fee at the time of booking. The service fee charged to travelers provides compensation for Vrbo's services, including but not limited to the use of Vrbo's website and VrboCareTM providing travelers with protection and support to travelers who book on Vrbo. The performance obligation is to facilitate the booking of a property and assist travelers up to their check in process and, as such, the traveler service fee revenue is recognized at check-in.
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
Advertising and Media. We record revenue from click-through fees charged to our travel partners for leads sent to the travel partners’ websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners’ websites. We record revenue for advertising placements primarily upon delivery of advertising impressions. Payments from advertisers are generally due within 30 days of invoicing.
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
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $313 million as of December 31, 2025 and $319 million as of December 31, 2024.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2024, $7.6 billion of advance cash payments was reported within deferred merchant bookings, $6.5 billion of which was recognized resulting in $964 million of revenue during the year ended December 31, 2025 with the remainder primarily consisting of cancellations during the year. At December 31, 2025, the related balance was $9.3 billion.
Travelers enrolled in our internally administered traveler loyalty rewards programs earn rewards for each eligible booking made which can be redeemed for free or discounted future bookings. One Key allows members to earn OneKeyCash, the currency of the One Key program, on eligible hotels, alternative accommodations, activities, packages, car rentals, flights and cruises made in several markets on Brand Expedia, Hotels.com and Vrbo. Hotels.com Rewards continues to be offered outside the U.S. and U.K. and offers travelers one free night at any Hotels.com partner property after that traveler stays 10 nights, subject to certain restrictions. The majority of Expedia Rewards members were migrated to One Key during 2025, but Expedia Rewards continues to be offered on select international points of sale. As travelers accumulate rewards towards free travel products, we defer the relative standalone selling price of earned rewards, net of expected breakage, as deferred loyalty rewards within deferred merchant bookings on the consolidated balance sheet. In order to estimate the standalone selling price of the underlying services on which rewards can be redeemed for all loyalty programs, we use an adjusted market assessment approach and consider the redemption values expected from the traveler. We then estimate the number of rewards that will not be redeemed based on historical activity in our members' accounts as well as statistical modeling techniques. Revenue is recognized when we have satisfied our performance obligation relating to the rewards, that is when the travel service purchased with the loyalty award is satisfied. The majority of rewards expected to be redeemed are recognized within one to two years of being earned. At December 31, 2024, $937 million of deferred loyalty rewards was reported within deferred merchant bookings, all of which was recognized as revenue during the year ended December 31, 2025. At December 31, 2025, the related balance was $1.1 billion.
Deferred Revenue. Deferred revenue primarily consists of unearned subscription revenue as well as deferred advertising revenue. At December 31, 2024, $164 million was recorded as deferred revenue, $131 million of which was recognized as revenue during the year ended December 31, 2025. At December 31, 2025, the related balance was $163 million.
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

	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$5,413	$4,183
Restricted cash and cash equivalents	1,563	1,391
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$6,976	$5,574
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
Foreign Currency Forward Contracts. At December 31, 2025 and 2024, our derivative instruments included foreign currency forward contracts. We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. Our goal in managing our foreign exchange risk is to reduce, to the extent practicable, our potential exposure to the changes that exchange rates might have on our earnings, cash flows and financial position. Our foreign currency forward contracts are typically short-term and, as they do not qualify for hedge accounting treatment, we classify the changes in their fair value in other, net and present associated cash flows within investing activities on the statement of cash flows.
Net Investment Hedges. We also have entered into a fixed-to-fixed cross-currency interest rate swap with an aggregate notional amount of €220 million. During the term of the contract, we receive interest payments in U.S. dollars at a fixed rate of 5.4% and make interest payments in Euros at an average fixed rate of 4.061% based on a notional amount and fixed interest rates determined at contract inception. The swap was designated as a hedge of our net investment in certain Euro functional currency subsidiaries. Hedge effectiveness is assessed each quarter based on the net investment in the foreign subsidiaries designated as the hedged item and the changes in the fair value of the designated interest rate swap based on spot rates. For hedges that meet the effectiveness requirements, changes in fair value are recorded as accumulated OCI within the foreign currency translation adjustment. Amounts excluded from hedge effectiveness at inception are recognized as interest accrues within interest expense.
The Company has in the past designated foreign currency-denominated debt as a hedge of our net investment in certain Euro functional currency subsidiaries. The gains or losses on these non-derivative instruments were reported as a component of accumulated OCI as part of the cumulative translation adjustments on our consolidated balance sheets. While these hedging relationships have terminated, the associated currency translation adjustments remain in accumulated OCI until realized upon a full or partial sale or liquidation of the applicable Euro functional currency subsidiaries.
Contractual terms of debt arrangements, including embedded features such as conversion options, are evaluated and reassessed at each balance sheet date to determine whether they must be accounted for separately from the debt contract as derivative instruments. Embedded derivatives are measured at fair value, with changes in fair value recognized in other, net in the consolidated statement of operations.
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
Advertising Expense
We incur advertising expense consisting of offline costs, including television and print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2025, 2024 and 2023, our advertising expense was $3.9 billion, $4.0 billion and $3.8 billion.

Stock-Based Compensation
We measure and amortize the fair value of restricted stock units (“RSUs”) and stock options as follows:
Restricted Stock Units. RSUs are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a three or four-year period, but may accelerate in certain circumstances. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of actual forfeitures, as stock-based compensation expense over the vesting term generally on a straight-line basis, but at least equal to the portion of the grant-date fair value of the award that is vested at that date. In addition, we have a limited number of market-based stock units and performance-based stock units (collectively referred to as "PSUs"). For market-based awards, we calculated the fair value using a Monte Carlo valuation model. For performance-based awards, we determine the grant-date fair value to be the quoted price of our common stock at the date of grant. The fair value, net of actual forfeitures, is amortized as stock-based compensation over the vesting term, generally a three year period, on an accelerated basis. The number of shares that ultimately vest depends on achieving certain performance metrics or performance goals, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.
Stock Options. Our employee stock options consist of service based awards. We measure the value of stock options issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques, including the Black-Scholes. We amortize the fair value, net of actual forfeitures, over the remaining explicit vesting term in the case of service-based awards and the longer of the derived service period or the explicit service period for awards with market conditions on a straight-line basis. Stock options have not been broadly used as part of our compensation strategy in recent years and all outstanding options were fully vested as of December 31, 2024.
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value.
Earnings Per Share
We compute basic earnings per share by taking net income or loss attributable to Expedia Group, Inc. available to common stockholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments (which includes convertible notes) using the treasury stock or the if converted method, as applicable. For additional information on how we compute earnings per share, see NOTE 12 — Earnings Per Share.
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
Occupancy and Other Taxes
Some states and localities impose taxes (e.g. transient occupancy, accommodation tax, sales tax, and/or business privilege tax) on the use or occupancy of hotel accommodations or other traveler services. Generally, hotels collect taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We calculate the tax recovery charge by applying the applicable tax rate supplied to us by the hotels to the amount that the hotel has agreed to receive for the rental of the room by the consumer. In most jurisdictions, we do not collect or remit taxes, nor do we pay taxes to the hotel operator, on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such taxes. A limited number of taxing jurisdictions have made similar claims against certain of our companies for tax amounts due on the rental amounts charged by owners of alternative accommodations properties or for taxes on our services. We are an intermediary between a traveler and a party renting a vacation property and we believe are similarly not liable for such taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve these issues. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes when determined to be probable and estimable. See NOTE 15 — Commitments and Contingencies for further discussion.
Recently Adopted Accounting Policies
We adopted the new guidance related to improved income tax disclosure requirements on a retrospective basis in our consolidated financial statements for the current fiscal year ended December 31, 2025. These disclosures include (1) specific categories in the rate reconciliation and (2) additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). See NOTE 10 — Income Taxes for the updated disclosures.
Recent Accounting Policies Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued new guidance expanding disclosure requirements related to certain income statement expenses. The guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.
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

NOTE 3 — Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$181	$181	$—
Term deposits and certificates of deposit	160	—	160
Corporate debt securities	2	—	2
Commercial paper	44	—	44
Investments:
Equity investment	577	577	—
Corporate debt securities	404	—	404
U.S. treasury securities	20	—	20
Asset-backed securities	121	—	121
Term deposits and certificates of deposit	17	—	17
U.S. agency securities	36	—	36
Commercial paper	2	—	2
Total assets measured at fair value on a recurring basis	$1,564	$758	$806

Liabilities
Derivatives:
Foreign currency forward contracts	$13	$—	$13
Cross-currency interest rate swaps	11	—	11
Embedded derivative liability	126	—	126
Total liabilities measured at fair value on a recurring basis	$150	$—	$150

Financial assets measured at fair value on a recurring basis as of December 31, 2024 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$113	$113	$—
Term deposits and certificates of deposit	163	—	163
Commercial paper	2	—	2
Derivatives:
Cross-currency interest rate swaps	25	—	25
Investments:
Equity investments	895	895	—
Corporate debt securities	354	—	354
U.S. treasury securities	70	—	70
Asset-backed securities	62	—	62
Term deposits and certificates of deposit	3	—	3
U.S. agency securities	8	—	8
Non-U.S. government securities	3	—	3
Commercial paper	2	—	2
Total assets measured at fair value on a recurring basis	$1,700	$1,008	$692
Liabilities
Derivatives:
Foreign currency forward contracts	$2	$—	$2
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
As of December 31, 2025 and 2024, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, money market funds and commercial paper with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, most of which are classified as available-for-sale. As of December 31, 2025, we had $320 million of short-term and $280 million of long-term investments primarily classified as available-for-sale, which generally mature within five years. As of December 31, 2024, we had $300 million of short-term and $202 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of approximately $1 million for both 2025 and 2024. We review our available-for-sale securities on a regular basis for impairment. During 2025 and 2024, we did not recognize an allowance for credit-related losses on any of our investments.
As of December 31, 2025, our equity investment represents our investment in Global Business Travel Group, Inc., a publicly traded company for which we have an approximately 14% ownership interest. During the years ended December 31, 2025, 2024, and 2023, we recognized gains (losses) of approximately $(133) million, $217 million and $(26) million within other, net in our consolidated statements of operations related to the fair value changes of this equity investment.
During 2025, we completed the sale of our equity investment in Despegar.com, Corp. for $187 million in cash. During the years ended December 31, 2025, 2024, and 2023, we recognized gains of approximately $2 million, $94 million and $42 million within other, net in our consolidated statements of operations for fair value changes up to the date of the sale in the current year.

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures, foreign denominated liabilities related to certain of our loyalty programs and our other foreign currency-denominated operating liabilities. As of December 31, 2025, we were party to outstanding forward contracts hedging our liability exposures with a total net notional value of $5.4 billion. As of December 31, 2025 and 2024, we had net forward liability of $13 million ($31 million gross forward liability) and $2 million ($42 million gross forward liability) recorded in accrued expenses and other current liabilities. We recorded $117 million, $33 million and $24 million in net losses from foreign currency forward contracts in 2025, 2024 and 2023.
From March 2022 to August 2025, we maintained two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million, and maturity dates of February 2026 (the "2022 swaps"), which were designated as net investment hedges of Euro assets. In August 2025, the 2022 swaps were effectively closed out by entering into a swap with offsetting terms, and we de-designated the 2022 swaps and discontinued hedge accounting. Simultaneously we entered into a new fixed-to-fixed cross-currency interest rate swap with a notional amount of €220 million and maturity date of February 2028 (the “2025 swap”). The 2025 swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. The fair value of the 2025 swap was an $11 million liability as of December 31, 2025, recorded in accrued expenses and other current liabilities. The fair value of the 2022 swaps was an asset of $25 million as of December 31, 2024, recorded in long-term investments and other assets. The gain related to these swaps recognized in interest expense was $1 million during the year ended December 31, 2025 and $5 million during both of the years ended December 31, 2024 and 2023.
See NOTE 7 — Debt for information on the embedded derivative liability related to the convertible notes due in February 2026 measured at fair value using a lattice model based on factors such as our stock price, the principal outstanding, coupon rate, volatility, credit spread, risk-free rate and other market data considered Level 2 inputs.
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
Goodwill. During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment. This impairment charge resulted from trivago’s strategic shift which included intensifying its brand marketing investments with an anticipated decrease in profitability. The fair value estimate for the reporting unit was based on a blended analysis of the present value of future discounted cash flows and market value approach, Level 3 inputs. The significant estimates used in the discounted cash flows model included our weighted average cost of capital, projected cash flows and the long-term rate of growth. Our assumptions were based on the actual historical performance of the reporting unit and considered the weakening of operating results, and implied risk premiums based on market prices of our equity and debt as of the assessment date. Our significant estimates in the market approach model included identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit's carrying value over our estimate of the fair value was recorded as the goodwill impairment charge. As of December 31, 2023, our trivago segment had no goodwill remaining.
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
Minority Investments without Readily Determinable Fair Values. As of December 31, 2025 and 2024, the carrying values of our minority investments without readily determinable fair values totaled $256 million and $293 million. During 2025 and 2024, we recorded $37 million and $22 million of losses related to a minority investment, resulting from valuations using an option pricing model that utilized judgmental inputs such as discounts for lack of marketability and estimated exit event timing. In addition, during 2024, we sold a minority investment for $15 million and recognized an immaterial gain on the transaction. During 2023, we had no material gains or losses recognized related to these minority investments. As of December 31, 2025, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).
NOTE 4 — Property and Equipment, Net
Our property and equipment consists of the following:

	December 31,
	2025	2024
	(In millions)
Capitalized software development	$3,748	$3,373
Computer equipment	182	170
Furniture and other equipment	113	115
Buildings and leasehold improvements	1,244	1,227
Land	146	146
	5,433	5,031
Less: accumulated depreciation	(3,069)	(2,814)
Projects in progress	83	196
Property and equipment, net	$2,447	$2,413
As of December 31, 2025 and 2024, our recorded capitalized software development costs, net of accumulated amortization, which have been placed in service were $1.3 billion and $1.1 billion. For the years ended December 31, 2025, 2024 and 2023, we recorded amortization of capitalized software development costs of $749 million, $671 million and $642 million included in depreciation and amortization expense.
As of December 31, 2025, 2024 and 2023, we had $8 million, $2 million and $5 million, respectively, included in accounts payable for the acquisition of property and equipment, which is considered a non-cash investing activity in the consolidated statements of cash flows.
NOTE 5 – Leases
We have operating leases for office space and data centers. Our leases have remaining lease terms of one year to 12 years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the leases within one year.
Operating lease costs were $84 million, $85 million and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Supplemental cash flow information related to leases were as follows:

	Year ended December 31,
	2025	2024	2023
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease payments	$81	$80	$92
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41	22	86

Supplemental consolidated balance sheet information related to leases were as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Operating lease right-of-use assets	$296	$305

Current lease liabilities, included within Accrued expenses and other current liabilities	$61	$63
Long-term lease liabilities, included within Operating lease liabilities	254	265
Total operating lease liabilities	$315	$328

Weighted average remaining lease term	5.8 years	6.2 years
Weighted average discount rate	4.2%	4.2%
Maturities of lease liabilities are as follows:

Operating Leases
(in millions)
Year ending December 31,
2026	$72
2027	73
2028	66
2029	56
2030	32
2031 and thereafter	57
Total lease payments	356
Less: imputed interest	(41)
Total	$315
NOTE 6 — Goodwill and Intangible Assets, Net
The following table presents our goodwill and intangible assets as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In millions)
Goodwill	$6,872	$6,844
Intangible assets with indefinite lives	769	763
Intangible assets with definite lives, net	50	54
	$7,691	$7,661
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
During 2023, we recognized a goodwill impairment charge of $297 million related to our trivago segment as well as intangible impairment charges of $15 million related to indefinite-lived trade name within our trivago segment, due to a strategic shift at trivago, which included intensifying its brand marketing investments with an anticipated decrease in profitability. In addition, during the fourth quarter of 2023, we recognized intangible impairment charges of $114 million related to indefinite-lived trade names within our B2C segment.

Goodwill. The following table presents the changes in goodwill by reportable segment:

	B2C	B2B	trivago	Total
	(In millions)
Balance as of December 31, 2023	$6,436	$413	$—	$6,849
Foreign exchange translation and other	(3)	(2)	—	(5)
Balance as of December 31, 2024	6,433	411	—	6,844
Additions	—	—	16	16
Foreign exchange translation and other	11	1	—	12
Balance as of December 31, 2025	$6,444	$412	$16	$6,872
As of December 31, 2025, accumulated goodwill impairment losses in total were $3.6 billion, of which $3.0 billion was associated with our B2C segment and $537 million was associated with our trivago segment.
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions.
Intangible Assets with Definite Lives. The following table presents the components of our intangible assets with definite lives as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In millions)
Customer relationships	$381	$(381)	$—	$380	$(369)	$11
Supplier relationships	485	(485)	—	475	(474)	1
Domain names	168	(155)	13	166	(145)	21
Technology	391	(362)	29	353	(353)	—
Other	302	(294)	8	295	(274)	21
Total	$1,727	$(1,677)	$50	$1,669	$(1,615)	$54
Amortization expense was $40 million, $57 million and $59 million for the years ended December 31, 2025, 2024 and 2023. The estimated future amortization expense related to intangible assets with definite lives as of December 31, 2025, assuming no subsequent impairment of the underlying assets, is as follows, in millions:

2026	$18
2027	10
2028	6
2029	6
2030	6
2031 and thereafter	4
Total	$50

NOTE 7 — Debt
The following table sets forth our outstanding debt:

	December 31,
	2025	2024
	(In millions)
6.25% senior notes due 2025	$—	$1,043
5.0% senior notes due 2026	750	749
0% convertible senior notes due 2026	942	996
4.625% senior notes due 2027	748	747
3.8% senior notes due 2028	998	997
3.25% senior notes due 2030	1,242	1,240
2.95% senior notes due 2031	495	494
5.4% senior notes due 2035	986	—
Total debt(1)	$6,161	$6,266
Current maturities of long-term debt	(1,692)	(1,043)
Long-term debt, excluding current maturities	$4,469	$5,223
___________________________________
(1)Net of applicable discounts and debt issuance costs.
Outstanding Debt
Senior Notes Outstanding.
February 2025 Senior Notes Issuance. In February 2025, we issued $1 billion of registered senior unsecured notes that bear interest at 5.4% and are due in February 2035 (the “5.4% Notes”). The 5.4% Notes were issued at a price of 99.316% of the aggregate principal amount. Interest is payable semi-annually in arrears in February and August of each year, beginning August 15, 2025. At any time prior to November 15, 2034, we may redeem some or all of the 5.4% Notes by paying a “make-whole” premium plus accrued and unpaid interest, if any. On or after November 15, 2034, we may redeem some or all of the 5.4% Notes at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 5.4% Notes were approximately $985 million after deducting the discount and debt issuance costs.
In prior years, we issued the following senior notes, which are still outstanding as of December 31, 2025:
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
All of our outstanding senior notes (collectively the "Senior Notes") are senior unsecured obligations issued by Expedia Group and guaranteed by certain domestic Expedia Group subsidiaries. The Senior Notes rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations of Expedia Group and the guarantor subsidiaries. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $82 million and $73 million as of December 31, 2025 and 2024.
Convertible Notes Outstanding. In February 2021, we completed our private placement of $1 billion aggregate principal amount of unsecured 0% convertible senior notes that mature on February 15, 2026 unless earlier converted, redeemed or repurchased (the "Convertible Notes").
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
The Convertible Notes have a current conversion rate of 3.9526 shares of common stock of Expedia Group with a par value $0.0001 per share (referred to as “our common stock” herein), per $1,000 principal amount of Convertible Notes, which is equal to a current conversion price of approximately $253.00 per share of our common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends. At any time prior to the close of business on the business day immediately preceding November 15, 2025, holders could convert their Convertible Notes at their option only under the following circumstances:
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
Irrespective of the foregoing conditions, holders may convert their Convertible Notes on or after November 15, 2025 and prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Additionally, upon the occurrence of a corporate event that constitutes a “make-whole fundamental change” per the indenture, or if we call the Convertible Notes for redemption, and a holder elects to convert its Convertible Notes in connection with such make-whole fundamental change or during the related redemption period, as the case may be, such holder may be entitled to an increase in the conversion rate in certain circumstances as described in the indenture. Prior to November 2025, upon conversion, holders could receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (the "conversion option").

Upon issuance and subsequent balance sheet-date reassessments through September 30, 2025, the conversion option on the Convertible Notes qualified for the equity scope exception under derivative accounting guidance because the Company had the option to deliver either cash, shares of our common stock or a combination of cash and shares of our common stock at our election. Under such exception, the conversion option is not required to be accounted for as a separate instrument. On November 12, 2025, the Company elected to irrevocably fix the settlement method to cash settlement. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, we recorded an embedded derivative liability at fair value of $119 million and a corresponding debt discount of $119 million reducing the carrying value of the Convertible Notes. The debt discount is amortized over the remaining term of the Convertible Notes using the straight-line method. The fair value of the embedded derivative liability (considered a "Level 2" fair value measurement; see NOTE 3 — Fair Value Measurements), was $126 million as of December 31, 2025 and is included in accrued expenses and other current liabilities on the consolidated balance sheet. The unamortized debt discount and debt issuance costs were $58 million as of December 31, 2025 and the unamortized debt issuance costs were $4 million as of December 31, 2024.
We recognized the following charges related to the conversion option on the Convertible Notes in our consolidated statement of operations:

(In millions)	Classification in consolidated statements of operations	Year ended December 31, 2025
Change in fair value of the embedded derivative	Other, net	$7
Amortization of debt discount	Interest expense	62
Total charges		$69
Interest expense related to the amortization of the original debt issuance costs for the Convertible Notes was $3 million during each of the years ended December 31, 2025, 2024 and 2023.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.2 billion and $5.1 billion as of December 31, 2025 and 2024. Additionally, the estimated fair value of the Convertible Notes was $1.1 billion and $997 million as of December 31, 2025 and 2024. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Redemption of Senior Notes
During 2025, we early redeemed all of our approximately $1 billion registered senior unsecured notes that were due May 2025 and bore interest at 6.25% (the “6.25% Notes”), which resulted in the recognition of an immaterial loss on debt extinguishment from the write-off of debt issuance costs during the first quarter of 2025. The redemption price for the 6.25% Notes was 100% of the aggregate principal amount thereof plus accrued and unpaid interest thereon through the redemption date of $18 million.
Credit Facility
As of December 31, 2025 and 2024, Expedia Group maintained a $2.5 billion revolving credit facility that matures in April 2027. As of December 31, 2025 and 2024, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group's credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group's credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group's credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. As of December 31, 2025 and 2024, there was $43 million and $45 million of outstanding stand-by LOCs issued under the facility.
NOTE 8 — Employee Benefit Plans
Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation on a pre-tax and/or Roth basis. Employees may also contribute up to 10% after-tax, not to exceed 60% of pay and not more than statutory limits. Expedia Group makes matching contributions in an amount equal to 50% of participant 401(k) contributions up to the first 6% of their compensation each payroll period. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $71 million, $69 million and $72 million for the years ended December 31, 2025, 2024 and 2023.
NOTE 9 — Stock-Based Awards and Other Equity Instruments
Pursuant to the Amended and Restated Expedia Group, Inc. 2005 Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards, such as PSUs, to directors, officers, employees and consultants. As of December 31, 2025, we had approximately nine million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.
The following table presents a summary of RSU activity:

	RSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of December 31, 2024	6,712	$124.31
Granted	2,837	173.18
Vested	(3,481)	133.08
Cancelled	(1,030)	129.57
Balance as of December 31, 2025	5,038	144.65
The following table presents a summary of PSU activity:

	PSUs	Weighted Average Grant-Date Fair Value
	(In thousands)
Shares probable to be issued as of December 31, 2024	346	$99.88
Granted(1)	229	175.00
Performance Shares Adjustment(2)	208	163.62
Cancelled	(119)	195.93
Shares probable to be issued as of December 31, 2025(2)	664	124.68
___________________________________
(1)Represents number of shares granted at 100% of target.
(2)Outcome for vested market-based awards is updated based upon achievement of certain stock price growth rate targets of the Company’s common stock. Probable outcome for unvested market-based awards is based upon achievement of certain stock price growth rate targets of the Company’s common stock as of December 31, 2025. Probable outcome for unvested performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.
The total market value of RSU and PSU shares vested during the years ended December 31, 2025, 2024 and 2023 was $722 million, $578 million and $316 million.
The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Balance as of December 31, 2024	2,392	$154.61
Exercised	(692)	148.29
Balance as of December 31, 2025	1,700	157.18	0.7	$214
Exercisable as of December 31, 2025	1,700	157.18	0.7	214
The aggregate intrinsic value of outstanding options shown in the stock option activity table above represents the total pretax intrinsic value at December 31, 2025, based on our closing stock price of $283.31 as of the last trading date in 2025. The total intrinsic value of stock options exercised was $57 million, $33 million and $9 million for the years ended December 31, 2025, 2024 and 2023.
There were no options granted during 2025, 2024 or 2023.

In 2025, 2024 and 2023, we recognized total stock-based compensation expense of $398 million, $458 million and $413 million. The total income tax benefit related to stock-based compensation expense was $206 million, $152 million and $88 million for 2025, 2024 and 2023. We capitalized $99 million, $81 million and $71 million of stock-based compensation expense associated with the cost of developing internal-use software in 2025, 2024 and 2023.
Cash received from stock-based award exercises for the years ended December 31, 2025, 2024 and 2023 was $12 million, $67 million and $60 million, respectively. Total current income tax benefits during the years ended December 31, 2025, 2024 and 2023 associated with the exercise of stock-based awards held by our employees were $39 million, $24 million and $17 million, respectively.
As of December 31, 2025, there was approximately $703 million of unrecognized stock-based compensation expense related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 1.13 years.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (“ESPP”), which allows shares of our common stock to be purchased by eligible employees at six-month intervals at 85% of the fair market value of the stock on either the first or the last day of each six-month period, whichever is lower. Eligible employees were allowed to contribute up to 15% of their base compensation. During 2025, 2024 and 2023, approximately 227,000, 415,000, and 442,000 shares were purchased under this plan for an average price of $165.72, $116.91 and $92.56 per share. As of December 31, 2025, we have reserved approximately 0.8 million shares of our common stock for issuance under the ESPP.
NOTE 10 — Income Taxes
The following table summarizes our U.S. and foreign income (loss) before income taxes:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$1,307	$1,280	$935
Foreign	284	262	83
Total	$1,591	$1,542	$1,018
Provision for Income Taxes
The following table summarizes our provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
		(In millions)
Current income tax expense:
U.S. federal	$7	$68	$106
State	28	30	36
Foreign	177	146	126
Current income tax expense	212	244	268
Deferred income tax (benefit) expense:
U.S. federal	78	77	75
State	10	18	(4)
Foreign	(10)	(21)	(9)
Deferred income tax expense	78	74	62
Income tax expense:
U.S. federal	85	145	181
State	38	48	32
Foreign	167	125	117
Income tax expense	$290	$318	$330

We reduced our current income tax payable by $39 million, $24 million, and $17 million for the years ended December 31, 2025, 2024 and 2023 for tax deductions attributable to stock-based compensation.
Deferred Income Taxes
As of December 31, 2025 and 2024, the significant components of our deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2025	2024
	(In millions)
Deferred tax assets:
Provision for accrued expenses	$54	$47
Deferred loyalty rewards	253	217
Net operating loss and tax credit carryforwards	196	130
Capitalized research and development	207	391
Operating lease liabilities	113	118
Long-term investments	119	108
Other	133	84
Total deferred tax assets	1,075	1,095
Less valuation allowance	(206)	(176)
Net deferred tax assets	$869	$919
Deferred tax liabilities:
Goodwill and intangible assets	$(315)	$(308)
Anticipatory foreign tax credits	(32)	(17)
Operating lease ROU assets	(109)	(115)
Other	(1)	(2)
Total deferred tax liabilities	$(457)	$(442)
Net deferred tax assets	$412	$477
As of December 31, 2025, we had state net operating loss carryforwards (“NOLs”) of approximately $121 million and foreign NOLs of approximately $298 million. State NOLs of $33 million may be carried forward indefinitely, and state NOLs of $88 million expire at various times starting from 2035. Foreign NOLs of $198 million may be carried forward indefinitely, and foreign NOLs of $100 million expire at various times starting from 2027. As of December 31, 2025, we had tax credit carryforwards of approximately $135 million, which expire at various times starting from 2039.
As of December 31, 2025, we had a valuation allowance of approximately $206 million related to certain tax attribute carryforwards for which it is more likely than not the tax benefits will not be realized. The valuation allowance increased by $30 million from the amount recorded as of December 31, 2024, primarily due to the realized and unrealized capital losses on investments.
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

	Year Ended December 31,
	2025		2024		2023
	($ in millions)
U.S. federal statutory tax rate	$334	21.0%	$324	21.0%	$214	21.0%

State and local income tax, net of federal income tax effect (1)	32	2.0	43	2.8	28	2.8

Foreign tax effects:
United Kingdom:
Nontaxable or nondeductible items	18	1.1	10	0.6	6	0.6
Other	1	0.1	1	0.1	3	0.3
Germany:
Tax rate differential	(1)	(0.1)	2	0.1	16	1.6
Nondeductible goodwill impairment	—	—	—	—	44	4.3
Other	(6)	(0.4)	(1)	(0.1)	6	0.6
Brazil:
Withholding tax	76	4.8	50	3.2	17	1.7
Other	(1)	(0.1)	(3)	(0.2)	(1)	(0.1)
Other foreign jurisdictions	20	1.3	12	0.8	10	1.0

Effect of cross-border tax laws:
Foreign-derived intangible income	(6)	(0.4)	(27)	(1.8)	(33)	(3.2)
Other	(4)	(0.3)	4	0.3	(3)	(0.3)

Tax credits:
Research and development tax credits	(69)	(4.3)	(48)	(3.1)	(63)	(6.2)
Foreign tax credits	(94)	(5.9)	(56)	(3.6)	(58)	(5.7)

Changes in valuation allowances	35	2.2	(60)	(3.9)	—	—

Nontaxable or nondeductible items:
Nondeductible compensation	13	0.8	28	1.8	25	2.5
Excess tax benefits related to stock-based compensation	(45)	(2.8)	(7)	(0.5)	9	0.9
Other	25	1.6	2	0.1	3	0.3

Changes in unrecognized tax benefits	(40)	(2.5)	34	2.2	41	4.0

Other adjustments:
Divestitures and entity restructuring	—	—	—	—	55	5.4
Other	2	0.1	10	0.8	11	0.9

Effective tax rate	$290	18.2%	$318	20.6%	$330	32.4%
(1)The majority of state and local income tax expense for the period ended December 31, 2025 related to California, Michigan, New Jersey, and the State and City of New York, for the period ended December 31, 2024 related to California, Massachusetts, the State and City of New York, and North Carolina and for the period ended December 31, 2023 related to California, Illinois, New Jersey, and the State and City of New York.

Income Taxes Paid (Net of Refunds Received)
A reconciliation of the supplemental information related to income taxes paid (net of refunds received) as presented on the consolidated statement of cash flows is as follows:

	2025	2024	2023
		(In millions)
U.S. federal	$23	$32	$126
State	25	35	40
Foreign:
Brazil	73	49	13
Germany	(2)	(3)	35
India	17	13	8
Switzerland	26	6	11
United Kingdom	27	17	30
Other foreign	29	35	18
Total foreign	170	117	115

Income tax payments, net	$218	$184	$281
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2025	2024	2023
		(In millions)
Balance, beginning of year	$351	$335	$313
Additions for tax positions related to the current year	12	18	19
Additions for tax positions of prior years	13	4	4
Reductions for tax positions of prior years	(64)	(3)	—
Settlements	(22)	(3)	(1)
Balance, end of year	$290	$351	$335
As of December 31, 2025, we had $290 million of gross unrecognized tax benefits, $107 million of which, if recognized, would affect the effective tax rate. As of December 31, 2024, we had $351 million of gross unrecognized tax benefits, $161 million of which, if recognized, would affect the effective tax rate. As of December 31, 2023, we had $335 million of gross unrecognized tax benefits, $165 million of which, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in our consolidated statement of operations. Accrued interest and penalties of $133 million and $117 million were reflected in our consolidated balance sheets as of December 31, 2025 and 2024.
The Company is routinely audited by U.S. federal, state, local and foreign income tax authorities. These audits include questioning the timing and amount of income and deductions, and the allocation of income and deductions among various tax jurisdictions. The IRS is currently examining Expedia Group’s U.S. consolidated federal income tax returns for the periods ended December 31, 2011 through December 31, 2020. The Company has consented to an extension of the statute of limitations, until June 30, 2027 for the 2011 through 2022 tax years. As of December 31, 2025, for the Expedia Group, Inc. and Subsidiaries group, statutes of limitations for tax years 2011 through 2024 remain open to examination in the U.S. federal jurisdiction and most state jurisdictions. For the HomeAway and Orbitz groups, statutes of limitations for tax years 2007 through 2015 remain open to examination in the U.S. federal and most state jurisdictions due to NOL carryforwards.
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
NOTE 11 — Stockholders' Equity
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
Treasury Stock
As of December 31, 2025, the Company's treasury stock was comprised of approximately 174.5 million shares of common stock and 7.3 million Class B shares. As of December 31, 2024, the Company's treasury stock was comprised of approximately 164.2 million shares of common stock and 7.3 million Class B shares.
Share Repurchases. In 2019, the Board of Directors and the Executive Committee of the Board, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to 20 million shares of our common stock (the “2019 Share Repurchase Program”). In 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). The 2019 Share Repurchase Program has been completed. Our 2023 Share Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. Under the program, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Shares repurchased under the authorized programs were as follows:

	Year Ended December 31,
	2025	2024	2023
Number of shares repurchased	9.0 million	12.1 million	19.1 million
Average price per share	$184.76	$133.85	$106.07
Total cost of repurchases (in millions)(1)	$1,662	$1,616	$2,031
___________________________________
(1)Amount excludes transaction costs and the excise tax due under the Inflation Reduction Act of 2022.
As of December 31, 2025, $1.6 billion remains authorized for repurchase with no fixed termination date for the repurchases.
Dividends on our Common Stock
In 2025, the Executive Committee, acting on behalf of the Board of Directors, declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Year Ended December 31, 2025:
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	0.40	May 29, 2025	51	June 18, 2025
August 7, 2025	0.40	August 28, 2025	49	September 18, 2025
November 6, 2025	0.40	November 19, 2025	49	December 11, 2025

In addition, in February 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on March 26, 2026 to the stockholders of record as of the close of business on March 5, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Income (Loss)
The balance of accumulated OCI as of December 31, 2025 and 2024 was primarily comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses at December 31, 2025 of $8 million ($10 million before tax) and foreign currency transaction gains at December 31, 2024 of $19 million ($25 million before tax) associated with our cross-currency interest rate swaps. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both December 31, 2025 and 2024 associated with previously settled Euro-denominated notes that were designated as net investment hedges. See NOTE 2 — Significant Accounting Policies for more information.
Non-redeemable Non-controlling Interests
As of December 31, 2025 and 2024, our ownership interest in trivago was approximately 59.2% and 59.5%.
During 2023, trivago paid a one-time extraordinary dividend totaling approximately EUR 184 million (or approximately EUR 0.53 per share), which included intercompany payments to Expedia Group as well as $78 million to third-parties included in other, net in financing activities on the consolidated statement of cash flows.
NOTE 12 — Earnings Per Share
Basic Earnings Per Share
Basic earnings per share was calculated for the years ended December 31, 2025, 2024 and 2023 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow.
Diluted Earnings Per Share
For the years ended December 31, 2025, 2024 and 2023, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above, (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise or vesting of stock-based awards and common stock warrants using the treasury stock method, (iii) if dilutive, our Convertible Notes using the if-converted method prior to the date of our irrevocable election to settle in cash as discussed in NOTE 7 — Debt, and (iv) other stock-based commitments.

The following table presents our basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$1,294	$1,234	$797
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$10.32	$9.39	$5.50
Diluted	9.81	8.95	5.31
Weighted average number of shares outstanding (000's):
Basic	125,363	131,432	144,967
Dilutive effect of:
Convertible Notes	3,410	3,921	3,921
Stock-based awards	3,170	2,566	1,340
Diluted	131,943	137,919	150,228
For the year ended December 31, 2025, a minimal number of shares of outstanding stock-based awards were excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the years ended December 31, 2024 and 2023, approximately 1 million and approximately 4 million were excluded.
The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
NOTE 13 — Restructuring and Related Reorganization Charges
In February 2024, we committed to restructuring actions to recalibrate resources as most of the Company’s organizational and technological transformation is now completed, which has resulted in headcount reductions. During 2025, we made the decision to expand these actions. As a result, we recognized $107 million and $80 million in restructuring and related reorganization charges during 2025 and 2024. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $26 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2025. Based on current plans which are subject to change, we expect approximately $60 million in additional reorganization charges with the majority occurring in the first quarter of 2026. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.
NOTE 14 — Other Income (Expense)
Other, net
The following table presents the components of other, net:

	For the Year Ended December 31,
	2025	2024	2023
	(In millions)
Foreign exchange rate losses, net	$(46)	$(66)	$(85)
Gains (losses) on minority equity investments, net	(167)	289	16
Loss related to the conversion option on Convertible Notes	(7)	—	—
TripAdvisor tax indemnification adjustment	—	6	67
Gain on sale of businesses and investments, net	3	5	25
Other	(19)	—	—
Total	$(236)	$234	$23
During 2025, 2024 and 2023, we had no business dispositions, but we recognized miscellaneous gains related to sales of businesses in a prior year as well as an immaterial gain on the sale of a cost method investment during 2024.

NOTE 15 — Commitments and Contingencies
Letters of Credit, Purchase Obligations and Guarantees
We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2025:

		By Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In millions)
Purchase obligations	$176	$81	$93	$2	$—
Guarantees	63	63	—	—	—
Letters of credit	49	48	1	—	—
	$288	$192	$94	$2	$—
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
Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue for certain regulatory purposes as well as to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no material claims made against any stand-by LOCs during the years ended December 31, 2025, 2024 and 2023.
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
Litigation Relating to Occupancy Taxes. We currently have two lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established a reserve for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both December 31, 2025 and 2024. Our settlement reserve is based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount reserved cannot be made. Changes to the settlement reserve are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
During the third quarter of 2024, we entered into discussions with Italian tax authorities to resolve matters raised in an audit of the 2016 to 2022 tax years regarding the Company’s purported Italian VAT obligations. In 2024, we recorded a reserve for the potential settlement of these matters, consistent with applicable accounting principles and in light of facts and circumstances at that time, in the amount of $107 million within legal reserves, occupancy tax and other in the consolidated statements of operations. While we continued to believe Expedia Group was compliant with Italian tax laws, on November 21, 2024, we reached an agreement with the Italian tax authorities and paid $71 million for tax years 2016 to 2022. During 2025, we also reached an agreement with the Italian tax authorities related to tax years 2023 and 2024 and paid $33 million.
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
International Withholding Tax. In July 2025, the Guardia di Finanza (“GdF”) of Milan issued a tax audit report to Expedia Group, proposing an amount of unpaid withholding tax to the Italian Tax Authorities (“ITA”) of 150 million Euros ($175 million), excluding penalties and interest, for the years 2017 through 2023. The GdF’s tax audit report purports the Company had an obligation under a 2017 law to withhold and remit 21% income tax from certain short-term rental partners in Italy. In the third quarter of 2025, we entered into discussions with the ITA to resolve this matter and we recorded a reserve for the potential settlement of this matter, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million within legal reserves, occupancy tax and other in the consolidated statements of operations. In the fourth quarter of 2025, we recorded additional expense of $88 million related to this matter. While we continued to believe Expedia Group was compliant with Italian tax laws, on December 10, 2025, we reached an agreement with the Italian tax authorities and paid $156 million for tax years 2017 to 2023. We are in ongoing discussions with the Italian tax authorities to resolve withholding tax claims related to subsequent years. As of December 31, 2025, our remaining settlement reserve was approximately $22 million included within accrued expenses and other current liabilities. Our settlement reserve is based on our reasonable estimate, and the ultimate resolution of the contingency may be greater than the liability recorded.
NOTE 16 — Related Party Transactions
IAC Inc.
The Company and IAC are related parties because Mr. Diller serves as Chairman and Senior Executive of both Expedia Group and IAC. At December 31, 2025, each of Expedia Group and IAC has a 50% ownership interest in two aircraft that may be used by both companies. Members of the aircraft flight crews are employed by an entity in which the Company and IAC each have a 50% ownership interest. Historically, Expedia Group and IAC allocated fixed costs, including flight crew compensation and benefits, 50% to each company and shared variable costs pro-rata according to each company's respective usage of the aircraft, for which they were separately billed by the entity described above. In December 2025, this cost sharing arrangement was amended to reflect the allocation of all costs on a pro-rata basis according to each company's respective usage of the aircraft.
In addition, we have had the use of an aircraft owned 100% by a subsidiary of IAC on a cost basis until the sale of such aircraft during the fourth quarter of 2025. Total payments made to this entity by the Company were not material.
As of December 31, 2025 and 2024, the net basis in our ownership interest in the aircrafts then jointly-owned was $37 million and $40 million, respectively, recorded in long-term investments and other assets. In 2025, 2024 and 2023, operating and maintenance costs paid directly to the jointly-owned subsidiary for the aircraft were not material.

NOTE 17 — Segment Information
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers primarily through our three flagship brands, Expedia, Hotels.com and Vrbo. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

The following tables present our segment information for 2025, 2024 and 2023. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision makers.

	Year ended December 31, 2025
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,474	$4,842	$417	$—	$14,733
Intersegment revenue	—	—	205	(205)	—
Revenue	$9,474	$4,842	$622	$(205)	$14,733
Less: (1)
Cost of revenue	1,306	111	22
Selling and marketing - direct	4,086	2,982	486	(205)
Other segment items (2)	1,284	492	94	574
Adjusted EBITDA	$2,798	$1,257	$20	$(574)	$3,501
Depreciation	(536)	(191)	(5)	(115)	(847)
Amortization of intangible assets	—	—	—	(40)	(40)
Stock-based compensation	—	—	—	(398)	(398)
Legal reserves, occupancy tax and other	—	—	—	(185)	(185)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(100)	(100)
Realized (gain) loss on revenue hedges	(22)	(38)	—	—	(60)
Operating income (loss)	$2,240	$1,028	$15	$(1,412)	1,871
Other expense, net					(280)
Income before income taxes					1,591
Provision for income taxes					(290)
Net income					1,301
Net income attributable to non-controlling interests					(7)
Net income attributable to Expedia Group, Inc.					$1,294

	Year ended December 31, 2024
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,274	$4,102	$315	$—	$13,691
Intersegment revenue	—	—	184	(184)	—
Revenue	$9,274	$4,102	$499	$(184)	$13,691
Less: (1)
Cost of revenue	1,296	117	16
Selling and marketing - direct	4,157	2,489	384	(184)
Other segment items (2)	1,387	468	88	539
Adjusted EBITDA	$2,434	$1,028	$11	$(539)	$2,934
Depreciation	(526)	(145)	(5)	(105)	(781)
Amortization of intangible assets	—	—	—	(57)	(57)
Impairment of intangible assets	—	—	—	(147)	(147)
Stock-based compensation	—	—	—	(458)	(458)
Legal reserves, occupancy tax and other	—	—	—	(118)	(118)
Restructuring and related reorganization charges, excluding stock-based compensation	—	—	—	(72)	(72)
Realized (gain) loss on revenue hedges	22	(4)	—	—	18
Operating income (loss)	$1,930	$879	$6	$(1,496)	1,319
Other income, net					223
Income before income taxes					1,542
Provision for income taxes					(318)
Net income					1,224
Net loss attributable to non-controlling interests					10
Net income attributable to Expedia Group, Inc.					$1,234

	Year ended December 31, 2023
	B2C	B2B	trivago	Corporate & Eliminations	Total
	(In millions)
Third-party revenue	$9,113	$3,388	$338	$—	$12,839
Intersegment revenue	—	—	187	(187)	—
Revenue	$9,113	$3,388	$525	$(187)	$12,839
Less: (1)
Cost of revenue	1,375	163	17
Selling and marketing - direct	3,944	1,990	360	(187)
Other segment items (2)	1,469	437	92	499
Adjusted EBITDA	$2,325	$798	$56	$(499)	$2,680
Depreciation	(526)	(113)	(5)	(104)	(748)
Amortization of intangible assets	—	—	—	(59)	(59)
Impairment of goodwill	—	—	—	(297)	(297)
Impairment of intangible assets	—	—	—	(129)	(129)
Stock-based compensation	—	—	—	(413)	(413)
Legal reserves, occupancy tax and other	—	—	—	(8)	(8)
Realized (gain) loss on revenue hedges	11	(4)	—	—	7
Operating income (loss)	$1,810	$681	$51	$(1,509)	1,033
Other expense, net					(15)
Income before income taxes					1,018
Provision for income taxes					(330)
Net income					688
Net loss attributable to non-controlling interests					109
Net income attributable to Expedia Group, Inc.					$797
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

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Business Model
Merchant	$10,256	$9,439	$8,818
Agency	3,183	3,169	3,075
Advertising, media and other	1,294	1,083	946
Total revenue	$14,733	$13,691	$12,839
Service Type
Lodging	$11,752	$10,950	$10,264
Air	407	428	410
Expedia Group ("EG") Advertising	758	639	483
trivago Advertising	417	315	338
Other(1)	1,399	1,359	1,344
Total revenue	$14,733	$13,691	$12,839
___________________________________

(1)Other includes car rental, insurance, activities, and cruise, among other revenue streams, none of which are individually material.
Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.

Geographic Information
The following table presents revenue by geographic area, the United States and all other countries, based on the geographic location of our websites or points of sale with the exception of trivago, which has all been allocated to Germany, the location of its corporate headquarters, for the years ended December 31, 2025, 2024 and 2023. No sales to an individual country other than the United States accounted for more than 10% of revenue for the presented years.

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenue
United States	$8,710	$8,372	$8,147
All other countries	6,023	5,319	4,692
	$14,733	$13,691	$12,839
The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(In millions)
Property and equipment, net
United States	$2,390	$2,355
All other countries	57	58
	$2,447	$2,413

NOTE 18 — Valuation and Qualifying Accounts
The following table presents the changes in our valuation and qualifying accounts. Other reserves primarily include our accrual of the cost associated with purchases made on our website related to the use of fraudulent credit cards “charged-back” due to payment disputes and cancellation fees.

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts(1)	Deductions	Balance at End of Period
	(In millions)
2025
Allowance for expected credit losses	$55	$48	$9	$(38)	$74
Other reserves	21	6	(6)	—	21
2024
Allowance for expected credit losses	$46	$36	$(4)	$(23)	$55
Other reserves	22	5	(6)	—	21
2023
Allowance for expected credit losses	$40	$33	$—	$(27)	$46
Other reserves	29	1	(8)	—	22
___________________________________
(1)Charges to other accounts primarily relates to amounts acquired through acquisitions or disposed of through sales of businesses, net translation adjustments and reclassifications.