Form 10-Q
period 2026-03-31
Expedia Group, Inc.
filed 2026-05-08
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(206) 481-4252
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 24, 2026, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	114,498,625	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended March 31, 2026

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$3,426	$2,988
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	377	357
Selling and marketing - direct	1,856	1,757
Selling and marketing - indirect (1)	202	199
Technology and content (1)	324	320
General and administrative (1)	196	180
Depreciation and amortization	228	219
Legal reserves, occupancy tax and other	(64)	—
Restructuring and related reorganization charges(1)	56	26
Operating income (loss)	251	(70)
Other income (expense):
Interest income	60	54
Interest expense	(111)	(58)
Other, net	(175)	(143)
Total other expense, net	(226)	(147)
Income (loss) before income taxes	25	(217)
Provision for income taxes	(37)	20
Net loss	(12)	(197)
Net (income) loss attributable to non-controlling interests	6	(3)
Net loss attributable to Expedia Group, Inc.	$(6)	$(200)

Loss per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$(0.05)	$(1.56)
Diluted	(0.05)	(1.56)
Shares used in computing earnings (loss) per share (000's):
Basic	121,827	128,641
Diluted	121,827	128,641
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$3
Selling and marketing	18	20
Technology and content	38	38
General and administrative	39	37
Restructuring and related reorganization charges	4	—

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net loss	$(12)	$(197)
Currency translation adjustments, net of tax(1)	(28)	15
Net unrealized losses on available for sale securities, net of tax	(1)	—
Net unrealized gains on cash flow hedges, net of tax(2)	31	—
Comprehensive loss	(10)	(182)
Less: Comprehensive income (loss) attributable to non-controlling interests	(7)	6
Comprehensive loss attributable to Expedia Group, Inc.	$(3)	$(188)

(1)Currency translation adjustments include tax expense of approximately $4 million for the three months ended March 31, 2026 and tax expense of less than $1 million for the three months ended March 31, 2025.
(2)Net unrealized gains on cash flow hedges include tax expense of approximately $9 million for the three months ended March 31, 2026.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,540	$5,413
Restricted cash and cash equivalents	2,249	1,563
Short-term investments	254	320
Accounts receivable, net of allowance of $84 and $74	5,149	4,166
Income taxes receivable	55	38
Prepaid expenses and other current assets	906	699
Total current assets	14,153	12,199
Property and equipment, net	2,430	2,447
Operating lease right-of-use assets	279	296
Long-term investments and other assets	1,282	1,387
Deferred income taxes	412	432
Intangible assets, net	887	819
Goodwill	7,016	6,872
TOTAL ASSETS	$26,459	$24,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,139	$2,188
Accounts payable, other	1,176	1,103
Deferred merchant bookings	15,000	10,428
Deferred revenue	174	163
Income taxes payable	29	56
Accrued expenses and other current liabilities	844	1,027
Current maturities of long-term debt	—	1,692
Total current liabilities	19,362	16,657
Long-term debt, excluding current maturities	4,470	4,469
Deferred income taxes	31	20
Operating lease liabilities	236	254
Other long-term liabilities	524	505
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 292,659 and 291,448; Shares outstanding: 114,476 and 116,975
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,709	16,565
Treasury stock - Common stock and Class B, at cost; Shares 185,459 and 181,749	(17,577)	(16,786)
Retained earnings	1,632	1,696
Accumulated other comprehensive income (loss)	(188)	(191)
Total Expedia Group, Inc. stockholders’ equity	576	1,284
Non-redeemable non-controlling interests	1,260	1,263
Total stockholders’ equity	1,836	2,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,459	$24,452

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended March 31, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income (loss)								(200)		3	(197)
Other comprehensive income, net of taxes									12	3	15
Payment of dividends to stockholders (declared at $0.40 per share)					—			(51)			(51)
Proceeds from exercise of equity instruments and employee stock purchase plans	968,347	—			25						25
Treasury stock activity related to vesting of equity instruments						276,989	(54)				(54)
Common stock repurchases						1,742,115	(330)				(330)
Other changes in ownership of non-controlling interests					—					1	1
Stock-based compensation expense					116						116
Other					—		(3)				(3)
Balance as of March 31, 2025	288,477,142	$—	12,799,999	$—	$16,184	173,533,787	$(15,243)	$351	$(220)	$1,249	$2,321

Three months ended March 31, 2026	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	291,447,577	$—	12,799,999	$—	$16,565	181,749,380	$(16,786)	$1,696	$(191)	$1,263	$2,547
Net loss								(6)		(6)	(12)
Other comprehensive income (loss), net of taxes									3	(1)	2
Payment of dividends to stockholders (declared at $0.48 per share)								(58)			(58)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,211,441	—			25						25
Treasury stock activity related to vesting of equity instruments						404,801	(88)				(88)
Common stock repurchases						3,304,964	(700)				(700)
Other changes in ownership of non-controlling interests					(2)					4	2
Stock-based compensation expense					120						120
Other					1		(3)				(2)
Balance as of March 31, 2026	292,659,018	$—	12,799,999	$—	$16,709	185,459,145	$(17,577)	$1,632	$(188)	$1,260	$1,836
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(12)	$(197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	221	208
Amortization of intangible assets	7	11
Amortization of stock-based compensation	103	98
Deferred income taxes	1	(46)
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	23	(37)
Realized (gain) loss on foreign currency forwards, net	63	(20)
Loss on minority equity investments, net	155	156
Other, net	71	9
Changes in operating assets and liabilities:
Accounts receivable	(1,006)	(1,241)
Prepaid expenses and other assets	(198)	(221)
Accounts payable, merchant	(43)	(219)
Accounts payable, other, accrued expenses and other liabilities	1	85
Tax payable/receivable, net	(27)	(31)
Deferred merchant bookings	4,572	4,397
Net cash provided by operating activities	3,931	2,952
Investing activities:
Capital expenditures, including internal-use software and website development	(184)	(196)
Purchases of investments	(174)	(329)
Sales and maturities of investments	197	118
Proceeds from exchange of cross-currency interest rate swaps	692	—
Payments for exchange of cross-currency interest rate swaps	(692)	—
Acquisitions and other, net	(279)	23
Net cash used in investing activities	(440)	(384)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	985
Payments related to long-term debt	(1,828)	(1,044)
Purchases of treasury stock	(788)	(384)
Payment of dividends to stockholders	(58)	(51)
Proceeds from exercise of equity awards and employee stock purchase plan	25	25
Other, net	(1)	—
Net cash used in financing activities	(2,650)	(469)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(28)	61
Net increase in cash, cash equivalents and restricted cash and cash equivalents	813	2,160
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,976	5,574
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,789	$7,734
Supplemental cash flow information
Cash paid for interest	$111	$99
Income tax payments, net	61	47
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2026
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), previously filed with the Securities and Exchange Commission (“SEC”).
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

Notes to Consolidated Financial Statements – (Continued)

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
Significant Accounting Policies
Below are the significant accounting policies with interim disclosure requirements as well as new accounting policies. For a comprehensive description of our accounting policies, refer to our 2025 Form 10-K.
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $469 million as of March 31, 2026 and $313 million as of December 31, 2025.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2025, $9.3 billion of advance cash payments was reported within deferred merchant bookings, $5.0 billion of which was recognized resulting in $632 million of revenue during the three months ended March 31, 2026. At March 31, 2026, the related balance was $13.9 billion.
At December 31, 2025, $1.1 billion of deferred loyalty rewards related to internally administered loyalty programs was reported within deferred merchant bookings, $250 million of which was recognized within revenue during the three months ended March 31, 2026. At March 31, 2026, the related balance was $1.1 billion.
Deferred Revenue. At December 31, 2025, $163 million was recorded as deferred revenue, $70 million of which was recognized as revenue during the three months ended March 31, 2026. At March 31, 2026, the related balance was $174 million.
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

	March 31, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$5,540	$5,413
Restricted cash and cash equivalents	2,249	1,563
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$7,789	$6,976
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit

Notes to Consolidated Financial Statements – (Continued)

card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the three months ended March 31, 2026, we recorded approximately $13 million of incremental allowance for expected uncollectible accounts, offset by $3 million of write-offs.
Derivatives
Cash Flow Hedges. In the first quarter of 2026, we initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on future revenue. We generally hedge a portion of our forecasted foreign currency exposures associated with revenue using forward contracts with maturities up to 18 months. These forward contracts are designated as cash flow hedges.
The gain or loss on derivative instruments designated as cash flow hedges of forecasted foreign currency revenue is initially reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into revenue in our consolidated statements of operations in the same period the forecasted transaction effects earnings. We do not exclude any components in the assessment of hedge effectiveness for forward contracts. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.
In the event that the likelihood of occurrence of the underlying forecasted transactions is determined to be probable not to occur, the gains or losses on the related cash flow hedges are reclassified from AOCI to other, net in the consolidated statements of operations in the period it is determined the forecasted transactions are probable not to occur.
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$175	$175	$—
Term deposits and certificates of deposit	161	—	161
Corporate debt securities	2	—	2
Commercial paper	31	—	31
Investments:
Equity investments	422	422	—
Corporate debt securities	420	—	420
U.S. treasury securities	20	—	20
Asset-backed securities	113	—	113
Term deposits and certificates of deposit	2	—	2
U.S. agency securities	21	—	21
Total assets measured at fair value on a recurring basis	$1,367	$597	$770

Liabilities
Derivatives:
Foreign currency forward contracts	$35	$—	$35
Cross-currency interest rate swaps	4	—	4
Total liabilities measured at fair value on a recurring basis	$39	$—	$39

Notes to Consolidated Financial Statements – (Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$181	$181	$—
Term deposits and certificates of deposit	160	—	160
Corporate debt securities	2	—	2
Commercial paper	44	—	44
Investments:
Equity investments	577	577	—
Corporate debt securities	404	—	404
U.S. treasury securities	20	—	20
Asset-backed securities	121	—	121
Term deposits and certificates of deposit	17	—	17
U.S. agency securities	36	—	36
Commercial paper	2	—	2
Total assets measured at fair value on a recurring basis	$1,564	$758	$806

Liabilities
Derivatives:
Foreign currency forward contracts	$13	$—	$13
Cross-currency interest rate swaps	11	—	11
Embedded derivative liability	126	—	126
Total liabilities measured at fair value on a recurring basis	$150	$—	$150
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
As of March 31, 2026 and December 31, 2025, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, money market funds and commercial paper with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, most of which are classified as available-for-sale. As of March 31, 2026, we had $254 million of short-term and $322 million of long-term investments primarily classified as available-for-sale, which generally mature within five years. As of December 31, 2025, we had $320 million in short-term and $280 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of approximately $1 million during both the three months ended March 31, 2026 and 2025. We review our available-for-sale securities on a regular basis for impairment. During both the three months ended March 31, 2026 and 2025, we did not recognize an allowance for credit-related losses on any of our investments.
As of March 31, 2026 and December 31, 2025, our equity investment represents our investment in Global Business Travel Group, Inc., a publicly traded company. We include this investment in long-term investments and other assets in our consolidated balance sheets. During the three months ended March 31, 2026 and 2025, we recognized losses of approximately $155 million and $151 million within other, net in our consolidated statements of operations related to the fair value changes of this investment. In addition, during the three months ended March 31, 2025, we also recognized losses of approximately $5 million related to an equity investment sold during 2025.

Notes to Consolidated Financial Statements – (Continued)

We use foreign currency forward contracts to economically hedge certain merchant revenue exposures once booked, foreign denominated liabilities related to certain of our loyalty programs and our other foreign denominated balance sheet exposures, which are not designated as cash flow hedges. In the first quarter of 2026, we initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on future revenue. As of March 31, 2026, forward contracts hedging our balance sheet, certain booked revenue and future revenue had a total net notional value of $8.8 billion, of which $1.5 billion was designated as cash flow hedges. We had a net forward liability of $35 million ($96 million gross forward liability) as of March 31, 2026 and $13 million ($31 million gross forward liability) as of December 31, 2025 recorded in accrued expenses and other current liabilities for these derivatives. The carrying value of the derivatives reflect the impact of a master netting agreement, which allows us to net settle assets and liabilities arising from different transactions with the same counterparty. For derivatives not designated as cash flow hedges, we recorded $(125) million and $49 million in net gains (losses) from foreign currency forward contracts in other, net during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $40 million, which is expected to be reclassified from AOCI into revenue within the next 12 months. No amounts have been reclassified into earnings for our cash flow hedges in the current period.
From March 2022 to August 2025, we maintained two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026 (the “2022 swaps”), which were designated as net investment hedges of Euro assets. In August 2025, the 2022 swaps were effectively closed out by entering into a swap with offsetting terms, and we de-designated the 2022 swaps and discontinued hedge accounting. Simultaneously Expedia Group entered into a new fixed-to-fixed cross-currency interest rate swap with a notional amount of €220 million and maturity date of February 2028 (the “2025 swap”). The 2025 swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. There was no exchange of cash at the inception of the 2025 swap. In February 2026, when the 2022 swaps matured, we settled the final exchange of the notional amounts with the contracted counterparties for both the 2022 swaps and the 2025 swap, which offset resulting in no impact to our consolidated cash balance. The fair value of the 2025 swap was a $4 million liability as of March 31, 2026 and a liability of $11 million as of December 31, 2025, recorded in other long-term liabilities. The gain related to these swaps recognized in interest expense was approximately $1 million during both of the three months ended March 31, 2026 and 2025.
See Note 4 – Debt for information on the embedded derivative liability as of December 31, 2025 related to the convertible notes due in February 2026 measured at fair value using a lattice model based on factors such as our stock price, the principal outstanding, coupon rate, volatility, credit spread, risk-free rate and other market data considered Level 2 inputs.
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
Minority Investments without Readily Determinable Fair Values. As of both March 31, 2026 and December 31, 2025, the carrying values of our minority investments without readily determinable fair values totaled $256 million. During the three months ended March 31, 2026 and 2025, we had no material gains or losses related to these recorded minority investments. As of March 31, 2026, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	March 31, 2026	December 31, 2025
	(In millions)
5.0% senior notes due 2026	$—	$750
0% convertible senior notes due 2026	—	942
4.625% senior notes due 2027	748	748
3.8% senior notes due 2028	998	998
3.25% senior notes due 2030	1,243	1,242
2.95% senior notes due 2031	495	495
5.4% senior notes due 2035	986	986
Total debt(1)	4,470	6,161
Current maturities of long-term debt	—	(1,692)
Long-term debt, excluding current maturities	$4,470	$4,469
_______________
(1)Net of applicable discounts and debt issuance costs.
Senior and Convertible Notes
Maturity of 5.0% Notes. In February 2026, our $750 million in senior unsecured notes that bore interest at 5.0% (the “5.0% Notes”) matured and the balance was repaid along with applicable accrued and unpaid interest.
Maturity of Convertible Notes. For information related to our $1 billion aggregate principal amount of unsecured 0% convertible senior notes due 2026 (the “Convertible Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2025 Form 10-K. Upon issuance and subsequent balance sheet-date reassessments through September 30, 2025, the conversion option on the Convertible Notes qualified for the equity scope exception under derivative accounting guidance because the Company had the option to deliver either cash, shares of our common stock or a combination of cash and shares of our common stock at our election. Under such exception, the conversion option is not required to be accounted for as a separate instrument. On November 12, 2025, the Company elected to irrevocably fix the settlement method to cash settlement. Upon that election, the conversion option no longer qualified for the exception and was deemed to be an embedded derivative which required bifurcation from the debt contract. Upon bifurcation of the conversion option, we recorded an embedded derivative liability at fair value of $119 million and a corresponding debt discount of $119 million reducing the carrying value of the Convertible Notes. The debt discount was amortized over the remaining term of the Convertible Notes using the straight-line method. The fair value of the embedded derivative liability (considered a "Level 2" fair value measurement; see Note 3 – Fair Value Measurements), was $126 million as of December 31, 2025 and was included in accrued expenses and other current liabilities on the consolidated balance sheet. The unamortized debt discount and debt issuance costs were $58 million as of December 31, 2025. In February 2026, upon maturity of the Convertible Notes, we paid approximately $1.1 billion in cash to repay the principal amount and settle our payment obligations in connection with conversion elections of the holders thereof, which included a conversion premium of approximately $78 million.
We recognized the following net expense related to the conversion option on the Convertible Notes in our consolidated statement of operations:

(In millions)	Classification in consolidated statements of operations	Three months ended March 31, 2026
Change in fair value of the embedded derivative	Other, net	$48
Amortization of debt discount	Interest expense	(58)
Net expense		$(10)
For additional information about our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and were guaranteed by certain domestic Expedia Group subsidiaries prior to the termination of our prior credit facility in March 2026, as discussed below. These subsidiaries were automatically released from their guarantees upon Expedia Group’s entry into the new revolving credit facility in accordance with the terms of the applicable indentures governing the Senior Notes. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/

Notes to Consolidated Financial Statements – (Continued)

leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $23 million and $82 million as of March 31, 2026 and December 31, 2025.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $4.4 billion and $5.2 billion as of March 31, 2026 and December 31, 2025. Additionally, the estimated fair value of the Convertible Notes was approximately $1.1 billion as of December 31, 2025. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of March 31, 2026, Expedia Group maintained a $2.5 billion revolving credit facility that matures in March 2031. As of March 31, 2026, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $66 million as of March 31, 2026.
The current facility was entered into in March 2026 and in connection Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under our prior revolving credit facility. As of December 31, 2025, we had no revolving credit facility borrowings outstanding under the prior facility and $43 million of outstanding stand-by LOCs issued under it.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
Three Months Ended March 31, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
In addition, in May 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on June 18, 2026 to stockholders of record as of the close of business on May 28, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.
Treasury Stock
As of March 31, 2026, the Company’s treasury stock was comprised of approximately 178.2 million shares of common stock and 7.3 million Class B shares. As of December 31, 2025, the Company’s treasury stock was comprised of approximately 174.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2026, we repurchased, through open market transactions, 3.3 million shares under the 2023 Share Repurchase Program for a total cost of $700 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $211.79 per share. As of March 31, 2026, $870 million remained authorized for repurchase under the 2023 Share Repurchase Program.
In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”).

Notes to Consolidated Financial Statements – (Continued)

Our 2023 and 2026 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
Stock-based Awards
Stock-based compensation expense relates primarily to expense for restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of March 31, 2026, we had stock-based awards outstanding representing approximately 8 million shares of our common stock, consisting of approximately 6 million RSUs and PSUs and options to purchase approximately 2 million shares of our common stock with an exercise price of $157.18 and a remaining life of 0.5 years.
Annual employee stock-based award grants typically occur during the first quarter of each year and generally vest over three years. During the three months ended March 31, 2026, we granted approximately 2 million RSUs and PSUs.
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of March 31, 2026 and December 31, 2025 was primarily comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses as of March 31, 2026 of $2 million ($3 million before tax) and foreign currency transaction losses of $8 million ($10 million before tax) as of December 31, 2025 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both March 31, 2026 and December 31, 2025 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
In addition, the balance of AOCI also includes net gains from cash flow hedges as of March 31, 2026 of $31 million ($40 million before tax).
Note 6 – Earnings Per Share
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method prior to the date of our irrevocable election to settle in cash discussed in Note 4 – Debt. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes, if applicable, from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three months ended March 31, 2026, approximately 8 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three months ended March 31, 2025, approximately 11 million of outstanding stock awards and approximately 4 million shares related to the potential share settlement impact related to our Convertible Notes were excluded.
Note 7 - Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $56 million and $26 million in restructuring and related reorganization charges during the three months ended March 31, 2026 and 2025. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $42 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of March 31, 2026. Based on current plans which are subject to change, we expect approximately $25 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.

Notes to Consolidated Financial Statements – (Continued)

For the three months ended March 31, 2026, the effective tax rate was 145.8%, compared to 9.2% for the three months ended March 31, 2025. The change in the effective tax rate was primarily due to the relative effect of nondeductible mark-to-market charges on a lower measure of pretax income (loss).
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
Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both March 31, 2026 and December 31, 2025. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
In certain jurisdictions, such as the United Kingdom and Italy, we may be required to “pay-to-play” any VAT assessment prior to contesting its validity. While we believe that we will be successful based on the merits of our positions with regard to audits in pay-to-play jurisdictions, it is nevertheless reasonably possible that we could be required to pay any assessed amounts in order to contest or litigate the applicability of any assessments and an estimate for a reasonably possible amount of any such payments cannot be made.
International Withholding Tax. In July 2025, the Guardia di Finanza (“GdF”) of Milan issued a tax audit report to Expedia Group, proposing an amount of unpaid withholding tax to the Italian Tax Authorities (“ITA”) of 150 million Euros ($175 million), excluding penalties and interest, for the years 2017 through 2023. The GdF’s tax audit report purports the Company had an obligation under a 2017 law to withhold and remit 21% income tax from certain short-term rental partners in Italy. In the third quarter of 2025, we entered into discussions with the ITA to resolve this matter and we recorded a reserve for the potential settlement of this matter, consistent with applicable accounting principles and in light of all current facts and

Notes to Consolidated Financial Statements – (Continued)

circumstances, in the amount of $90 million within legal reserves, occupancy tax and other in the consolidated statements of operations. In the fourth quarter of 2025, we recorded additional expense of $88 million related to this matter. While we continued to believe Expedia Group was compliant with Italian tax laws, on December 10, 2025, we reached an agreement with the Italian tax authorities and paid $156 million for tax years 2017 to 2023. We are in ongoing discussions with the Italian tax authorities to resolve withholding tax claims related to subsequent years. As of March 31, 2026, our remaining settlement reserve was approximately $9 million included within accrued expenses and other current liabilities. Our settlement reserve is based on our reasonable estimate, and the ultimate resolution of the contingency may be greater than the liability recorded.
Note 10 – Segment Information
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers primarily through our three flagship brands, Expedia.com, Hotels.com, and Vrbo. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites. trivago is a separately listed company on the Nasdaq Global Select Market and is therefore required to separately report its own financial results, which may differ from the segment information included herein.
Our chief operating decision makers ("CODMs") are our Chief Executive Officer and our Chairman. We determined our operating segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric is Adjusted EBITDA. Adjusted EBITDA for our B2C and B2B segments includes allocations of certain expenses, primarily related to our global travel supply organization and the majority of costs from our product and technology platform, as well as facility costs and the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue. We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate certain shared expenses such as accounting, human resources, certain information technology and legal to our reportable segments, which are included in Unallocated corporate and other expenses in our segment tables below. Our allocation methodology is periodically evaluated and may change.
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
The following tables present our segment information for the three months ended March 31, 2026 and 2025. As a significant portion of our property and equipment is not allocated to our reportable segments and depreciation is not included in our segment measure, we do not report assets by segment as it would not be meaningful. We do not regularly provide such information to our CODMs.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2026
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$2,118	$1,183	$125	$3,426
Intersegment revenue	—	—	42	42
	$2,118	$1,183	$167	$3,468
Reconciliation of revenue:
Elimination of intersegment revenue				(42)
Total consolidated revenue				$3,426
Less: (1)
Cost of revenue	324	39	9
Selling and marketing - direct	1,035	726	137
Other segment items (2)	333	149	28
Segment Adjusted EBITDA	$426	$269	$(7)	$688
Unallocated corporate and other expenses (3)				(146)
Depreciation and amortization				(228)
Stock-based compensation				(103)
Legal reserves, occupancy tax and other				64
Restructuring and related reorganization charges, excluding stock-based compensation				(52)
Other expense, net, excluding realized gain/loss on revenue hedges (4)				(198)
Income before income taxes				$25

	Three months ended March 31, 2025
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$1,956	$947	$85	$2,988
Intersegment revenue	—	—	46	46
	$1,956	$947	$131	$3,034
Reconciliation of revenue:
Elimination of intersegment revenue				(46)
Total consolidated revenue				$2,988
Less: (1)
Cost of revenue	312	38	4
Selling and marketing - direct	1,115	577	111
Other segment items (2)	312	116	21
Segment Adjusted EBITDA	$217	$216	$(5)	$428
Unallocated corporate and other expenses (3)				(132)
Depreciation and amortization				(219)
Stock-based compensation				(98)
Restructuring and related reorganization charges				(26)
Other expense, net, excluding realized gain/loss on revenue hedges (4)				(170)
Loss before income taxes				$(217)

Notes to Consolidated Financial Statements – (Continued)

___________________________________
(1)     The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODMs, exclusive of stock-based compensation. Intersegment expenses are included within the amounts shown.
(2)     Other segment items for each reportable segment primarily include selling and marketing - indirect, technology and content and general and administrative expenses as well as the realized foreign currency gains or losses related to the forward contracts hedging a component of our net merchant lodging revenue for our B2C and B2B segments.
(3)     Unallocated corporate and other expenses include certain shared expenses such as accounting, human resources, certain information and technology and legal costs.
(4) Other expense, net is adjusted to exclude the realized foreign currency gains (losses) related to the forward contracts hedging a component of our net merchant lodging revenue for our B2C and B2B segments of $28 million of losses for the three months ended March 31, 2026 and $23 million of gains for the three months ended March 31, 2025, respectively, which are included within our Segment Adjusted EBITDA.

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended March 31,
	2026	2025
	(in millions)
Business Model:
Merchant	$2,401	$2,046
Agency	675	652
Advertising, media and other	350	290
Total revenue	$3,426	$2,988
Service Type:
Lodging	$2,610	$2,289
Air	107	107
Expedia Group (“EG”) Advertising	197	174
trivago Advertising	125	85
Other(1)	387	333
Total revenue	$3,426	$2,988
____________________________
(1)Other includes revenue from insurance, car rental, activities and cruise revenue, among other revenue streams, none of which are individually material.

Our B2C and B2B segments generate revenue from the merchant, agency and advertising, media and other business models as well as all service types. trivago segment revenue is generated through advertising and media.
Note 11 – Subsequent Event
In April 2026, we issued $1 billion of registered senior unsecured notes, which bear interest at 5.5% and are due in April 2036 (the “5.5% Notes”). The 5.5% Notes were issued at 99.384% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in April and October of each year, beginning October 15, 2026. At any time prior to January 15, 2036, we may redeem some or all of the 5.5% Notes by paying a “make-whole” premium plus accrued and unpaid interest, if any. On or after January 15, 2036, we may redeem some or all of the 5.5% Notes at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 5.5% Notes were approximately $986 million after deducting the discount and debt issuance costs.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projected,” “seeks,” “should” and “will,” or the negative of these terms or other similar expressions, among others, generally identify forward-looking statements; however, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, because of new information, future events, or otherwise.
The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Trends
The Company continues to operate in an increasingly complex business environment and global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, contributed to this environment for the travel industry. As an example, during the first quarter of 2026, events in the Middle East and Mexico had an adverse impact on the travel industry. If these pressures are intensified or sustained, travel behaviors may be impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Other events that could have a negative impact on the travel industry and our businesses in the future are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A, Risk Factors – “Declines or disruptions in the travel industry could adversely affect our business and financial performance.”
Online Travel
The market opportunity for online travel is broad and highly competitive. Online penetration of travel expenditures is higher in the U.S. and Western European markets with online penetration rates in some emerging markets, such as Latin America and Eastern European regions, lagging behind those regions. Emerging markets continue to present an attractive growth opportunity for our business, while also attracting many competitors to online travel. Technological developments in generative artificial intelligence (“AI”) tools are increasingly being used to create competing offerings, such as AI powered digital planning and assistance, further increasing competition.
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
In addition, the increasing popularity of the “sharing economy,” accelerated by online penetration, has had a direct impact on the travel and lodging industry. Businesses such as Airbnb, Vrbo and Booking.com have emerged as the leaders, bringing incremental alternative accommodation inventory to the market. Other competitors have arisen, including alternative accommodation property managers, who operate their own booking sites in addition to listing on Airbnb, Vrbo, and Booking.com. Additionally, traditional consumer ecommerce players have expanded their local offerings by adding hotel offers to their websites. Ride sharing app Uber has added transportation and experience offerings to its app via partnerships with other travel providers. Our B2B business has grown significantly but faces competition from other online travel agencies (“OTAs”) with B2B offerings, as well as other competitors such as independent B2B providers.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the first quarter of 2026, lodging accounted for 76%. Room nights booked grew 6% in the first quarter of 2026, as compared to growth of 8% in 2025 and 9% in 2024. Average Daily Rates (“ADRs”) booked for Expedia Group increased 7% in the first quarter of 2026, increased 1% in 2025 and decreased 1% in 2024.
As of March 31, 2026, our global lodging marketplace had approximately 3.7 million total lodging properties available, including approximately 2.5 million online bookable alternative accommodations through Vrbo and approximately 1.2 million hotels and alternative accommodations through our other brands.
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

Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the first quarter of 2026, we generated $197 million of advertising revenue from EG Advertising, a 13% increase from the same period in 2025.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In the first quarter of 2026, we generated $125 million of third-party revenue from trivago, a 47% increase from the same period in 2025.
As a percentage of our total worldwide revenue in the first quarter of 2026, total advertising and media accounted for 9%.
Air
During 2025, air travel demand exhibited a mixed but improving trend. While ticket volumes were positive throughout the year, pricing was pressured by softer consumer demand in the United States and weaker inbound international travel into the United States in early 2025. By the end of the year, domestic and international travel demand improved, supporting air ticket price growth. For the full year 2025, U.S. domestic trips were up approximately 2% year-over-year according to Airlines Report Corporation ("ARC") data. Our air bookings grew in 2025 compared to 2024 but continued to lag the growth in our lodging business. Our air bookings grew in the first quarter of 2026 compared to the same period in 2025 in line with growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets increased 6% in the first quarter of 2026, 3% in 2025 and 6% in 2024. As a percentage of our total worldwide revenue in the first quarter of 2026, air accounted for 3%.
Business Strategy
As we endeavor to power global travel for everyone, everywhere our focus is to leverage our brand, supply and platform technology strength to provide greater services and value to our travelers, suppliers and business partners, and build longer-lasting direct relationships with our customers. We continue to integrate artificial intelligence across our platform, including in traveler-facing experiences, customer service operations and internal processes, with the goal of improving conversion, personalization and operational efficiency. We also collaborate with leading AI platforms to enhance our capabilities and accelerate innovation.
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
We launched One Key in the United States and United Kingdom, which serves as a unified loyalty program for Brand Expedia, Hotels.com and Vrbo, enabling travelers to cross-earn and cross-redeem rewards across these brands and our range of products such as air, hotels and alternative accommodations. During the second half of 2025, One Key was expanded to a number of new Brand Expedia markets across the globe with the majority of Expedia Rewards members now migrated to the program.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as updates in the current fiscal year provided in Note 2 – Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Segments
We have the following reportable segments: B2C, B2B, and trivago. Our B2C segment provides a full range of travel and advertising services to our worldwide customers primarily through our three flagship brands, Expedia.com, Hotels.com, and Vrbo. Our B2B segment fuels a wide range of travel and non-travel companies including airlines, offline travel agents, online retailers, corporate travel management and financial institutions, who leverage our leading travel technology and tap into our diverse supply to augment their offerings and market Expedia Group rates and availabilities to their travelers. Our trivago segment generates advertising revenue primarily from sending referrals to online travel companies and travel service providers from its hotel metasearch websites.
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

Gross Bookings and Revenue Margin

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Gross Bookings
B2C	$24,784	$22,615	10%
B2B	10,746	8,836	22%
trivago (1)	—	—	N/A
Total gross bookings	$35,530	$31,451	13%
Revenue Margin
B2C	8.5%	8.6%
B2B	11.0%	10.7%
trivago (1)	N/A	N/A
Total revenue margin (1)	9.6%	9.5%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 13% for the three months ended March 31, 2026, compared to the same period in 2025. B2C gross bookings growth was driven by sustained momentum in the U.S. B2B gross bookings grew globally with Rapid API the largest contributor to growth. Booked room nights for our lodging business increased 6% for the three months ended March 31, 2026, which was led by growth in the U.S.
Revenue margin remained relatively consistent in the three months ended March 31, 2026 compared to the same period in 2025.
Results of Operations
Revenue

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Revenue by Segment
B2C	$2,118	$1,956	8%
B2B	1,183	947	25%
trivago (Third-party revenue)	125	85	47%
Total revenue	$3,426	$2,988	15%
Revenue increased 15% for the three months ended March 31, 2026, compared to the same period in 2025, driven by lodging growth in both our B2B and B2C segments.

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Revenue by Service Type
Lodging	$2,610	$2,289	14%
Air	107	107	—%
EG Advertising	197	174	13%
trivago Advertising	125	85	47%
Other	387	333	16%
Total revenue	$3,426	$2,988	15%
Lodging revenue increased 14% for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by an increase in room nights stayed in our hotel business and higher ADRs stayed.
Air revenue was consistent for the three months ended March 31, 2026, compared to the same period in 2025, as higher air tickets sold were offset by lower revenue per ticket.
EG Advertising revenue increased 13% for the three months ended March 31, 2026, compared to the same period in 2025, driven by our sponsored listing business. trivago Advertising revenue increased 47% for the three months ended March 31, 2026, compared to the same period in 2025, driven by its strategic focus on brand rebuilding in recent years.
All other revenue, which includes insurance, car, cruise and activities, increased 16% for the three ended months ended March 31, 2026, compared to the same period in 2025 primarily due to higher insurance revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Revenue by Business Model
Merchant	$2,401	$2,046	17%
Agency	675	652	4%
Advertising, media and other	350	290	21%
Total revenue	$3,426	$2,988	15%
The increase in merchant revenue for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase in merchant lodging revenue. Agency revenue remained relatively consistent for the three months ended March 31, 2026, as compared to the same period in 2025. Advertising, media and other increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to healthy growth in both EG Advertising and trivago revenue.
Cost of Revenue

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Direct costs	$304	$286	6%
Personnel and overhead	73	71	2%
Total cost of revenue	$377	$357	5%
% of revenue	11.0%	12.0%
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

Cost of revenue increased $20 million during the three months ended March 31, 2026 compared to the same period in 2025, but decreased as a percentage of revenue during the period driven by continued efficiencies in payments and customer service.
Selling and Marketing - Direct and Indirect

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Selling and marketing - direct	$1,856	$1,757	6%
% of revenue	54.2%	58.8%
Selling and marketing - indirect	202	199	2%
% of revenue	5.9%	6.6%
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
Selling and marketing - direct increased $99 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by an increase in B2B partner commissions to support revenue growth, partially offset by a decrease in B2C, which saw significant marketing leverage. Selling and marketing - indirect costs remained relatively consistent during the three months ended March 31, 2026, compared to the same period in 2025.

Technology and Content

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Personnel and overhead	$227	$237	(4)%
Other	97	83	16%
Total technology and content	$324	$320	1%
% of revenue	9.5%	10.7%
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
Technology and content expense remained relatively consistent during the three months ended March 31, 2026, compared to the same period in 2025 as higher license and maintenance costs and cloud costs were mostly offset by lower personnel costs in connection with previously announced cost saving initiatives.

General and Administrative

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Personnel and overhead	$148	$146	1%
Professional fees and other	48	34	43%
Total general and administrative	$196	$180	9%
% of revenue	5.7%	6.0%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership,

finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher miscellaneous items, including charitable contributions in the current year.

Depreciation and Amortization

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Depreciation	$221	$208	7%
Amortization of intangible assets	7	11	(34)%
Total depreciation and amortization	$228	$219	4%
Depreciation increased $13 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of increased capitalized website development costs. Amortization of intangible assets decreased $4 million during the three months ended March 31, 2026, compared to the same period in 2025.

Legal Reserves, Occupancy Tax and Other

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Legal reserves, occupancy tax and other	$(64)	$—	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as legal reserves and certain other items.
The net credit in legal reserves, occupancy tax and other for the three months ended March 31, 2026 was primarily due to the reversal of Canadian digital service taxes (“DST”). On March 26, 2026, the government of Canada enacted legislation as part of its 2026 federal budget that repealed the Digital Services Tax Act, with retroactive effect to June 20, 2024.
We had previously recognized, during 2024 and 2025, accruals for anticipated Canadian DST liabilities related to certain digital services revenues, based on enacted law at that time and guidance then available from the Canada Revenue Agency. In connection with the repeal, during the three months ended March 31, 2026, we reversed $71 million of previously recognized Canadian DST liabilities, covering in-scope periods from January 1, 2022 through December 31, 2025. As of March 31, 2026, the Company no longer has an obligation related to the Canadian DST.
Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $56 million and $26 million in restructuring and related reorganization charges during the three months ended March 31, 2026 and 2025, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect approximately $25 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Operating income (loss)	$251	$(70)	N/A
% of revenue	7.3%	(2.3)%
During the three months ended March 31, 2026, the increase in operating income from an operating loss in the prior year period was primarily due to a growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
B2C	$426	$217	96%
B2B	269	216	24%
trivago	(7)	(5)	34%
Segment Adjusted EBITDA	688	428
Unallocated corporate and other expenses	(146)	(132)	11%
Total Adjusted EBITDA (1)	$542	$296	83%
____________________________
(1)     Adjusted EBITDA is a non-GAAP measure. See “Definition and Reconciliation of Adjusted EBITDA” below for more information.
Adjusted EBITDA is our primary segment operating metric. See Note 10 – Segment Information in the notes to the consolidated financial statements for additional information on intersegment transactions, unallocated corporate and other costs and for a reconciliation of Adjusted EBITDA by segment to income (loss) before income taxes for the periods presented above.
Our B2C segment Adjusted EBITDA increased during the three months ended March 31, 2026, compared to the same periods in 2025 as a result of revenue growth and disciplined cost management, particularly in direct selling and marketing. Our B2B segment experienced an improvement in Adjusted EBITDA during the three months ended March 31, 2026, compared to the same period in 2025, primarily as a result of strong revenue growth. Our trivago segment Adjusted EBITDA loss increased during the three months ended March 31, 2026, compared to the same period in 2025, as a result of higher operating costs, including direct selling and marketing expenses, partially offset by revenue growth.
Interest Income and Expense

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Interest income	$60	$54	11%
Interest expense	(111)	(58)	91%

Interest income increased for the three months ended March 31, 2026, compared to the same period in 2025, as a result of higher average cash and investment balances. For the three months ended March 31, 2026, compared to the same period in 2025, interest expense increased primarily due to the amortization of the debt discount related to our Convertible Notes that matured in February 2026 as discussed in Note 4 – Debt in the notes to the consolidated financial statements.

Other, Net
Other, net is comprised of the following:

	Three months ended March 31,
	2026	2025
	($ in millions)
Foreign exchange rate gains (losses), net	$(60)	$12
Losses on minority equity investments, net	(155)	(156)
Gain related to the conversion option on Convertible Notes	48	—
Other	(8)	1
Total other, net	$(175)	$(143)
For further information on our losses on minority equity investments, net, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements. For further information on the gain related to the conversion option on our Convertible Notes, see Note 4 – Debt in the notes to the consolidated financial statements.
Provision for Income Taxes

	Three months ended March 31,
	2026	2025	% Change
	($ in millions)
Provision for income taxes	$37	$(20)	N/A
Effective tax rate	145.8%	9.2%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended March 31, 2026, the effective tax rate was 145.8%, compared to 9.2% for the three months ended March 31, 2025. The change in the effective tax rate was primarily due to the relative effect of nondeductible mark-to-market charges on a lower measure of pretax income (loss).
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
The reconciliation of net loss attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2026	2025
	(In millions)
Net loss attributable to Expedia Group, Inc.	$(6)	$(200)
Net income (loss) attributable to non-controlling interests	(6)	3
Provision for income taxes	37	(20)
Total other expense, net	226	147
Operating income (loss)	251	(70)
Gain (loss) on revenue hedges related to revenue recognized	(28)	23
Restructuring and related reorganization charges, excluding stock-based compensation	52	26
Legal reserves, occupancy tax and other	(64)	—
Stock-based compensation	103	98
Depreciation and amortization	228	219
Adjusted EBITDA	$542	$296
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.8 billion and $5.7 billion at March 31, 2026 and December 31, 2025. As of March 31, 2026, the total cash and cash equivalents and short-term investments held outside the United States was $401 million ($230 million in wholly-owned foreign subsidiaries and $171 million in majority-owned subsidiaries).
New Revolving Credit Facility. On March 27, 2026, we entered into a new revolving credit facility with aggregate commitments of $2.5 billion, which replaced our previous credit facility with the same commitment level and matures in March 2031. The revolving credit facility was essentially untapped at March 31, 2026.
5.5% Senior Notes Issuance. In April 2026, we issued $1 billion of registered senior unsecured notes, which bear interest at 5.5% and are due in April 2036 (the “5.5% Notes”). The 5.5% Notes were issued at 99.384% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in April and October of each year, beginning October 15, 2026. We expect to use the net proceeds of this offering of approximately $986 million for general corporate purposes, which may include, but not limited to: (i) repayment, prepayment, redemption or repurchase of outstanding debt, (ii) dividends and stock repurchases, and (iii) funding for working capital, capital expenditures and acquisitions.
Redemption of our 5.0% Senior Notes and 0% Convertible Notes. In February 2026, our $750 million in senior unsecured notes that bore interest at 5.0% (the “5.0% Notes”) matured and the balance was repaid along with applicable accrued and unpaid interest. Also in February 2026, upon maturity of the Convertible Notes, we paid approximately $1.1 billion in cash to repay the principal amount and settle our payment obligations in connection with conversion elections of the holders thereof, which included a conversion premium of approximately $78 million.
Our credit ratings are periodically reviewed by rating agencies. As of March 31, 2026, Moody’s rating was Baa2 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of March 31, 2026, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Three months ended March 31,
	2026	2025	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$3,931	$2,952	$979
Investing activities	(440)	(384)	(56)
Financing activities	(2,650)	(469)	(2,181)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(28)	61	(89)
For the three months ended March 31, 2026, net cash provided by operating activities increased compared to the prior year period due to higher working capital benefits driven mostly from an increase in deferred merchant bookings and merchant accounts payable as well as higher operating income after adjusting for impacts of depreciation and amortization.
For the three months ended March 31, 2026, net cash used in investing activities was $440 million compared to $384 million used in the prior year period. The change was primarily due to net sales and maturities of investments in the current year compared to net purchases of investments in the prior year as well as cash used in acquisitions in the current year.
For the three months ended March 31, 2026, net cash used in financing activities primarily included $1.8 billion of payments related to the redemption of our 5.0% Notes and our 0% Convertible Notes in February 2026 as discussed above as well as $788 million of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments as well as cash dividend payments of $58 million. For the three months ended March 31, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $384 million of cash paid to acquire shares, including the repurchased shares and for treasury stock activity related to the vesting of equity instruments, and cash dividend payments of $51 million, partially offset by the February 2025 issuance of 5.4% senior notes with net proceeds of $985 million.
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). During the three months ended March 31, 2026, we repurchased, through open market transactions, 3.3 million shares under 2023 Share Repurchase Program for a total cost of approximately $700 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of March 31, 2026, $870 million remained authorized for repurchase under the 2023 Share Repurchase Program. In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”). Our 2023 and 2026 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Three Months Ended March 31, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
Three Months Ended March 31, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
In addition, in May 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on June 18, 2026 to stockholders of record as of the close of business on May 28, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the three months ended March 31, 2026 of $28 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar compared to $61 million increase in the prior year period reflecting a net appreciation in foreign currencies relative to the U.S. dollar.
Other than discussed above, there have been no material changes outside the normal course of business to our contractual obligations and commercial commitments since December 31, 2025.
In our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancings, if any, will be available on terms acceptable to us.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three months ended March 31, 2026. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On March 20, 2026, Plaintiffs in Echevarria v. Expedia Group, Inc. et al. (Echevarria II) filed an amended complaint. Trial in the Mata matter is currently scheduled for August 10, 2026.

Israeli Putative Class Action Lawsuit (Ze’ev). On April 17, 2026, the court issued an order partially certifying a plaintiff class.

Part II. Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock. A summary of the repurchase activity for the first quarter of 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
January 1-31, 2026	—	$—	—	$1,570,170
February 1-28, 2026	1,811	200.71	1,811	1,206,598
March 1-31, 2026	1,494	225.22	1,494	870,219
Total	3,305		3,305
In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock.

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

10.1*	Employment Agreement between Derek Andersen and Expedia, Inc., effective May 11, 2026		8-K	001-374269	10.1	4/23/2026

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

*	Indicates a management contract or compensation plan or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 7, 2026	Expedia Group, Inc.

	By:	/s/ Scott Schenkel
Scott Schenkel
Chief Financial Officer