Form 10-Q
period 2026-06-30
Expedia Group, Inc.
filed 2026-08-06
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 24, 2026, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	114,495,891	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended June 30, 2026

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$4,315	$3,786	$7,741	$6,774
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	403	377	780	734
Selling and marketing - direct	2,119	1,920	3,975	3,677
Selling and marketing - indirect (1)	217	213	419	412
Technology and content (1)	325	325	649	645
General and administrative (1)	204	197	400	377
Depreciation and amortization	228	223	456	442
Legal reserves, occupancy tax and other	6	2	(58)	2
Restructuring and related reorganization charges(1)	13	44	69	70
Operating income	800	485	1,051	415
Other income (expense):
Interest income	73	74	133	128
Interest expense	(61)	(58)	(172)	(116)
Other, net	215	(78)	40	(221)
Total other income (expense), net	227	(62)	1	(209)
Income before income taxes	1,027	423	1,052	206
Provision for income taxes	(152)	(101)	(189)	(81)
Net income	875	322	863	125
Net loss attributable to non-controlling interests	3	8	9	5
Net income attributable to Expedia Group, Inc.	$878	$330	$872	$130

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$7.30	$2.61	$7.21	$1.02
Diluted	7.16	2.48	7.05	0.96
Shares used in computing earnings (loss) per share (000's):
Basic	120,223	126,453	121,027	127,541
Diluted	122,552	132,809	123,763	134,296
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$4	$8	$7
Selling and marketing	24	23	42	43
Technology and content	40	39	78	77
General and administrative	44	36	83	73
Restructuring and related reorganization charges	2	3	6	3

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$875	$322	$863	$125
Other comprehensive income (loss):
Currency translation adjustments, net of tax(1)	2	40	(26)	55
Net unrealized gains (losses) on cash flow hedges, net of tax(2)	(1)	—	30	—
Change in unrealized losses on available for sale securities, net of tax	(1)	—	(2)	—
Total other comprehensive income	—	40	2	55
Comprehensive income	875	362	865	180
Less: Comprehensive income (loss) attributable to non-controlling interests	(4)	(1)	(11)	5
Comprehensive income attributable to Expedia Group, Inc.	$879	$363	$876	$175

(1)Currency translation adjustments include tax benefit of approximately $3 million and tax expense of $1 million for the three and six months ended June 30, 2026 and tax expense of approximately $1 million for the three and six months ended June 30, 2025.
(2)Net unrealized gains (losses) on cash flow hedges include tax benefit of less than $1 million and tax expense of approximately $9 million for the three and six months ended June 30, 2026.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,682	$5,413
Restricted cash and cash equivalents	2,402	1,563
Short-term investments	445	320
Accounts receivable, net of allowance of $95 and $74	5,780	4,166
Income taxes receivable	50	38
Prepaid expenses and other current assets	943	699
Total current assets	16,302	12,199
Property and equipment, net	2,438	2,447
Operating lease right-of-use assets	269	296
Long-term investments and other assets	1,804	1,387
Deferred income taxes	346	432
Intangible assets, net	878	819
Goodwill	7,024	6,872
TOTAL ASSETS	$29,061	$24,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,465	$2,188
Accounts payable, other	1,328	1,103
Deferred merchant bookings	15,426	10,428
Deferred revenue	175	163
Income taxes payable	55	56
Accrued expenses and other current liabilities	905	1,027
Current maturities of long-term debt	—	1,692
Total current liabilities	20,354	16,657
Long-term debt, excluding current maturities	5,459	4,469
Deferred income taxes	19	20
Operating lease liabilities	226	254
Other long-term liabilities	532	505
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 293,809 and 291,448; Shares outstanding: 114,473 and 116,975
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,783	16,565
Treasury stock - Common stock and Class B, at cost; Shares 186,613 and 181,749	(17,839)	(16,786)
Retained earnings	2,452	1,696
Accumulated other comprehensive income (loss)	(187)	(191)
Total Expedia Group, Inc. stockholders’ equity	1,209	1,284
Non-redeemable non-controlling interests	1,262	1,263
Total stockholders’ equity	2,471	2,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,061	$24,452

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended June 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2025	288,477,142	$—	12,799,999	$—	$16,184	173,533,787	$(15,243)	$351	$(220)	$1,249	$2,321
Net income (loss)								330		(8)	322
Other comprehensive income, net of taxes									33	7	40
Payment of dividends to stockholders (declared at $0.40 per share)					—			(51)			(51)
Proceeds from exercise of equity instruments and employee stock purchase plans	872,358	—			—						—
Treasury stock activity related to vesting of equity instruments						299,177	(51)				(51)
Common stock repurchases						3,824,293	(627)				(627)
Other changes in ownership of non-controlling interests					1					2	3
Stock-based compensation expense					132						132
Other					—		(3)				(3)
Balance as of June 30, 2025	289,349,500	$—	12,799,999	—	16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086

Six months ended June 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income (loss)								130		(5)	125
Other comprehensive income, net of taxes									45	10	55
Payment of dividends to stockholders (declared at $0.80 per share)								(102)			(102)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,840,705	—			25						25
Treasury stock activity related to vesting of equity instruments						576,166	(105)				(105)
Common stock repurchases						5,566,408	(957)				(957)
Other changes in ownership of non-controlling interests					1					3	4
Stock-based compensation expense					248						248
Other					—		(6)				(6)
Balance as of June 30, 2025	289,349,500	$—	12,799,999	$—	$16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086

Three months ended June 30, 2026	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of March 31, 2026	292,659,018	$—	12,799,999	$—	$16,709	185,459,145	$(17,577)	$1,632	$(188)	$1,260	$1,836
Net income (loss)								878		(3)	875
Other comprehensive income (loss), net of taxes									1	(1)	—
Payment of dividends to stockholders (declared at $0.48 per share)								(58)			(58)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,150,429	—			—						—
Withholding taxes for stock options					(65)						(65)
Treasury stock activity related to vesting of equity instruments						270,496	(59)				(59)
Common stock repurchases						883,479	(200)				(200)
Other changes in ownership of non-controlling interests					(2)					6	4
Stock-based compensation expense					142						142
Other					(1)		(3)				(4)
Balance as of June 30, 2026	293,809,447	$—	12,799,999	$—	$16,783	186,613,120	$(17,839)	$2,452	$(187)	$1,262	$2,471

Six months ended June 30, 2026	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	291,447,577	$—	12,799,999	$—	$16,565	181,749,380	$(16,786)	$1,696	$(191)	$1,263	$2,547
Net income (loss)								872		(9)	863
Other comprehensive income (loss), net of taxes									4	(2)	2
Payment of dividends to stockholders (declared at $0.96 per share)								(116)			(116)
Proceeds from exercise of equity instruments and employee stock purchase plans	2,361,870	—			25						25
Withholding taxes for stock options					(65)						(65)
Treasury stock activity related to vesting of equity instruments						675,297	(147)				(147)
Common stock repurchases						4,188,443	(900)				(900)
Other changes in ownership of non-controlling interests					(4)					10	6
Stock-based compensation expense					262						262
Other					—		(6)				(6)
Balance as of June 30, 2026	293,809,447	$—	12,799,999	$—	$16,783	186,613,120	$(17,839)	$2,452	$(187)	$1,262	$2,471
+See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income	$863	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	438	420
Amortization of intangible assets	18	22
Amortization of stock-based compensation	217	203
Deferred income taxes	83	1
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	31	(137)
Realized (gain) loss on foreign currency forwards, net	185	(160)
(Gain) loss on minority equity investments, net	(125)	258
Other, net	32	43
Changes in operating assets and liabilities:
Accounts receivable	(1,654)	(1,759)
Prepaid expenses and other assets	(230)	(250)
Accounts payable, merchant	283	119
Accounts payable, other, accrued expenses and other liabilities	282	296
Tax payable/receivable, net	(12)	(6)
Deferred merchant bookings	4,998	4,898
Net cash provided by operating activities	5,409	4,073
Investing activities:
Capital expenditures, including internal-use software and website development	(383)	(396)
Purchases of investments	(760)	(428)
Sales and maturities of investments	335	441
Proceeds from exchange of cross-currency interest rate swaps	692	—
Payments for exchange of cross-currency interest rate swaps	(692)	—
Acquisitions and other, net	(400)	163
Net cash used in investing activities	(1,208)	(220)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	986	985
Payments related to long-term debt	(1,828)	(1,044)
Purchases of treasury stock	(1,058)	(1,072)
Payment of dividends to stockholders	(116)	(102)
Proceeds from exercise of equity awards and employee stock purchase plan	25	25
Other, net	(66)	28
Net cash used in financing activities	(2,057)	(1,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(36)	208
Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,108	2,881
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,976	5,574
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$9,084	$8,455
Supplemental cash flow information
Cash paid for interest	$112	$100
Income tax payments, net	113	86
See accompanying notes.

Notes to Consolidated Financial Statements
June 30, 2026
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $488 million as of June 30, 2026 and $313 million as of December 31, 2025.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2025, $9.3 billion of advance cash payments was reported within deferred merchant bookings, $6.6 billion of which was recognized resulting in $891 million of revenue during the six months ended June 30, 2026. At June 30, 2026, the related balance was $14.4 billion.
At December 31, 2025, $1.1 billion of deferred loyalty rewards related to internally administered loyalty programs was reported within deferred merchant bookings, $561 million of which was recognized within revenue during the six months ended June 30, 2026. At June 30, 2026, the related balance was $1.1 billion.
Deferred Revenue. At December 31, 2025, $163 million was recorded as deferred revenue, $95 million of which was recognized as revenue during the six months ended June 30, 2026. At June 30, 2026, the related balance was $175 million.
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

	June 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$6,682	$5,413
Restricted cash and cash equivalents	2,402	1,563
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$9,084	$6,976
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of

Notes to Consolidated Financial Statements – (Continued)

expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the six months ended June 30, 2026, we recorded approximately $30 million of incremental allowance for expected uncollectible accounts, offset by $9 million of write-offs.
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
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$166	$166	$—
Term deposits and certificates of deposit	196	—	196
Commercial paper	57	—	57
Derivatives:
Foreign currency forward contracts	11	—	11
Investments:
Equity investments	702	702	—
Corporate debt securities	810	—	810
U.S. treasury securities	15	—	15
Asset-backed securities	131	—	131
Term deposits and certificates of deposit	50	—	50
U.S. agency securities	16	—	16
Total assets measured at fair value on a recurring basis	$2,154	$868	$1,286

Liabilities
Derivatives:
Cross-currency interest rate swaps	$5	$—	$5

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
As of June 30, 2026 and December 31, 2025, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, money market funds and commercial paper with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, most of which are classified as available-for-sale. As of June 30, 2026, we had $445 million of short-term and $577 million of long-term investments primarily classified as available-for-sale, which generally mature within five years. As of December 31, 2025, we had $320 million in short-term and $280 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized gains and gross unrealized losses of approximately $2 million during the six months ended June 30, 2026 and less than $1 million for the six months ended June 30, 2025. We review our available-for-sale securities on a regular basis for impairment. During both the six months ended June 30, 2026 and 2025, we did not recognize an allowance for credit-related losses on any of our investments.
As of June 30, 2026 and December 31, 2025, our equity investment represents our investment in Global Business Travel Group, Inc. (“GBTG”), a publicly traded company. We include this investment in long-term investments and other assets in our consolidated balance sheets. In May 2026, GBTG agreed to be acquired by Long Lake Management for $9.50 per share in a take-private transaction, which is expected to close in the second half of 2026 subject to the satisfaction of certain closing conditions. During the six months ended June 30, 2026 and 2025, we recognized gains (losses) of approximately $125 million and $(223) million within other, net in our consolidated statements of operations related to the fair value changes of this

Notes to Consolidated Financial Statements – (Continued)

investment. In addition, during the six months ended June 30, 2025, we also recognized gains of approximately $2 million related to an equity investment sold during 2025.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures once booked, foreign denominated liabilities related to certain of our loyalty programs and our other foreign denominated balance sheet exposures, which are not designated as cash flow hedges. In the first quarter of 2026, we initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on future revenue. As of June 30, 2026, forward contracts hedging our balance sheet, certain booked revenue and future revenue had a total net notional value of $8.5 billion, of which $960 million was designated as cash flow hedges. We had a net forward asset of $11 million ($66 million gross forward asset) as of June 30, 2026 recorded in prepaid and other current assets and $13 million ($31 million gross forward liability) as of December 31, 2025 recorded in accrued expenses and other current liabilities for these derivatives. The carrying value of the derivatives reflect the impact of a master netting agreement, which allows us to net settle assets and liabilities arising from different transactions with the same counterparty. For derivatives not designated as cash flow hedges, we recorded $(70) million and $151 million in net gains (losses) from foreign currency forward contracts in other, net during the three months ended June 30, 2026 and 2025, as well as $(195) million and $200 million during the six months ended June 30, 2026 and 2025. As of June 30, 2026, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $39 million, which is expected to be reclassified from AOCI into revenue within the next 12 months. During the three and six months ended June 30, 2026, $3 million was reclassified from AOCI to revenue for our cash flow hedges.
From March 2022 to August 2025, we maintained two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026 (the “2022 swaps”), which were designated as net investment hedges of Euro assets. In August 2025, the 2022 swaps were effectively closed out by entering into a swap with offsetting terms, and we de-designated the 2022 swaps and discontinued hedge accounting. Simultaneously Expedia Group entered into a new fixed-to-fixed cross-currency interest rate swap with a notional amount of €220 million and maturity date of February 2028 (the “2025 swap”). The 2025 swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. There was no exchange of cash at the inception of the 2025 swap. In February 2026, when the 2022 swaps matured, we settled the final exchange of the notional amounts with the contracted counterparties for both the 2022 swaps and the 2025 swap, which offset resulting in no impact to our consolidated cash balance. The fair value of the 2025 swap was a $5 million liability as of June 30, 2026 and a liability of $11 million as of December 31, 2025, recorded in other long-term liabilities. The gain related to these swaps recognized in interest expense was approximately $1 million and $3 million during the six months ended June 30, 2026 and 2025.
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
Minority Investments without Readily Determinable Fair Values. As of both June 30, 2026 and December 31, 2025, the carrying values of our minority investments without readily determinable fair values totaled $256 million. During the six months ended June 30, 2026, we had no material gains or losses related to these recorded minority investments. During the six months ended June 30, 2025, we recorded $37 million of losses related to a minority investment, resulting from a valuation using an option pricing model that utilized judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of June 30, 2026, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	June 30, 2026	December 31, 2025
	(In millions)
5.0% senior notes due 2026	$—	$750
0% convertible senior notes due 2026	—	942
4.625% senior notes due 2027	749	748
3.8% senior notes due 2028	999	998
3.25% senior notes due 2030	1,243	1,242
2.95% senior notes due 2031	495	495
5.4% senior notes due 2035	987	986
5.5% senior notes due 2036	986	—
Total debt(1)	5,459	6,161
Current maturities of long-term debt	—	(1,692)
Long-term debt, excluding current maturities	$5,459	$4,469
_______________
(1)Net of applicable discounts and debt issuance costs.
Senior and Convertible Notes
April 2026 Senior Notes Issuance. In April 2026, we issued $1 billion of registered senior unsecured notes, which bear interest at 5.5% and are due in April 2036 (the “5.5% Notes”). The 5.5% Notes were issued at 99.384% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in April and October of each year, beginning October 15, 2026. At any time prior to January 15, 2036, we may redeem some or all of the 5.5% Notes by paying a “make-whole” premium plus accrued and unpaid interest, if any. On or after January 15, 2036, we may redeem some or all of the 5.5% Notes at par plus accrued and unpaid interest, if any. The net proceeds from the issuance of the 5.5% Notes were approximately $986 million after deducting the discount and debt issuance costs.
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
We recognized the following net expense related to the conversion option on the Convertible Notes in our consolidated statement of operations:

(In millions)	Classification in consolidated statements of operations	Six months ended June 30, 2026
Change in fair value of the embedded derivative	Other, net	$48
Amortization of debt discount	Interest expense	(58)
Net expense		$(10)

Notes to Consolidated Financial Statements – (Continued)

For additional information about our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and, those outstanding as of December 31, 2025, were guaranteed by certain domestic Expedia Group subsidiaries prior to the termination of our prior credit facility in March 2026, as discussed below. These subsidiaries were automatically released from their guarantees upon Expedia Group’s entry into the new revolving credit facility in accordance with the terms of the applicable indentures governing the Senior Notes. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $80 million and $82 million as of June 30, 2026 and December 31, 2025.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.4 billion and $5.2 billion as of June 30, 2026 and December 31, 2025. Additionally, the estimated fair value of the Convertible Notes was approximately $1.1 billion as of December 31, 2025. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of June 30, 2026, Expedia Group maintained a $2.5 billion revolving credit facility that matures in March 2031. As of June 30, 2026, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $66 million as of June 30, 2026.
The current facility was entered into in March 2026 and in connection Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under our prior revolving credit facility. As of December 31, 2025, we had no revolving credit facility borrowings outstanding under the prior facility and $43 million of outstanding stand-by LOCs issued under it.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
May 7, 2026	0.48	May 28, 2026	58	June 18, 2026
Six Months Ended June 30, 2025
February 4, 2025	0.40	March 6, 2025	51	March 27, 2025
May 7, 2025	0.40	May 29, 2025	51	June 18, 2025
In addition, in August 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on September 17, 2026 to stockholders of record as of the close of business on August 27, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.

Notes to Consolidated Financial Statements – (Continued)

Treasury Stock
As of June 30, 2026, the Company’s treasury stock was comprised of approximately 179.3 million shares of common stock and 7.3 million Class B shares. As of December 31, 2025, the Company’s treasury stock was comprised of approximately 174.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”). During the six months ended June 30, 2026, we repurchased, through open market transactions, 4.2 million shares under the 2023 Share Repurchase Program for a total cost of $900 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $214.86 per share. As of June 30, 2026, $5.7 billion remained authorized for repurchase under the 2023 and 2026 Share Repurchase Programs.
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
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of June 30, 2026 and December 31, 2025 was primarily comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses as of June 30, 2026 of $5 million ($6 million before tax) and foreign currency transaction losses of $8 million ($10 million before tax) as of December 31, 2025 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both June 30, 2026 and December 31, 2025 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
In addition, the balance of AOCI also includes net gains from cash flow hedges as of June 30, 2026 of $30 million ($39 million before tax).
Note 6 – Earnings Per Share
The following table represents our basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$878	$330	$872	$130
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$7.30	$2.61	$7.21	$1.02
Diluted	7.16	2.48	7.05	0.96
Weighted average number of shares outstanding (000's):
Basic	120,223	126,453	121,027	127,541
Dilutive effect of:
Convertible Notes	—	3,933	—	3,928
Stock-based awards	2,329	2,423	2,736	2,827
Diluted	122,552	132,809	123,763	134,296
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method prior to the date of our irrevocable election to settle in cash discussed in Note 4 – Debt. In

Notes to Consolidated Financial Statements – (Continued)

periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes, if applicable, from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six months ended June 30, 2026, less than 1 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the three and six months ended June 30, 2025, approximately 1 million of outstanding stock awards were excluded.
Note 7 - Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $69 million and $70 million in restructuring and related reorganization charges during the six months ended June 30, 2026 and 2025. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $15 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of June 30, 2026. Based on current plans which are subject to change, we expect approximately $35 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2026, the effective tax rate was 14.8%, compared to 23.9% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the effective tax rate was 17.9%, compared to 39.3% for the six months ended June 30, 2025. The change in the effective tax rate for both periods was primarily due to nontaxable mark-to-market gains.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are routinely examined by federal, state, and foreign tax authorities. Prior to June 30, 2026, for tax years 2011 to 2013 and 2014 to 2016, the Internal Revenue Service (“IRS”) issued adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 and the 2014 to 2016 adjustments would result in federal income tax of approximately $244 million and $431 million, respectively, subject to interest. These audit cycles have remained in administrative procedures with the IRS.
Subsequent to June 30, 2026, the IRS replaced the prior adjustments and issued new adjustments for tax years 2011 to 2016 that apply a different method of adjusting transfer pricing with our foreign subsidiaries. The IRS also issued adjustments for 2017 and 2018. The adjustments, as proposed, would result in a federal income tax of approximately $287 million to $313 million for tax years 2011 to 2013, approximately $488 million to $531 million for tax years 2014 to 2016, and approximately $213 million to $380 million for tax years 2017 to 2018, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. The IRS has indicated that adjustments for this matter are not relevant for tax years 2019 to 2020.
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
Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel

Notes to Consolidated Financial Statements – (Continued)

occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both June 30, 2026 and December 31, 2025. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
International Withholding Tax. In July 2025, the Guardia di Finanza (“GdF”) of Milan issued a tax audit report to Expedia Group, proposing an amount of unpaid withholding tax to the Italian Tax Authorities (“ITA”) of 150 million Euros ($175 million), excluding penalties and interest, for the years 2017 through 2023. The GdF’s tax audit report purports the Company had an obligation under a 2017 law to withhold and remit 21% income tax from certain short-term rental partners in Italy. In the third quarter of 2025, we entered into discussions with the ITA to resolve this matter and we recorded a reserve for the potential settlement of this matter, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million within legal reserves, occupancy tax and other in the consolidated statements of operations. In the fourth quarter of 2025, we recorded additional expense of $88 million related to this matter. While we continued to believe Expedia Group was compliant with Italian tax laws, on December 10, 2025, we reached an agreement with the Italian tax authorities and paid $156 million for tax years 2017 to 2023. We are in ongoing discussions with the Italian tax authorities to resolve withholding tax claims related to subsequent years. As of June 30, 2026, our remaining settlement reserve was approximately $9 million included within accrued expenses and other current liabilities. Our settlement reserve is based on our reasonable estimate, and the ultimate resolution of the contingency may be greater than the liability recorded.
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
The following tables present our segment information for the three and six months ended June 30, 2026 and 2025. As a significant portion of our property and equipment is not allocated to our reportable segments and depreciation is not included in

Notes to Consolidated Financial Statements – (Continued)

our segment measure, we do not report assets by segment as it would not be meaningful. We do not regularly provide such information to our CODMs.

	Three months ended June 30, 2026
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$2,677	$1,493	$145	$4,315
Intersegment revenue	—	—	51	51
	$2,677	$1,493	$196	$4,366
Reconciliation of revenue:
Elimination of intersegment revenue				(51)
Total consolidated revenue				$4,315
Less: (1)
Cost of revenue	346	39	13
Selling and marketing - direct	1,101	915	154
Other segment items (2)	341	170	28
Segment Adjusted EBITDA	$889	$369	$1	$1,259
Unallocated corporate and other expenses (3)				(140)
Depreciation and amortization				(228)
Stock-based compensation				(114)
Legal reserves, occupancy tax and other				(6)
Restructuring and related reorganization charges, excluding stock-based compensation				(11)
Other income, net, excluding realized gain/loss on revenue hedges (4)				267
Income before income taxes				$1,027

	Three months ended June 30, 2025
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$2,479	$1,209	$98	$3,786
Intersegment revenue	—	—	60	60
	$2,479	$1,209	$158	$3,846
Reconciliation of revenue:
Elimination of intersegment revenue				(60)
Total consolidated revenue				$3,786
Less: (1)
Cost of revenue	340	28	4
Selling and marketing - direct	1,092	752	136
Other segment items (2)	319	98	24
Segment Adjusted EBITDA	$728	$331	$(6)	$1,053
Unallocated corporate and other expenses (3)				(145)
Depreciation and amortization				(223)
Stock-based compensation				(105)
Legal reserves, occupancy tax and other				(2)
Restructuring and related reorganization charges, excluding stock-based compensation				(41)
Other expense, net, excluding realized gain/loss on revenue hedges (4)				(114)
Income before income taxes				$423

Notes to Consolidated Financial Statements – (Continued)

	Six months ended June 30, 2026
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$4,795	$2,676	$270	$7,741
Intersegment revenue	—	—	93	93
	$4,795	$2,676	$363	$7,834
Reconciliation of revenue:
Elimination of intersegment revenue				(93)
Total consolidated revenue				$7,741
Less: (1)
Cost of revenue	670	78	22
Selling and marketing - direct	2,136	1,641	291
Other segment items (2)	674	319	56
Segment Adjusted EBITDA	$1,315	$638	$(6)	$1,947
Unallocated corporate and other expenses (3)				(286)
Depreciation and amortization				(456)
Stock-based compensation				(217)
Legal reserves, occupancy tax and other				58
Restructuring and related reorganization charges, excluding stock-based compensation				(63)
Other income, net, excluding realized gain/loss on revenue hedges (4)				69
Income before income taxes				$1,052

	Six months ended June 30, 2025
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$4,435	$2,156	$183	$6,774
Intersegment revenue	—	—	106	106
	$4,435	$2,156	$289	$6,880
Reconciliation of revenue:
Elimination of intersegment revenue				(106)
Total consolidated revenue				$6,774
Less: (1)
Cost of revenue	652	66	8
Selling and marketing - direct	2,207	1,329	247
Other segment items (2)	631	214	45
Segment Adjusted EBITDA	$945	$547	$(11)	$1,481
Unallocated corporate and other expenses (3)				(277)
Depreciation and amortization				(442)
Stock-based compensation				(203)
Legal reserves, occupancy tax and other				(2)
Restructuring and related reorganization charges, excluding stock-based compensation				(67)
Other expense, net, excluding realized gain/loss on revenue hedges (4)				(284)
Income before income taxes				$206

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
(4) Other expense, net is adjusted to exclude the realized foreign currency gains (losses) related to the forward contracts hedging a component of our net merchant lodging revenue for our B2C and B2B segments of $(40) million and $52 million of gains (losses) for the three months ended June 30, 2026 and 2025 and $(68) million and $75 million of gains (losses) for the six months ended June 30, 2026 and 2025, respectively, which are included within our Segment Adjusted EBITDA.

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Business Model:
Merchant	$3,065	$2,624	$5,466	$4,670
Agency	872	852	1,547	1,504
Advertising, media and other	378	310	728	600
Total revenue	$4,315	$3,786	$7,741	$6,774
Service Type:
Lodging	$3,429	$3,040	$6,039	$5,329
Air	91	105	198	212
Expedia Group (“EG”) Advertising	206	182	403	356
trivago Advertising	145	98	270	183
Other(1)	444	361	831	694
Total revenue	$4,315	$3,786	$7,741	$6,774
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
Trends
The Company continues to operate in an increasingly complex business environment and global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, contributed to this environment for the travel industry. For example, events in the Middle East and Mexico late in the first quarter of 2026 negatively affected the travel industry, and that pressure continued into the second quarter, particularly in Europe, where macro headwinds and reduced air capacity weighed on demand. If these pressures are intensified or sustained, travel behaviors may be impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the second quarter of 2026, lodging accounted for 79%. Room nights booked grew 6% in the second quarter of 2026, as compared to growth of 8% in 2025 and 9% in 2024. Average Daily Rates (“ADRs”) booked for Expedia Group increased 5% in the second quarter of 2026, increased 1% in 2025 and decreased 1% in 2024.
As of June 30, 2026, our global lodging marketplace had approximately 3.9 million total lodging properties available, including approximately 2.6 million online bookable alternative accommodations through Vrbo and approximately 1.3 million hotels and alternative accommodations through our other brands.
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
Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the second quarter of 2026, we generated $206 million of advertising revenue from EG Advertising, a 13% increase from the same period in 2025.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In the second quarter of 2026, we generated $145 million of third-party revenue from trivago, a 48% increase from the same period in 2025.
As a percentage of our total worldwide revenue in the second quarter of 2026, total advertising and media accounted for 8%.
Air
During 2026, events in the Middle East reduced global air capacity and drove a material increase in prices, which adversely affected our booked air ticket volume, while having a less pronounced impact on total booked value. Our air bookings grew in the second quarter of 2026 compared to the same period in 2025 in line with growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets decreased 5% in the second quarter of 2026, increased 3% in 2025 and increased 6% in 2024. As a percentage of our total worldwide revenue in the second quarter of 2026, air accounted for 2%.
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

Gross Bookings and Revenue Margin

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Gross Bookings
B2C	$23,186	$21,565	8%	$47,970	$44,180	9%
B2B	10,742	8,844	21%	21,488	17,680	22%
trivago (1)	—	—	N/A	—	—	N/A
Total gross bookings	$33,928	$30,409	12%	$69,458	$61,860	12%
Revenue Margin
B2C	11.5%	11.5%		10.0%	10.0%
B2B	13.9%	13.7%		12.5%	12.2%
trivago (1)	N/A	N/A		N/A	N/A
Total revenue margin (1)	12.7%	12.4%		11.1%	10.9%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 12% for both the three and six months ended June 30, 2026, compared to the same periods in 2025. B2C gross bookings growth was driven by sustained momentum in the U.S. B2B gross bookings grew globally with Rapid API the largest contributor to growth. Booked room nights for our lodging business increased 6% for both the three and six months ended June 30, 2026, which was led by continued strength at B2B.
Results of Operations
Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$2,677	$2,479	8%	$4,795	$4,435	8%
B2B	1,493	1,209	23%	2,676	2,156	24%
trivago (Third-party revenue)	145	98	48%	270	183	48%
Total revenue	$4,315	$3,786	14%	$7,741	$6,774	14%
Revenue increased 14% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, driven by lodging growth in both our B2B and B2C segments.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,429	$3,040	13%	$6,039	$5,329	13%
Air	91	105	(13)%	198	212	(7)%
EG Advertising	206	182	13%	403	356	13%
trivago Advertising	145	98	48%	270	183	48%
Other	444	361	23%	831	694	20%
Total revenue	$4,315	$3,786	14%	$7,741	$6,774	14%

Lodging revenue increased 13% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by higher ADRs stayed and an increase in room nights stayed in our hotel business.
Air revenue decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by lower revenue per ticket, as well as 5% lower air tickets sold during the three months ended June 30, 2026.
EG Advertising revenue increased 13% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, driven by our sponsored listing business. trivago Advertising revenue increased 48% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, driven by its strategic focus on brand rebuilding in recent years.
All other revenue, which includes insurance, car, cruise and activities, increased 23% and 20% for the three and six months ended June 30, 2026, compared to the same periods in 2025 primarily due to higher insurance and activities revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$3,065	$2,624	17%	$5,466	$4,670	17%
Agency	872	852	2%	1,547	1,504	3%
Advertising, media and other	378	310	22%	728	600	21%
Total revenue	$4,315	$3,786	14%	$7,741	$6,774	14%
The increase in merchant revenue for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to an increase in merchant lodging revenue. Agency revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to increase in activities and insurance revenue. Advertising, media and other increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to healthy growth in both trivago revenue and EG Advertising.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Direct costs	$328	$302	9%	$632	$588	7%
Personnel and overhead	75	75	—%	148	146	1%
Total cost of revenue	$403	$377	7%	$780	$734	6%
% of revenue	9.3%	9.9%		10.1%	10.8%
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
Cost of revenue increased $26 million and $46 million during the three and six months ended June 30, 2026 compared to the same periods in 2025, but decreased as a percentage of revenue during the period driven by continued efficiencies in payments.

Selling and Marketing - Direct and Indirect

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$2,119	$1,920	10%	$3,975	$3,677	8%
% of revenue	49.1%	50.7%		51.4%	54.3%
Selling and marketing - indirect	217	213	2%	419	412	2%
% of revenue	5.0%	5.6%		5.4%	6.1%
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
Selling and marketing - direct increased $199 million and $298 million during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily driven by an increase in B2B partner commissions to support revenue growth. The increase in the year-to-date period was partially offset by a decrease in marketing spend at B2C, which had significant marketing leverage. Selling and marketing - indirect costs remained relatively consistent during the three and six months ended June 30, 2026, compared to the same periods in 2025.

Technology and Content

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$219	$235	(7)%	$446	$472	(5)%
Other	106	90	19%	203	173	18%
Total technology and content	$325	$325	—%	$649	$645	1%
% of revenue	7.5%	8.6%		8.4%	9.5%
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
Technology and content expense remained relatively consistent during the three and six months ended June 30, 2026, compared to the same periods in 2025 as higher license and maintenance costs and cloud costs were mostly offset by lower personnel costs in connection with previously announced cost saving initiatives.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$159	$151	5%	$307	$297	3%
Professional fees and other	45	46	(2)%	93	80	17%
Total general and administrative	$204	$197	4%	$400	$377	6%
% of revenue	4.7%	5.2%		5.2%	5.6%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.
General and administrative expense increased during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to higher stock-based compensation. In addition, the current year to date period was also impacted by higher miscellaneous items, including charitable contributions.

Depreciation and Amortization

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Depreciation	$217	$212	2%	$438	$420	4%
Amortization of intangible assets	11	11	4%	18	22	(16)%
Total depreciation and amortization	$228	$223	2%	$456	$442	3%
Depreciation increased $5 million and $18 million during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily as a result of increased capitalized website development costs. Amortization of intangible assets remained consistent during the three months ended June 30, 2026 and decreased $4 million during the six months ended June 30, 2026, compared to the same periods in 2025.

Legal Reserves, Occupancy Tax and Other

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$6	$2	178%	$(58)	2	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as legal reserves and certain other items.
The net credit in legal reserves, occupancy tax and other for the six months ended June 30, 2026 was primarily due to the reversal of Canadian digital service taxes (“DST”). On March 26, 2026, the government of Canada enacted legislation as part of its 2026 federal budget that repealed the Digital Services Tax Act, with retroactive effect to June 20, 2024.
We had previously recognized, during 2024 and 2025, accruals for anticipated Canadian DST liabilities related to certain digital services revenues, based on enacted law at that time and guidance then available from the Canada Revenue Agency. In connection with the repeal, during the six months ended June 30, 2026, we reversed $71 million of previously recognized Canadian DST liabilities, covering in-scope periods from January 1, 2022 through December 31, 2025. As of June 30, 2026, the Company no longer has an obligation related to the Canadian DST.
Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $69 million and $70 million in restructuring and related reorganization charges during the six months ended June 30, 2026 and 2025, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect approximately $35 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Operating income	$800	$485	65%	$1,051	$415	153%
% of revenue	18.6%	12.8%		13.6%	6.1%
During the three and six months ended June 30, 2026, the increase in operating income in the current year periods was primarily due to a growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
B2C	$889	$728	22%	$1,315	$945	39%
B2B	369	331	12%	638	547	17%
trivago	1	(6)	N/A	(6)	(11)	(52)%
Segment Adjusted EBITDA	1,259	1,053		1,947	1,481
Unallocated corporate and other expenses	(140)	(145)	(3)%	(286)	(277)	3%
Total Adjusted EBITDA (1)	$1,119	$908	23%	$1,661	$1,204	38%
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
Our B2C segment Adjusted EBITDA increased during the three and six months ended June 30, 2026, compared to the same periods in 2025 as a result of revenue growth and disciplined cost management, particularly in direct selling and marketing in the year-to-date period. Our B2B segment experienced an increase in Adjusted EBITDA during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily as a result of strong revenue growth, partially offset by a prioritization of investments to support future growth. Our trivago segment Adjusted EBITDA returned to positive during the three months ended June 30, 2026 and its Adjusted EBITDA loss decreased during the six months ended June 30, 2026, compared to the same periods in 2025, as a result of revenue growth, partially offset by higher operating costs, including direct selling and marketing expenses.
Interest Income and Expense

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Interest income	$73	$74	(1)%	$133	$128	4%
Interest expense	(61)	(58)	5%	(172)	(116)	48%

Interest income decreased slightly for the three months ended June 30, 2026, compared to the same period in 2025. Interest income increased for the six months ended June 30, 2026, compared to the same period in 2025, as a result of higher average cash and investment balances, partially offset by lower rates of return.
Interest expense increased for the three months ended June 30, 2026, compared to the same period in 2025, as a result of higher average senior notes outstanding in the current year period. The interest expense increase for the six months ended June 30, 2026 was also due to the amortization of the debt discount related to our Convertible Notes that matured in February 2026 as discussed in Note 4 – Debt in the notes to the consolidated financial statements.

Other, Net
Other, net is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in millions)
Foreign exchange rate gains (losses), net	$(54)	$28	$(114)	$40
Gains (losses) on minority equity investments, net	280	(102)	125	(258)
Gain related to the conversion option on Convertible Notes	—	—	48	—
Other	(11)	(4)	(19)	(3)
Total other, net	$215	$(78)	$40	$(221)
For further information on our gains (losses) on minority equity investments, net, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements. For further information on the gain related to the conversion option on our Convertible Notes, see Note 4 – Debt in the notes to the consolidated financial statements.
Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$152	$101	50%	$189	$81	133%
Effective tax rate	14.8%	23.9%		17.9%	39.3%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended June 30, 2026, the effective tax rate was 14.8%, compared to 23.9% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the effective tax rate was 17.9%, compared to 39.3% for the six months ended June 30, 2025. The change in the effective tax rate for both periods was primarily due to nontaxable mark-to-market gains.
We are subject to taxation in the United States and foreign jurisdictions. Our income tax filings are routinely examined by federal, state, and foreign tax authorities. Prior to June 30, 2026, for tax years 2011 to 2013 and 2014 to 2016, the IRS issued adjustments related to transfer pricing with our foreign subsidiaries. The 2011 to 2013 and the 2014 to 2016 adjustments would result in federal income tax of approximately $244 million and $431 million, respectively, subject to interest. These audit cycles have remained in administrative procedures with the IRS.
Subsequent to June 30, 2026, the IRS replaced the prior adjustments and issued new adjustments for tax years 2011 to 2016 that apply a different method of adjusting transfer pricing with our foreign subsidiaries. The IRS also issued adjustments for 2017 and 2018. The adjustments, as proposed, would result in a federal income tax of approximately $287 million to $313 million for tax years 2011 to 2013, approximately $488 million to $531 million for tax years 2014 to 2016, and approximately $213 million to $380 million for tax years 2017 to 2018, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. The IRS has indicated that adjustments for this matter are not relevant for tax years 2019 to 2020.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income attributable to Expedia Group, Inc.	$878	$330	$872	$130
Net income (loss) attributable to non-controlling interests	(3)	(8)	(9)	(5)
Provision for income taxes	152	101	189	81
Total other (income) expense, net	(227)	62	(1)	209
Operating income	800	485	1,051	415
Gain (loss) on revenue hedges related to revenue recognized	(40)	52	(68)	75
Restructuring and related reorganization charges, excluding stock-based compensation	11	41	63	67
Legal reserves, occupancy tax and other	6	2	(58)	2
Stock-based compensation	114	105	217	203
Depreciation and amortization	228	223	456	442
Adjusted EBITDA	$1,119	$908	$1,661	$1,204
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $7.1 billion and $5.7 billion at June 30, 2026 and December 31, 2025. As of June 30, 2026, the total cash and cash equivalents and short-term investments held outside the United States was $398 million ($220 million in wholly-owned foreign subsidiaries and $178 million in majority-owned subsidiaries).
New Revolving Credit Facility. On March 27, 2026, we entered into a new revolving credit facility with aggregate commitments of $2.5 billion, which replaced our previous credit facility with the same commitment level and matures in March 2031. The revolving credit facility was essentially untapped at June 30, 2026.
5.5% Senior Notes Issuance. In April 2026, we issued $1 billion of registered senior unsecured notes, which bear interest at 5.5% and are due in April 2036 (the “5.5% Notes”). The 5.5% Notes were issued at 99.384% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in arrears in April and October of each year, beginning October 15, 2026. We used or expect to use the net proceeds of this offering of approximately $986 million for general corporate purposes, which may include, but not limited to: (i) repayment, prepayment, redemption or repurchase of outstanding debt, (ii) dividends and stock repurchases, and (iii) funding for working capital, capital expenditures and acquisitions.
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
Our credit ratings are periodically reviewed by rating agencies. As of June 30, 2026, Moody’s rating was Baa2 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of June 30, 2026, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Six months ended June 30,
	2026	2025	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$5,409	$4,073	$1,336
Investing activities	(1,208)	(220)	(988)
Financing activities	(2,057)	(1,180)	(877)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(36)	208	(244)
For the six months ended June 30, 2026, net cash provided by operating activities increased compared to the prior year period due to higher working capital benefits driven mostly from an increase in deferred merchant bookings and merchant accounts payable as well as higher operating income after adjusting for impacts of depreciation and amortization.
For the six months ended June 30, 2026, net cash used in investing activities was $1.2 billion compared to $220 million used in the prior year period. The change was primarily due to net purchase of investments in the current year compared to net sales and maturities of investments in the prior year, uses of cash for the settlement of currency forward contract losses in the current year compared to sources of cash for gains in the prior year as well as cash used for acquisitions in the current year.
For the six months ended June 30, 2026, net cash used in financing activities primarily included $1.8 billion of payments related to the redemption of our 5.0% Notes and our 0% Convertible Notes in February 2026 as discussed above as well as $1.1 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments as well as cash dividend payments of $116 million, partially offset by proceeds from the issuance of 5.5% senior notes with net proceeds of $986 million. For the six months ended June 30, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $1.1 billion of cash paid to acquire shares, and cash dividend payments of $102 million, partially offset by the

February 2025 issuance of 5.4% senior notes with net proceeds of $985 million as well as $25 million of proceeds from the exercise of options and employee stock purchase plans.
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”). During the six months ended June 30, 2026, we repurchased, through open market transactions, 4.2 million shares under 2023 Share Repurchase Program for a total cost of approximately $900 million, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of June 30, 2026, $5.7 billion remained authorized for repurchase under the 2023 and 2026 Share Repurchase Programs. Our 2023 and 2026 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Six Months Ended June 30, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
May 7, 2026	$0.48	May 28, 2026	$58	June 18, 2026
Six Months Ended June 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
In addition, in August 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on September 17, 2026 to stockholders of record as of the close of business on August 27, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the six months ended June 30, 2026 of $36 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar compared to $208 million increase in the prior year period reflecting a net appreciation in foreign currencies relative to the U.S. dollar.
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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and six months ended June 30, 2026. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On June 18, 2026, the court in Echevarria II stayed the case pending resolution of the appeal in Echevarria I.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock. In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock. A summary of the repurchase activity for the second quarter of 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, expect per share data)
April 1-30, 2026	—	$—	—	$870,219
May 1-31, 2026	304	219.35	304	5,803,471
June 1-30, 2026	579	230.05	579	5,670,233
Total	883		883

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 5, 2026	Expedia Group, Inc.

	By:	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer