Form 10-Q
period 2026-09-30
Expedia Group, Inc.
filed 2026-11-05
CIK 1324424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 23, 2026, the following shares of the registrant’s common stock were outstanding:

Common stock, $0.0001 par value per share	113,050,852	shares
Class B common stock, $0.0001 par value per share	5,523,452	shares

Expedia Group, Inc.
Form 10-Q
For the Quarter Ended September 30, 2026

Part I. Item 1. Consolidated Financial Statements
EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$4,938	$4,412	$12,679	$11,186
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below) (1)	419	376	1,199	1,110
Selling and marketing - direct	2,184	1,976	6,159	5,653
Selling and marketing - indirect (1)	209	211	628	623
Technology and content (1)	334	310	983	955
General and administrative (1)	194	186	594	563
Depreciation and amortization	224	225	680	667
Legal reserves, occupancy tax and other	13	86	(45)	88
Restructuring and related reorganization charges (1)	35	6	104	76
Operating income	1,326	1,036	2,377	1,451
Other income (expense):
Interest income	73	69	206	197
Interest expense	(63)	(62)	(235)	(178)
Other, net	(33)	88	7	(133)
Total other income (expense), net	(23)	95	(22)	(114)
Income before income taxes	1,303	1,131	2,355	1,337
Provision for income taxes	(264)	(167)	(453)	(248)
Net income	1,039	964	1,902	1,089
Net income attributable to non-controlling interests	(9)	(5)	—	—
Net income attributable to Expedia Group, Inc.	$1,030	$959	$1,902	$1,089

Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$8.59	$7.76	$15.77	$8.63
Diluted	8.42	7.33	15.43	8.18
Shares used in computing earnings per share (000's):
Basic	119,867	123,699	120,632	126,246
Diluted	122,280	131,014	123,260	133,188
_______

(1) Includes stock-based compensation as follows:
Cost of revenue	$4	$3	$12	$10
Selling and marketing	23	20	65	63
Technology and content	41	34	119	111
General and administrative	46	33	129	106
Restructuring and related reorganization charges	6	—	12	3

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$1,039	$964	$1,902	$1,089
Other comprehensive income (loss):
Currency translation adjustments, net of tax(1)	(15)	(8)	(41)	47
Net unrealized gains (losses) on cash flow hedges, net of tax(2)	(13)	—	17	—
Change in unrealized gains (losses) on available for sale securities, net of tax	(4)	1	(6)	1
Total other comprehensive income (loss)	(32)	(7)	(30)	48
Comprehensive income	1,007	957	1,872	1,137
Less: Comprehensive income (loss) attributable to non-controlling interests	8	5	(3)	10
Comprehensive income attributable to Expedia Group, Inc.	$999	$952	$1,875	$1,127

(1)Currency translation adjustments include tax expense of approximately $2 million and $3 million for the three and nine months ended September 30, 2026 and tax benefit of approximately $2 million and $1 million for the three and nine months ended September 30, 2025.
(2)Net unrealized gains (losses) on cash flow hedges include tax benefit of approximately $3 million and tax expense of approximately $6 million for the three and nine months ended September 30, 2026.

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares, which are reflected in thousands, and par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,040	$5,413
Restricted cash and cash equivalents	1,543	1,563
Short-term investments	527	320
Accounts receivable, net of allowance of $105 and $74	5,513	4,166
Income taxes receivable	52	38
Prepaid expenses and other current assets	1,516	699
Total current assets	14,191	12,199
Property and equipment, net	2,459	2,447
Operating lease right-of-use assets	278	296
Long-term investments and other assets	1,192	1,387
Deferred income taxes	277	432
Intangible assets, net	1,112	819
Goodwill	7,342	6,872
TOTAL ASSETS	$26,851	$24,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, merchant	$2,466	$2,188
Accounts payable, other	1,245	1,103
Deferred merchant bookings	12,579	10,428
Deferred revenue	166	163
Income taxes payable	120	56
Accrued expenses and other current liabilities	1,042	1,027
Current maturities of long-term debt	749	1,692
Total current liabilities	18,367	16,657
Long-term debt, excluding current maturities	4,711	4,469
Deferred income taxes	48	20
Operating lease liabilities	226	254
Other long-term liabilities	583	505
Commitments and contingencies
Stockholders’ equity:
Common stock: $.0001 par value; Authorized shares: 1,600,000	—	—
Shares issued: 294,719 and 291,448; Shares outstanding: 113,122 and 116,975
Class B common stock: $.0001 par value; Authorized shares: 400,000	—	—
Shares issued: 12,800 and 12,800; Shares outstanding: 5,523 and 5,523
Additional paid-in capital	16,956	16,565
Treasury stock - Common stock and Class B, at cost; Shares 188,874 and 181,749	(18,511)	(16,786)
Retained earnings	3,425	1,696
Accumulated other comprehensive income (loss)	(218)	(191)
Total Expedia Group, Inc. stockholders’ equity	1,652	1,284
Non-redeemable non-controlling interests	1,264	1,263
Total stockholders’ equity	2,916	2,547
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,851	$24,452

See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)
(Unaudited)

Three months ended September 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2025	289,349,500	$—	12,799,999	$—	$16,317	177,657,257	$(15,924)	$630	$(187)	$1,250	$2,086
Net income (loss)								959		5	964
Other comprehensive income, net of taxes									(7)	—	(7)
Payment of dividends to stockholders (declared at $0.40 per share)					—			(49)			(49)
Proceeds from exercise of equity instruments and employee stock purchase plans	1,227,240	—			25						25
Withholding taxes for stock options					(6)						(6)
Treasury stock activity related to vesting of equity instruments						386,227	(80)				(80)
Common stock repurchases						2,295,477	(451)				(451)
Other changes in ownership of non-controlling interests					—					1	1
Stock-based compensation expense					113						113
Other					—		(3)				(3)
Balance as of September 30, 2025	290,576,740	$—	12,799,999	—	16,449	180,338,961	$(16,458)	$1,540	$(194)	$1,256	$2,593

Nine months ended September 30, 2025	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	287,508,795	$—	12,799,999	$—	$16,043	171,514,683	$(14,856)	$602	$(232)	$1,242	$2,799
Net income (loss)								1,089		—	1,089
Other comprehensive income, net of taxes									38	10	48
Payment of dividends to stockholders (declared at $1.20 per share)								(151)			(151)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,067,945	—			50						50
Withholding taxes for stock options					(6)						(6)
Treasury stock activity related to vesting of equity instruments						962,393	(185)				(185)
Common stock repurchases						7,861,885	(1,408)				(1,408)
Other changes in ownership of non-controlling interests					1					4	5
Stock-based compensation expense					361						361
Other					—		(9)				(9)
Balance as of September 30, 2025	290,576,740	$—	12,799,999	$—	$16,449	180,338,961	$(16,458)	$1,540	$(194)	$1,256	$2,593

Three months ended September 30, 2026	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of June 30, 2026	293,809,447	$—	12,799,999	$—	$16,783	186,613,120	$(17,839)	$2,452	$(187)	$1,262	$2,471
Net income								1,030		9	1,039
Other comprehensive loss, net of taxes									(31)	(1)	(32)
Payment of dividends to stockholders (declared at $0.48 per share)								(57)			(57)
Proceeds from exercise of equity instruments and employee stock purchase plans	909,282	—			22						22
Treasury stock activity related to vesting of equity instruments						286,181	(93)				(93)
Common stock repurchases						1,974,331	(576)				(576)
Other changes in ownership of non-controlling interests					8					(6)	2
Stock-based compensation expense					142						142
Other					1		(3)				(2)
Balance as of September 30, 2026	294,718,729	$—	12,799,999	$—	$16,956	188,873,632	$(18,511)	$3,425	$(218)	$1,264	$2,916

Nine months ended September 30, 2026	Common stock		Class B common stock		Additional paid-in capital	Treasury stock - Common and Class B		Retained earnings	Accumulated other comprehensive income (loss)	Non-redeemable non-controlling interest	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	291,447,577	$—	12,799,999	$—	$16,565	181,749,380	$(16,786)	$1,696	$(191)	$1,263	$2,547
Net income								1,902		—	1,902
Other comprehensive income (loss), net of taxes									(27)	(3)	(30)
Payment of dividends to stockholders (declared at $1.44 per share)								(173)			(173)
Proceeds from exercise of equity instruments and employee stock purchase plans	3,271,152	—			47						47
Withholding taxes for stock options					(65)						(65)
Treasury stock activity related to vesting of equity instruments						961,478	(240)				(240)
Common stock repurchases						6,162,774	(1,476)				(1,476)
Other changes in ownership of non-controlling interests					4					4	8
Stock-based compensation expense					404						404
Other					1		(9)				(8)
Balance as of September 30, 2026	294,718,729	$—	12,799,999	$—	$16,956	188,873,632	$(18,511)	$3,425	$(218)	$1,264	$2,916
See accompanying notes.

EXPEDIA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income	$1,902	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	654	635
Amortization of intangible assets	26	32
Amortization of stock-based compensation	337	293
Deferred income taxes	160	102
Foreign exchange (gain) loss on cash, restricted cash and short-term investments, net	36	(118)
Realized (gain) loss on foreign currency forwards, net	178	(163)
(Gain) loss on minority equity investments, net	(134)	125
Other, net	44	36
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,269)	(1,289)
Prepaid expenses and other assets	(171)	(28)
Accounts payable, merchant	113	50
Accounts payable, other, accrued expenses and other liabilities	207	234
Tax payable/receivable, net	93	9
Deferred merchant bookings	2,076	2,569
Net cash provided by operating activities	4,252	3,576
Investing activities:
Capital expenditures, including internal-use software and website development	(625)	(585)
Purchases of investments	(930)	(518)
Sales and maturities of investments	438	616
Proceeds from exchange of cross-currency interest rate swaps	692	—
Payments for exchange of cross-currency interest rate swaps	(692)	—
Acquisitions and other, net	(727)	155
Net cash used in investing activities	(1,844)	(332)
Financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	986	985
Payments related to long-term debt	(1,828)	(1,044)
Purchases of treasury stock	(1,727)	(1,603)
Payment of dividends to stockholders	(173)	(151)
Proceeds from exercise of equity awards and employee stock purchase plan	47	50
Other, net	(67)	16
Net cash used in financing activities	(2,762)	(1,747)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(39)	191
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(393)	1,688
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	6,976	5,574
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,583	$7,262
Supplemental cash flow information
Cash paid for interest	$204	$211
Income tax payments, net	196	135
See accompanying notes.

Notes to Consolidated Financial Statements
September 30, 2026
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
Revenue
Prepaid Merchant Bookings. We classify payments made to suppliers in advance of Vrbo performance obligations as prepaid merchant bookings included within prepaid and other current assets. Prepaid merchant bookings was $328 million as of September 30, 2026 and $313 million as of December 31, 2025.
Deferred Merchant Bookings. We classify cash payments received in advance of our performance obligations as deferred merchant bookings. At December 31, 2025, $9.3 billion of advance cash payments was reported within deferred merchant bookings, $7.8 billion of which was recognized resulting in $1.1 billion of revenue during the nine months ended September 30, 2026. At September 30, 2026, the related balance was $11.5 billion.
At December 31, 2025, $1.1 billion of deferred loyalty rewards related to internally administered loyalty programs was reported within deferred merchant bookings, $930 million of which was recognized within revenue during the nine months ended September 30, 2026. At September 30, 2026, the related balance was $1.1 billion.
Deferred Revenue. At December 31, 2025, $163 million was recorded as deferred revenue, $111 million of which was recognized as revenue during the nine months ended September 30, 2026. At September 30, 2026, the related balance was $166 million.
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

	September 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$5,040	$5,413
Restricted cash and cash equivalents	1,543	1,563
Total cash, cash equivalents and restricted cash and cash equivalents in the consolidated statements of cash flows	$6,583	$6,976
Accounts Receivable and Allowances
Accounts receivable are generally due within thirty days and are recorded net of an allowance for expected uncollectible amounts. We consider accounts outstanding longer than the contractual payment terms as past due. The risk characteristics we generally review when analyzing our accounts receivable pools primarily include the type of receivable (for example, credit

Notes to Consolidated Financial Statements – (Continued)

card vs hotel collect), collection terms and historical or expected credit loss patterns. For each pool, we make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded as cost of revenue in our consolidated statements of operations. During the nine months ended September 30, 2026, we recorded approximately $45 million of incremental allowance for expected uncollectible accounts, offset by $14 million of write-offs.
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
Note 3 – Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 are classified using the fair value hierarchy in the table below:

	Total	Level 1	Level 2
	(In millions)
Assets
Cash equivalents:
Money market funds	$119	$119	$—
Term deposits and certificates of deposit	151	—	151
Commercial paper	32	—	32
Investments:
Corporate debt securities	853	—	853
U.S. treasury securities	7	—	7
Asset-backed securities	127	—	127
Term deposits and certificates of deposit	82	—	82
U.S. agency securities	16	—	16
Total assets measured at fair value on a recurring basis	$1,387	$119	$1,268

Liabilities
Derivatives:
Foreign currency forward contracts	$17	$—	$17
Cross-currency interest rate swaps	3	—	3
Total liabilities measured at fair value on a recurring basis	$20	$—	$20

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
As of September 30, 2026 and December 31, 2025, our cash and cash equivalents consisted primarily of term deposits, certificates of deposits, money market funds and commercial paper with maturities of three months or less and bank account balances.
We primarily invest in investment grade corporate debt securities, U.S. treasury securities, and asset-backed securities, most of which are classified as available-for-sale. As of September 30, 2026, we had $527 million of short-term and $558 million of long-term investments classified as available-for-sale, which generally mature within five years. As of December 31, 2025, we had $320 million in short-term and $280 million of long-term available-for-sale investments. The amortized cost basis of the investments approximated their fair value with gross unrealized losses of approximately $7 million during the nine months ended September 30, 2026 and gross unrealized gains of less than $1 million for the nine months ended September 30, 2025. We review our available-for-sale securities on a regular basis for impairment. During both the nine months ended September 30, 2026 and 2025, we did not recognize an allowance for credit-related losses on any of our investments.
As of December 31, 2025, our equity investment represents our investment in Global Business Travel Group, Inc. (“GBTG”), a publicly traded company that was included in long-term investments and other assets in our consolidated balance sheet. On September 29, 2026, Long Lake Management completed its acquisition of GBTG for $9.50 per share in a take-private transaction. As of September 30, 2026, $711 million was included within prepaid and other current assets on our consolidated balance sheet as we received the cash related to the sale in October 2026. During the nine months ended September 30, 2026 and 2025, we recognized gains (losses) of approximately $134 million and $(90) million within other, net in our consolidated

Notes to Consolidated Financial Statements – (Continued)

statements of operations related to the fair value changes of this investment. In addition, during the nine months ended September 30, 2025, we also recognized gains of approximately $2 million related to an equity investment sold during 2025.
We use foreign currency forward contracts to economically hedge certain merchant revenue exposures once booked, foreign denominated liabilities related to certain of our loyalty programs and our other foreign denominated balance sheet exposures, which are not designated as cash flow hedges. In the first quarter of 2026, we initiated a foreign exchange cash flow hedging program to minimize the effects of foreign currency fluctuations on a sub-set of future revenue. As of September 30, 2026, forward contracts hedging our balance sheet, certain booked revenue and future revenue had a total net notional value of $7.3 billion, of which $411 million was designated as cash flow hedges. We had a net forward liability of $17 million ($66 million gross forward liability) as of September 30, 2026 and $13 million ($31 million gross forward liability) as of December 31, 2025 recorded in accrued expenses and other current liabilities for these derivatives. The carrying value of the derivatives reflect the impact of a master netting agreement, which allows us to net settle assets and liabilities arising from different transactions with the same counterparty. For derivatives not designated as cash flow hedges, we recorded $(4) million and $(56) million in net gains (losses) from foreign currency forward contracts in other, net during the three months ended September 30, 2026 and 2025, as well as $(199) million and $144 million during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the net accumulated gain on our foreign currency cash flow hedges before tax effect was $23 million, which is expected to be reclassified from AOCI into revenue within the next 12 months. During the three and nine months ended September 30, 2026, $14 million and $17 million was reclassified from AOCI to revenue for our cash flow hedges.
From March 2022 to August 2025, we maintained two fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of €300 million and maturity dates of February 2026 (the “2022 swaps”), which were designated as net investment hedges of Euro assets. In August 2025, the 2022 swaps were effectively closed out by entering into a swap with offsetting terms, and we de-designated the 2022 swaps and discontinued hedge accounting. Simultaneously Expedia Group entered into a new fixed-to-fixed cross-currency interest rate swap with a notional amount of €220 million and maturity date of February 2028 (the “2025 swap”). The 2025 swap was designated as a net investment hedge of Euro assets with the objective to protect the U.S. dollar value of our net investments in the Euro foreign operations due to movements in foreign currency. There was no exchange of cash at the inception of the 2025 swap. In February 2026, when the 2022 swaps matured, we settled the final exchange of the notional amounts with the contracted counterparties for both the 2022 swaps and the 2025 swap, which offset resulting in no impact to our consolidated cash balance. The fair value of the 2025 swap was a $3 million liability as of September 30, 2026 and a liability of $11 million as of December 31, 2025, recorded in other long-term liabilities. The gain related to these swaps recognized in interest expense was approximately $1 million during both of the nine months ended September 30, 2026 and 2025.
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
Minority Investments without Readily Determinable Fair Values. As of both September 30, 2026 and December 31, 2025, the carrying values of our minority investments without readily determinable fair values totaled $256 million. During the nine months ended September 30, 2026, we had no material gains or losses related to these recorded minority investments. During the nine months ended September 30, 2025, we recorded $37 million of losses related to a minority investment, resulting from a valuation using an option pricing model that utilized judgmental inputs such as discounts for lack of marketability and estimated exit event timing. As of September 30, 2026, total cumulative adjustments made to the initial cost basis of these investments included $164 million in unrealized downward adjustments (including impairments).

Notes to Consolidated Financial Statements – (Continued)

Note 4 – Debt
The following table sets forth our outstanding debt:

	September 30, 2026	December 31, 2025
	(In millions)
5.0% senior notes due 2026	$—	$750
0% convertible senior notes due 2026	—	942
4.625% senior notes due 2027	749	748
3.8% senior notes due 2028	999	998
3.25% senior notes due 2030	1,244	1,242
2.95% senior notes due 2031	495	495
5.4% senior notes due 2035	987	986
5.5% senior notes due 2036	986	—
Total debt(1)	5,460	6,161
Current maturities of long-term debt	(749)	(1,692)
Long-term debt, excluding current maturities	$4,711	$4,469
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
We recognized the following net expense related to the conversion option on the Convertible Notes in our consolidated statement of operations:

(In millions)	Classification in consolidated statements of operations	Nine months ended September 30, 2026
Change in fair value of the embedded derivative and other	Other, net	$46
Amortization of debt discount	Interest expense	(58)
Net expense		$(12)

Notes to Consolidated Financial Statements – (Continued)

For additional information about our other outstanding senior notes (collectively the “Senior Notes”), see Note 7 – Debt of the Notes to Consolidated Financial Statements in our 2025 Form 10-K.
All of our outstanding Senior Notes are senior unsecured obligations issued by Expedia Group and, those outstanding as of December 31, 2025, were guaranteed by certain domestic Expedia Group subsidiaries prior to the termination of our prior credit facility in March 2026, as discussed below. These subsidiaries were automatically released from their guarantees upon Expedia Group’s entry into the new revolving credit facility in accordance with the terms of the applicable indentures governing the Senior Notes. The Senior Notes rank equally in right of payment with all of the existing and any future unsecured and unsubordinated obligations of Expedia Group. In addition, the Senior Notes include covenants that limit our ability to (i) create certain liens, (ii) enter into sale/leaseback transactions and (iii) merge or consolidate with or into another entity or transfer substantially all of our assets. The Senior Notes are redeemable in whole or in part, at the option of the holders thereof, upon the occurrence of certain change of control triggering events at a purchase price in cash equal to 101% of the principal plus accrued and unpaid interest. Accrued interest related to the Senior Notes was $49 million and $82 million as of September 30, 2026 and December 31, 2025.
Estimated Fair Value. The total estimated fair value of our Senior Notes was approximately $5.2 billion as of both September 30, 2026 and December 31, 2025. Additionally, the estimated fair value of the Convertible Notes was approximately $1.1 billion as of December 31, 2025. The fair value was determined based on quoted market prices in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Credit Facility
As of September 30, 2026, Expedia Group maintained a $2.5 billion revolving credit facility that matures in March 2031. As of September 30, 2026, we had no revolving credit facility borrowings outstanding. Loans under the revolving credit facility bear interest at a rate equal to an index rate plus a margin (a) in the case of term benchmark loans, ranging from 1.00% to 1.75% per annum, depending on Expedia Group’s credit ratings, and (b) in the case of base rate loans, ranging from 0.00% to 0.75% per annum, depending on Expedia Group’s credit ratings. A fee is payable quarterly in respect of undrawn commitments under the revolving credit facility at a rate ranging from 0.10% to 0.25% per annum, depending on Expedia Group’s credit ratings. The terms of the revolving credit facility require Expedia Group to not exceed a specified maximum consolidated leverage ratio as of the end of each fiscal quarter.
The revolving credit facility has a $120 million letter of credit (“LOC”) sublimit, and the amount of LOCs issued under the facility reduced the credit amount available. Outstanding stand-by LOCs issued under the facility were $66 million as of September 30, 2026.
The current facility was entered into in March 2026 and in connection Expedia Group terminated all outstanding commitments and repaid all outstanding obligations under our prior revolving credit facility. As of December 31, 2025, we had no revolving credit facility borrowings outstanding under the prior facility and $43 million of outstanding stand-by LOCs issued under it.
Note 5 – Stockholders’ Equity
Dividends on our Common Stock
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine months ended September 30, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
May 7, 2026	$0.48	May 28, 2026	$58	June 18, 2026
August 5, 2026	$0.48	August 27, 2026	$57	September 17, 2026
Nine months ended September 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
August 7, 2025	$0.40	August 28, 2025	$49	September 18, 2025
In addition, in November 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on December 10, 2026 to stockholders of record as of

Notes to Consolidated Financial Statements – (Continued)

the close of business on November 18, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.
Treasury Stock
As of September 30, 2026, the Company’s treasury stock was comprised of approximately 181.6 million shares of common stock and 7.3 million Class B shares. As of December 31, 2025, the Company’s treasury stock was comprised of approximately 174.5 million shares of common stock and 7.3 million Class B shares.
Share Repurchase Programs. In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”). During the nine months ended September 30, 2026, we repurchased, through open market transactions, 6.2 million shares under the 2023 Share Repurchase Program for a total cost of $1.5 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022, representing an average repurchase price of $239.47 per share. As of September 30, 2026, $5.1 billion remained authorized for repurchase under the 2023 and 2026 Share Repurchase Programs. Subsequent to the end of the third quarter of 2026, we repurchased an additional 0.1 million shares under the 2023 Share Repurchase Program for a total cost of $24 million, excluding transaction costs and excise tax, representing an average purchase price of $265.43 per share.
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
Accumulated Other Comprehensive Income (Loss)
The balance of AOCI as of September 30, 2026 and December 31, 2025 was primarily comprised of foreign currency translation adjustments. These translation adjustments include foreign currency transaction losses as of September 30, 2026 of $3 million ($4 million before tax) and foreign currency transaction losses of $8 million ($10 million before tax) as of December 31, 2025 associated with our cross-currency interest rate swaps as described in Note 3 – Fair Value Measurements. Additionally, translation adjustments include foreign currency transaction losses of $7 million ($10 million before tax) as of both September 30, 2026 and December 31, 2025 associated with previously settled Euro-denominated notes that were designated as net investment hedges.
In addition, the balance of AOCI also includes net gains from cash flow hedges as of September 30, 2026 of $17 million ($23 million before tax).
Note 6 – Earnings Per Share
The following table represents our basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net income attributable to Expedia Group, Inc.	$1,030	$959	$1,902	$1,089
Earnings per share attributable to Expedia Group, Inc. available to common stockholders:
Basic	$8.59	$7.76	$15.77	$8.63
Diluted	8.42	7.33	15.43	8.18
Weighted average number of shares outstanding (000's):
Basic	119,867	123,699	120,632	126,246
Dilutive effect of:
Convertible Notes	—	3,942	—	3,933
Stock-based awards	2,413	3,373	2,628	3,009
Diluted	122,280	131,014	123,260	133,188
Basic earnings per share is calculated using our weighted-average outstanding common shares. The earnings per share

Notes to Consolidated Financial Statements – (Continued)

amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards and common stock warrants as determined under the treasury stock method and of our Convertible Notes using the if-converted method prior to the date of our irrevocable election to settle in cash discussed in Note 4 – Debt. In periods when we recognize a net loss, we exclude the impact of outstanding stock awards and the potential share settlement impact related to our Convertible Notes, if applicable, from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and nine months ended September 30, 2026 and 2025, less than 1 million of outstanding stock awards have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
Note 7 - Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $104 million and $76 million in restructuring and related reorganization charges during the nine months ended September 30, 2026 and 2025. The charges were predominately related to employee severance, stock-based compensation and benefit costs and approximately $27 million was included in accrued expenses and other current liabilities on our consolidated balance sheet as of September 30, 2026. Based on current plans which are subject to change, we expect approximately $10 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.
Note 8 – Income Taxes
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2026, the effective tax rate was 20.3%, compared to 14.7% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the effective tax rate was 19.3%, compared to 18.5% for the nine months ended September 30, 2025. The change in the effective tax rate for both periods was primarily due to a change in unrecognized tax benefits recorded in the third quarter of 2025 in connection with a U.S. federal income tax audit.
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
During the third quarter of 2026, the IRS replaced the prior adjustments and issued new adjustments for tax years 2011 to 2016 that apply a different method of adjusting transfer pricing with our foreign subsidiaries. The IRS also issued adjustments for 2017 and 2018. The adjustments, as proposed, would result in a federal income tax of approximately $287 million to $313 million for tax years 2011 to 2013, approximately $488 million to $531 million for tax years 2014 to 2016, and approximately $213 million to $380 million for tax years 2017 to 2018, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. The IRS has indicated that adjustments for this matter are not relevant for tax years 2019 to 2020.
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

Notes to Consolidated Financial Statements – (Continued)

Litigation Relating to Occupancy Taxes. We currently have two active lawsuits involving hotel occupancy taxes and we continue to defend against the claims made in them vigorously. With respect to the principal claims in these and previous similar matters, we believe that the statutes or ordinances at issue do not apply to us or the services we provide and, therefore, that we do not owe the taxes that are claimed to be owed. We believe that the statutes or ordinances at issue generally impose occupancy and other taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations. We have established reserves for the potential settlement of issues related to hotel occupancy and other taxes, consistent with applicable accounting principles and in light of all current facts and circumstances, which were not material as of both September 30, 2026 and December 31, 2025. Our settlement reserves are based on our best estimate of probable losses and the ultimate resolution of these contingencies may be greater or less than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amounts reserved cannot be made. Changes to the settlement reserves are included within legal reserves, occupancy tax and other in the consolidated statements of operations.
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
International Withholding Tax. In July 2025, the Guardia di Finanza (“GdF”) of Milan issued a tax audit report to Expedia Group, proposing an amount of unpaid withholding tax to the Italian Tax Authorities (“ITA”) of 150 million Euros ($175 million), excluding penalties and interest, for the years 2017 through 2023. The GdF’s tax audit report purports the Company had an obligation under a 2017 law to withhold and remit 21% income tax from certain short-term rental partners in Italy. In the third quarter of 2025, we entered into discussions with the ITA to resolve this matter and we recorded a reserve for the potential settlement of this matter, consistent with applicable accounting principles and in light of all current facts and circumstances, in the amount of $90 million within legal reserves, occupancy tax and other in the consolidated statements of operations. In the fourth quarter of 2025, we recorded additional expense of $88 million related to this matter. While we continued to believe Expedia Group was compliant with Italian tax laws, on December 10, 2025, we reached an agreement with the Italian tax authorities and paid $156 million for tax years 2017 to 2023. We are in ongoing discussions with the Italian tax authorities to resolve withholding tax claims related to subsequent years. As of September 30, 2026, our remaining settlement reserve was approximately $9 million included within accrued expenses and other current liabilities. Our settlement reserve is based on our reasonable estimate, and the ultimate resolution of the contingency may be greater than the liability recorded.
Note 10 – Acquisitions
During the nine months ended September 30, 2026, we acquired two travel-related companies within our B2B segment and one AI trip planning company within our B2C segment. The purchase of these acquisitions totaled $676 million, $4 million of which was accrued with the remainder paid in cash. As a result of these acquisitions, we recorded $484 million of goodwill, $327 million of definite-lived intangible assets and $32 million of net deferred tax liabilities. Other assets acquired and liabilities assumed, excluding these amounts, resulted in net liabilities of $103 million and included $124 million of cash acquired. The definite-lived intangible assets primarily consist of partner relationships and developed technology assets and have a weighted average useful life of 5.8 years, the fair value of which was determined as of the respective acquisition dates using a discounted cash flow analysis for partner relationships and multi-period excess earnings method or a replacement cost approach for the technology assets (Level 3 inputs). The results of operations of each of the acquired businesses have been included in our consolidated results starting from each transactions closing dates forward; their effect on consolidated revenue and operating income during the nine months ended September 30, 2026 was not material.
Note 11 – Segment Information
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

Notes to Consolidated Financial Statements – (Continued)

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
The following tables present our segment information for the three and nine months ended September 30, 2026 and 2025. As a significant portion of our property and equipment is not allocated to our reportable segments and depreciation is not included in our segment measure, we do not report assets by segment as it would not be meaningful. We do not regularly provide such information to our CODMs.

	Three months ended September 30, 2026
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$3,065	$1,708	$165	$4,938
Intersegment revenue	—	—	56	56
	$3,065	$1,708	$221	$4,994
Reconciliation of revenue:
Elimination of intersegment revenue				(56)
Total consolidated revenue				$4,938
Less: (1)
Cost of revenue	377	25	11
Selling and marketing - direct	1,028	1,048	164
Other segment items (2)	329	165	27
Segment Adjusted EBITDA	$1,331	$470	$19	$1,820
Unallocated corporate and other expenses (3)				(131)
Depreciation and amortization				(224)
Stock-based compensation				(120)
Legal reserves, occupancy tax and other				(13)
Restructuring and related reorganization charges, excluding stock-based compensation				(29)
Other income, net, excluding realized gain/loss on revenue hedges (4)				—
Income before income taxes				$1,303

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2025
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$2,883	$1,392	$137	$4,412
Intersegment revenue	—	—	57	57
	$2,883	$1,392	$194	$4,469
Reconciliation of revenue:
Elimination of intersegment revenue				(57)
Total consolidated revenue				$4,412
Less: (1)
Cost of revenue	347	18	6
Selling and marketing - direct	1,032	855	146
Other segment items (2)	330	117	25
Segment Adjusted EBITDA	$1,174	$402	$17	$1,593
Unallocated corporate and other expenses (3)				(144)
Depreciation and amortization				(225)
Stock-based compensation				(90)
Legal reserves, occupancy tax and other				(86)
Restructuring and related reorganization charges, excluding stock-based compensation				(6)
Other income, net, excluding realized gain/loss on revenue hedges (4)				89
Income before income taxes				$1,131

	Nine months ended September 30, 2026
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$7,860	$4,384	$435	$12,679
Intersegment revenue	—	—	149	149
	$7,860	$4,384	$584	$12,828
Reconciliation of revenue:
Elimination of intersegment revenue				(149)
Total consolidated revenue				$12,679
Less: (1)
Cost of revenue	1,047	103	33
Selling and marketing - direct	3,164	2,689	455
Other segment items (2)	1,003	484	83
Segment Adjusted EBITDA	$2,646	$1,108	$13	$3,767
Unallocated corporate and other expenses (3)				(417)
Depreciation and amortization				(680)
Stock-based compensation				(337)
Legal reserves, occupancy tax and other				45
Restructuring and related reorganization charges, excluding stock-based compensation				(92)
Other income, net, excluding realized gain/loss on revenue hedges (4)				69
Income before income taxes				$2,355

Notes to Consolidated Financial Statements – (Continued)

	Nine months ended September 30, 2025
	B2C	B2B	trivago	Total
	(In millions)
Third-party revenue	$7,318	$3,548	$320	$11,186
Intersegment revenue	—	—	163	163
	$7,318	$3,548	$483	$11,349
Reconciliation of revenue:
Elimination of intersegment revenue				(163)
Total consolidated revenue				$11,186
Less: (1)
Cost of revenue	999	84	14
Selling and marketing - direct	3,239	2,184	393
Other segment items (2)	961	331	70
Segment Adjusted EBITDA	$2,119	$949	$6	$3,074
Unallocated corporate and other expenses (3)				(421)
Depreciation and amortization				(667)
Stock-based compensation				(293)
Legal reserves, occupancy tax and other				(88)
Restructuring and related reorganization charges, excluding stock-based compensation				(73)
Other expense, net, excluding realized gain/loss on revenue hedges (4)				(195)
Income before income taxes				$1,337
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
(4) Other expense, net is adjusted to exclude the realized foreign currency gains (losses) related to the forward contracts hedging a component of our net merchant lodging revenue for our B2C and B2B segments of $(23) million and $6 million of gains (losses) for the three months ended September 30, 2026 and 2025 and $(91) million and $81 million of gains (losses) for the nine months ended September 30, 2026 and 2025, respectively, which are included within our Segment Adjusted EBITDA.

Notes to Consolidated Financial Statements – (Continued)

Revenue by Business Model and Service Type
The following table presents revenue by business model and service type:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Business Model:
Merchant	$3,567	$3,096	$9,033	$7,766
Agency	971	955	2,518	2,459
Advertising, media and other	400	361	1,128	961
Total revenue	$4,938	$4,412	$12,679	$11,186
Service Type:
Lodging	$3,991	$3,604	$10,030	$8,933
Air	93	101	291	313
Expedia Group (“EG”) Advertising	206	194	609	550
trivago Advertising	165	137	435	320
Other(1)	483	376	1,314	1,070
Total revenue	$4,938	$4,412	$12,679	$11,186
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
Trends
The Company continues to operate in an increasingly complex business environment and global macroeconomic and geopolitical pressures, including trade disruptions, currency fluctuations and energy price volatility, contributed to this environment for the travel industry. For example, events in the Middle East and Mexico late in the first quarter of 2026 negatively affected the travel industry, and that pressure continued into the second quarter, particularly in Europe, where macro headwinds and reduced air capacity weighed on demand. While those pressures eased in the third quarter of 2026, the market remains dynamic, and if these pressures are intensified or sustained, travel behaviors may be impacted and any associated decrease in overall demand would negatively impact our business. In addition, our suppliers, business and service partners could also be impacted, thereby increasing our risk of credit losses and service level or other disruptions. Our future operational results may be subject to volatility, particularly in the short-term, due to the impact of the aforementioned trends.
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
Lodging
Lodging includes both hotel and alternative accommodations. As a percentage of our total worldwide revenue in the third quarter of 2026, lodging accounted for 81%. Room nights booked grew 7% in the third quarter of 2026, as compared to growth of 8% in 2025 and 9% in 2024. Average Daily Rates (“ADRs”) booked for Expedia Group increased 2% in the third quarter of 2026, increased 1% in 2025 and decreased 1% in 2024.
As of September 30, 2026, our global lodging marketplace had approximately 3.9 million total lodging properties available, including approximately 2.5 million online bookable alternative accommodations through Vrbo and approximately 1.4 million hotels and alternative accommodations through our other brands.
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
Advertising & Media
Expedia Group (“EG”) Advertising is responsible for generating advertising revenue on our global online travel brands through a variety of digital marketing solutions. In the third quarter of 2026, we generated $206 million of advertising revenue from EG Advertising, a 7% increase from the same period in 2025.
We also generate advertising revenue from trivago, a leading hotel metasearch website. In the third quarter of 2026, we generated $165 million of third-party revenue from trivago, a 20% increase from the same period in 2025.
As a percentage of our total worldwide revenue in the third quarter of 2026, total advertising and media accounted for 8%.
Air
During 2026, events in the Middle East reduced global air capacity and drove a material increase in prices, which adversely affected our booked air ticket volume, while having a less pronounced impact on total booked value. Our air bookings grew in the third quarter of 2026 compared to the same period in 2025 in line with growth in our lodging business.
In the future, we could encounter pressure on air remuneration as air carriers combine, more air carriers shift to our “direct connect” technology, certain supply agreements renew, and as we continue to add airlines to ensure local coverage in new markets.
Booked air tickets decreased 6% in the third quarter of 2026, increased 5% in 2025 and increased 6% in 2024. As a percentage of our total worldwide revenue in the third quarter of 2026, air accounted for 2%.
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

Gross Bookings and Revenue Margin

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Gross Bookings
B2C	$22,862	$21,343	7%	$70,832	$65,523	8%
B2B	11,146	9,384	19%	32,634	27,064	21%
trivago (1)	—	—	N/A	—	—	N/A
Total gross bookings	$34,008	$30,727	11%	$103,466	$92,587	12%
Revenue Margin
B2C	13.4%	13.5%		11.1%	11.2%
B2B	15.3%	14.8%		13.4%	13.1%
trivago (1)	N/A	N/A		N/A	N/A
Total revenue margin (1)	14.5%	14.4%		12.3%	12.1%
 ____________________________
(1)trivago, which is comprised of a hotel metasearch business that differs from our transaction-based websites, does not have associated gross bookings or revenue margin. However, third-party revenue from trivago is included in revenue used to calculate total revenue margin.
Gross bookings increased 11% and 12% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. B2C gross bookings growth was driven by sustained momentum in the U.S. B2B gross bookings grew double-digits across all regions. Booked room nights for our lodging business increased 7% and 6% for the three and nine months ended September 30, 2026, which was led by continued strength in B2B.
Results of Operations
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Segment
B2C	$3,065	$2,883	6%	$7,860	$7,318	7%
B2B	1,708	1,392	23%	4,384	3,548	24%
trivago (Third-party revenue)	165	137	20%	435	320	36%
Total revenue	$4,938	$4,412	12%	$12,679	$11,186	13%
Revenue increased 12% and 13% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, driven by lodging growth in both our B2B and B2C segments.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Service Type
Lodging	$3,991	$3,604	11%	$10,030	$8,933	12%
Air	93	101	(7)%	291	313	(7)%
EG Advertising	206	194	7%	609	550	11%
trivago Advertising	165	137	20%	435	320	36%
Other	483	376	28%	1,314	1,070	23%
Total revenue	$4,938	$4,412	12%	$12,679	$11,186	13%

Lodging revenue increased 11% and 12% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by an increase in room nights stayed in our hotel business and higher ADRs stayed.
Air revenue decreased 7% for both the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by fewer air tickets sold and lower revenue per ticket.
EG Advertising revenue increased 7% and 11% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, driven by both our sponsored listing and display businesses. trivago Advertising revenue increased 20% and 36% for both the three and nine months ended September 30, 2026, compared to the same periods in 2025, driven by its strategic focus on brand rebuilding in recent years.
All other revenue, which includes insurance, car, cruise and activities, increased 28% and 23% for the three and nine months ended September 30, 2026, compared to the same periods in 2025 primarily due to higher insurance and activities revenue.
In addition to the above segment and product revenue discussion, our revenue by business model is as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Revenue by Business Model
Merchant	$3,567	$3,096	15%	$9,033	$7,766	16%
Agency	971	955	2%	2,518	2,459	2%
Advertising, media and other	400	361	11%	1,128	961	17%
Total revenue	$4,938	$4,412	12%	$12,679	$11,186	13%
The increase in merchant revenue for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to an increase in merchant lodging revenue. Agency revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to increase in activities and insurance revenue. Advertising, media and other increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to growth in both trivago revenue and EG Advertising.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Direct costs	$348	$303	15%	$980	$891	10%
Personnel and overhead	71	73	(2)%	219	219	—%
Total cost of revenue	$419	$376	11%	$1,199	$1,110	8%
% of revenue	8.5%	8.5%		9.5%	9.9%
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
Cost of revenue increased $43 million and $89 million during the three and nine months ended September 30, 2026 compared to the same periods in 2025, to support our revenue growth. Cost of revenue decreased as a percentage of revenue during the year-to-date period driven by continued efficiencies in servicing and cloud costs.

Selling and Marketing - Direct and Indirect

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Selling and marketing - direct	$2,184	$1,976	10%	$6,159	$5,653	9%
% of revenue	44.2%	44.8%		48.6%	50.5%
Selling and marketing - indirect	209	211	(1)%	628	623	1%
% of revenue	4.2%	4.8%		5.0%	5.6%
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
Selling and marketing - direct increased $208 million and $506 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily driven by an increase in B2B partner commissions to support revenue growth, partially offset by a decrease in marketing spend at B2C, which had marketing leverage in the current year periods. Selling and marketing - indirect costs remained relatively consistent during the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Technology and Content

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$223	$218	2%	$669	$690	(3)%
Other	111	92	21%	314	265	19%
Total technology and content	$334	$310	8%	$983	$955	3%
% of revenue	6.8%	7.0%		7.8%	8.5%
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
Technology and content expense increased $24 million and $28 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025 primarily due to higher license and maintenance costs and cloud costs. For the year-to-date period, these increases were partially offset by lower personnel costs in connection with previously announced cost saving initiatives.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Personnel and overhead	$153	$140	9%	$460	$437	5%
Professional fees and other	41	46	(10)%	134	126	7%
Total general and administrative	$194	$186	5%	$594	$563	6%
% of revenue	3.9%	4.2%		4.7%	5.0%
General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resource functions and related stock-based compensation as well as fees for external professional services.

General and administrative expense increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to higher stock-based compensation.

Depreciation and Amortization

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Depreciation	$216	$215	—%	$654	$635	3%
Amortization of intangible assets	8	10	(18)%	26	32	(16)%
Total depreciation and amortization	$224	$225	—%	$680	$667	2%
Depreciation remained consistent during the three months ended September 30, 2026, compared to the same period in 2025. Depreciation increased $19 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily as a result of increased capitalized website development costs. Amortization of intangible assets decreased during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to completion of amortization of certain intangible assets.

Legal Reserves, Occupancy Tax and Other

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Legal reserves, occupancy tax and other	$13	$86	(84)%	$(45)	$88	N/A
Legal reserves, occupancy tax and other primarily consists of increases in our reserves for court decisions and the potential and final settlement of issues related to hotel occupancy and other taxes, expenses recognized related to monies paid in advance of occupancy and other tax proceedings (“pay-to-play”) as well as legal reserves and certain other items.
Legal reserves, occupancy tax and other for the three months ended September 30, 2026, primarily included changes to our reserve related to occupancy and other taxes.
The net credit in legal reserves, occupancy tax and other for the nine months ended September 30, 2026 was primarily due to the reversal of Canadian digital service taxes (“DST”). On March 26, 2026, the government of Canada enacted legislation as part of its 2026 federal budget that repealed the Digital Services Tax Act, with retroactive effect to June 20, 2024.
We had previously recognized, during 2024 and 2025, accruals for anticipated Canadian DST liabilities related to certain digital services revenues, based on enacted law at that time and guidance then available from the Canada Revenue Agency. In connection with the repeal, during the nine months ended September 30, 2026, we reversed $71 million of previously recognized Canadian DST liabilities, covering in-scope periods from January 1, 2022 through December 31, 2025. As of September 30, 2026, the Company no longer has an obligation related to the Canadian DST.
Legal reserves, occupancy tax and other for the three and nine months ended September 30, 2025, primarily included $90 million related to an Italian withholding tax settlement reserve.
Restructuring and Related Reorganization Charges
We have continued to recalibrate resources and expand the restructure efforts that began in 2024 due to the significant completion of the Company’s organizational and technological transformation. As a result, we recognized $104 million and $76 million in restructuring and related reorganization charges during the nine months ended September 30, 2026 and 2025, which were predominately related to employee severance, stock-based compensation and benefits costs. Based on current plans which are subject to change, we expect approximately $10 million in additional reorganization charges. We continue to evaluate additional cost reduction efforts, and should we make additional decisions in future periods to take further actions we may incur additional reorganization charges.

Operating Income

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Operating income	$1,326	$1,036	28%	$2,377	$1,451	64%
% of revenue	26.8%	23.5%		18.7%	13.0%
During the three and nine months ended September 30, 2026, the increase in operating income in the current year periods was primarily due to a growth in revenue in excess of operating costs.
Adjusted EBITDA by Segment

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
B2C	$1,331	$1,174	13%	$2,646	$2,119	25%
B2B	470	402	17%	1,108	949	17%
trivago	19	17	4%	13	6	101%
Segment Adjusted EBITDA	1,820	1,593		3,767	3,074
Unallocated corporate and other expenses	(131)	(144)	(9)%	(417)	(421)	(1)%
Total Adjusted EBITDA (1)	$1,689	$1,449	17%	$3,350	$2,653	26%
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
Our B2C segment Adjusted EBITDA increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025 as a result of revenue growth and disciplined cost management, particularly in direct selling and marketing. Our B2B segment experienced an increase in Adjusted EBITDA during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily as a result of double-digit revenue growth, partially offset by a prioritization of investments to support future growth. Our trivago segment Adjusted EBITDA increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025, as a result of revenue growth, partially offset by higher operating costs, including direct selling and marketing expenses.
Interest Income and Expense

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Interest income	$73	$69	7%	$206	$197	5%
Interest expense	(63)	(62)	2%	(235)	(178)	32%

Interest income increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily as a result of higher average cash and investment balances, which for the year-to-date was partially offset by lower rates of return.
Interest expense remained consistent for the three months ended September 30, 2026, compared to the same period in 2025. The interest expense increase for the nine months ended September 30, 2026 was primarily due to the amortization of the debt discount related to our Convertible Notes that matured in February 2026 as discussed in Note 4 – Debt in the notes to the consolidated financial statements.

Other, Net
Other, net is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)
Foreign exchange rate losses, net	$(29)	$(40)	$(143)	$—
Gains (losses) on minority equity investments, net	9	133	134	(125)
Gain (loss) related to the conversion option on Convertible Notes and other, net	(2)	—	46	—
Other	(11)	(5)	(30)	(8)
Total other, net	$(33)	$88	$7	$(133)
For further information on our gains (losses) on minority equity investments, net, see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements. For further information on the gain (loss) related to the conversion option on our Convertible Notes, see Note 4 – Debt in the notes to the consolidated financial statements.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	($ in millions)			($ in millions)
Provision for income taxes	$264	$167	59%	$453	$248	83%
Effective tax rate	20.3%	14.7%		19.3%	18.5%
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items.
For the three months ended September 30, 2026, the effective tax rate was 20.3%, compared to 14.7% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the effective tax rate was 19.3%, compared to 18.5% for the nine months ended September 30, 2025. The change in the effective tax rate for both periods was primarily due to a change in unrecognized tax benefits recorded in the third quarter of 2025 in connection with a U.S. federal income tax audit.
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
During the third quarter of 2026, the IRS replaced the prior adjustments and issued new adjustments for tax years 2011 to 2016 that apply a different method of adjusting transfer pricing with our foreign subsidiaries. The IRS also issued adjustments for 2017 and 2018. The adjustments, as proposed, would result in a federal income tax of approximately $287 million to $313 million for tax years 2011 to 2013, approximately $488 million to $531 million for tax years 2014 to 2016, and approximately $213 million to $380 million for tax years 2017 to 2018, subject to interest. We do not agree with these adjustments and will continue to vigorously defend our position through administrative procedures. The IRS has indicated that adjustments for this matter are not relevant for tax years 2019 to 2020.
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
The reconciliation of net income attributable to Expedia Group, Inc. to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In millions)
Net income attributable to Expedia Group, Inc.	$1,030	$959	$1,902	$1,089
Net income (loss) attributable to non-controlling interests	9	5	—	—
Provision for income taxes	264	167	453	248
Total other (income) expense, net	23	(95)	22	114
Operating income	1,326	1,036	2,377	1,451
Gain (loss) on revenue hedges related to revenue recognized	(23)	6	(91)	81
Restructuring and related reorganization charges, excluding stock-based compensation	29	6	92	73
Legal reserves, occupancy tax and other	13	86	(45)	88
Stock-based compensation	120	90	337	293
Depreciation and amortization	224	225	680	667
Adjusted EBITDA	$1,689	$1,449	$3,350	$2,653
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are typically cash flows generated from operations, cash available under our credit facility as well as our cash and cash equivalents and short-term investment balances, which were $5.6 billion and $5.7 billion at September 30, 2026 and December 31, 2025. As of September 30, 2026, the total cash and cash equivalents and short-term investments held outside the United States was $442 million ($283 million in wholly-owned foreign subsidiaries and $158 million in majority-owned subsidiaries).
Revolving Credit Facility. On March 27, 2026, we entered into a new revolving credit facility with aggregate commitments of $2.5 billion, which replaced our previous credit facility with the same commitment level and matures in March 2031. The revolving credit facility was essentially untapped at September 30, 2026.
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
Our credit ratings are periodically reviewed by rating agencies. As of September 30, 2026, Moody’s rating was Baa2 with an outlook of “positive,” S&P’s rating was BBB with an outlook of “stable” and Fitch’s rating was BBB with an outlook of “stable.” Changes in our operating results, cash flows, financial position, capital structure, financial policy or capital allocations to share repurchase, dividends, investments and acquisitions could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow and/or limited access to capital markets and interest rates on our 4.625% senior notes as well as our 2.95% senior notes will increase, which could have a material impact on our financial condition and results of operations.
As of September 30, 2026, we were in compliance with the covenants and conditions in our revolving credit facility and outstanding debt as detailed in Note 4 – Debt in the notes to the consolidated financial statements.
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
Our cash flows are as follows:

	Nine months ended September 30,
	2026	2025	$ Change
	(In millions)
Cash provided by (used in):
Operating activities	$4,252	$3,576	$676
Investing activities	(1,844)	(332)	(1,512)
Financing activities	(2,762)	(1,747)	(1,015)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(39)	191	(230)
For the nine months ended September 30, 2026, net cash provided by operating activities increased compared to the prior year period due to higher operating income after adjusting for impacts of depreciation and amortization, partially offset by lower working capital benefits generated from deferred merchant bookings.
For the nine months ended September 30, 2026, net cash used in investing activities was $1.8 billion compared to $332 million used in the prior year period. The increase in usage was primarily due to net purchases of investments in the current year compared to net sales and maturities of investments in the prior year as well as cash used for acquisitions in the current year.
For the nine months ended September 30, 2026, net cash used in financing activities primarily included $1.8 billion of payments related to the redemption of our 5.0% Notes and our 0% Convertible Notes in February 2026 as discussed above as well as $1.7 billion of cash paid to acquire shares, including the repurchased shares under the authorization discussed below and for treasury stock activity related to the vesting of equity instruments, as well as cash dividend payments of $173 million, partially offset by proceeds from the issuance of 5.5% senior notes with net proceeds of $986 million. For the nine months ended September 30, 2025, net cash used in financing activities primarily included the February 2025 redemption of approximately $1 billion of our 6.25% senior notes, $1.6 billion of cash paid to acquire shares, and cash dividend payments of $151 million, partially offset by the February 2025 issuance of 5.4% senior notes with net proceeds of $985 million.
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized an additional program to repurchase up to $5 billion of our common stock (“2023 Share Repurchase Program”). In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock (“2026 Share Repurchase Program”). During the nine months ended September 30, 2026, we repurchased, through open market transactions, 6.2 million shares under 2023 Share Repurchase Program for a total cost of approximately $1.5 billion, excluding transaction costs and excise tax due under the Inflation Reduction Act of 2022. As of September 30, 2026, $5.1 billion remained authorized for repurchase under the 2023 and 2026 Share Repurchase Programs. Our 2023 and 2026 Share Repurchase Programs do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. Under the programs, shares may be repurchased in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be subject to the discretion of the Company and depend on a variety of factors, including the market price of Expedia Group’s common stock, general market and economic conditions, regulatory requirements and other business considerations.
The Executive Committee, acting on behalf of the Board of Directors, declared and we paid the following dividends during the period presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)	Payment Date
Nine months ended September 30, 2026
February 12, 2026	$0.48	March 5, 2026	$58	March 26, 2026
May 7, 2026	$0.48	May 28, 2026	$58	June 18, 2026
August 5, 2026	$0.48	August 27, 2026	$57	September 17, 2026
Nine Months Ended September 30, 2025
February 4, 2025	$0.40	March 6, 2025	$51	March 27, 2025
May 7, 2025	$0.40	May 29, 2025	$51	June 18, 2025
August 7, 2025	$0.40	August 28, 2025	$49	September 18, 2025
In addition, in November 2026, the Executive Committee, acting on behalf of the Board of Directors, declared a quarterly cash dividend of $0.48 per share of outstanding common stock payable on December 10, 2026 to stockholders of record as of the close of business on November 18, 2026. Future declarations of dividends are subject to final determination by our Board of Directors.

Foreign exchange rate changes resulted in a decrease of our cash and restricted cash balances denominated in foreign currency during the nine months ended September 30, 2026 of $39 million reflecting a net depreciation in foreign currencies relative to the U.S. dollar compared to $191 million increase in the prior year period reflecting a net appreciation in foreign currencies relative to the U.S. dollar.
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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
There have been no material changes in our market risk during the three and nine months ended September 30, 2026. For additional information, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings
In the ordinary course of business, Expedia Group and its subsidiaries are parties to legal proceedings and claims involving property, tax, personal injury, contract, alleged infringement of third-party intellectual property rights and other claims. A discussion of certain legal proceedings can be found in the section titled “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. The following are developments regarding, as applicable, such legal proceedings and/or new legal proceedings:

Helms Burton Litigation. On August 31, 2026, the jury in the Mata matter returned a verdict in favor of defendants. On September 28, 2026, plaintiff filed a motion for a new trial.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2023, the Executive Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to $5 billion of our common stock. In May 2026, the Audit Committee of the Board of Directors, pursuant to a delegation of authority from the Board, authorized a program to repurchase up to an additional $5 billion of our common stock. A summary of the repurchase activity for the third quarter of 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
	(In thousands, except per share data)
July 1-31, 2026	—	$—	—	$5,670,233
August 1-31, 2026	452	327.62	452	5,522,241
September 1-30, 2026	1,522	281.03	1,522	5,094,345
Total	1,974		1,974

Part II. Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Part II. Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description	Filed Herewith		Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chairman and Senior Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chairman and Senior Executive pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 4, 2026	Expedia Group, Inc.

	By:	/s/ Derek Andersen
Derek Andersen
Chief Financial Officer